Form 10QSB
period 2001-03-31
AVONDALE CAPITAL I CORP
filed 2001-05-25
CIK 1138932

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _________ to
     _________.

Commission File No: 0-32593

                            AVONDALE CAPITAL I CORP.
                      -------------------------------------
                     (Name of small business in its charter)

           Oklahoma                                             73-1599600
        --------------                                    ---------------------
       (State or other                                    (IRS Employer Id. No.)
jurisdiction of Incorporation)

 211 N. Robinson, Suite 200        Oklahoma City, OK             73102
 ---------------------------       -----------------            --------
(Address of Principal Office)                                   Zip Code

                    Issuer's telephone number: (405) 235-5728

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X  No
                                      -----  -----

Applicable only to issuers involved in bankruptcy proceedings during the past five years

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                   Yes     No
                                      -----  -----

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 5/01/01 the following shares of common were outstanding: Common Stock, $0.002 par value, 2,050,000 shares.


Transitional Small Business Disclosure
Format (Check one):
                                   Yes     No  X
                                      -----  -----

Exhibits are indexed at page 7.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

     (a) The financial statements of registrant for the three months ended March 31, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                            AVONDALE CAPITAL I CORP.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                          Quarter Ended March 31, 2001



                                    CONTENTS


     Balance Sheet                                                1
     Statements of Operations                                     2
     Statements of Cash Flows                                     3
     Notes to Financial Statements                                4

                            Avondale Capital I Corp.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 March 31, 2001


                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                          $ 3,711
                                                                        -------

         Total current assets                                             3,711
                                                                        -------

         TOTAL ASSETS                                                   $ 3,711
                                                                        =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts Payable                                                   $     0
                                                                        -------

         Total current liabilities                                            0

STOCKHOLDERS' EQUITY
     Common stock, $0.002 par value;
       24,000,000 shares authorized;
       2,050,000 shares issued and outstanding                            4,100
     Preferred stock, $0.002 par value;
       1,000,000 shares authorized;
       0 shares issued and outstanding                                        0
     Additional paid-in capital                                           1,100
     Deficit accumulated during development stage                        (1,489)
                                                                        -------
         Total stockholders equity                                        3,711
                                                                        -------
         Total Liabilities and Stockholders' Equity                     $ 3,711
                                                                        =======


                   The accompanying notes are an integral part
                          of the financial statements.

                            Avondale Capital I Corp.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                    For the Three Month Ended March 31, 2001
                                   (Unaudited)


OPERATING COSTS AND EXPENSES
     Professional Fees                                                  $ 1,170
     Other fees                                                              42
                                                                        -------
         Operating loss                                                  (1,212)

OTHER INCOME
     Interest                                                                21
                                                                        -------
         Loss before income taxes                                        (1,191)

     Provision for income taxes                                               0
                                                                        -------
         Net Loss                                                       $(1,191)
                                                                        -------


                   The accompanying notes are an integral part
                          of the financial statements.

                            Avondale Capital I Corp.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                    For the Three Month Ended March 31, 2001
                                   (Unaudited)



CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Loss                                                           $(1,191)
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Decrease in accounts payable                                      (301)
                                                                        -------
     Net cash used by operating activities                              $(1,492)

CASH FLOWS FROM INVESTING ACTIVITIES                                          0

CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from issuance of common stock                    1,020
                                                                        -------
     Net cash provided by financing activities                            1,020
                                                                        -------
     Net decrease in cash and cash equivalents                          $  (472)

CASH AND CASH EQUIVALENTS
     Beginning of period                                                  4,183
                                                                        -------
CASH AND CASH EQUIVALENTS
     End of Period                                                      $ 3,711
                                                                        =======


                   The accompanying notes are an integral part
                          of the financial statements.

                            Avondale Capital I Corp.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)


1. Management's Representation of Interim Financial Information
   ------------------------------------------------------------

The accompanying financial statements have been prepared by Avondale Capital I Corp. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.

These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $5,200 from a private placement. The Company's balance sheet for the period ending March 31, 2001 reflects a current asset value and a total asset value of $3,711, in the form of cash.

     The Company's business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

     During the period from October 31, 2000 (inception) through March 31, 2001, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. The only revenues received by the Company during this period was interest income.

     For the current fiscal year, the Company anticipates incurring a loss as a result of expenses associated with compliance with reporting requirements and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

     For the quarter ended March 31, 2001, the Company showed net loss of $1,191. From inception the Company has experienced losses of $1,489. The increase in net loss is attributed primarily to timing differences of costs related to the compliance with reporting standards.

Need for Additional Financing

     The Company believes that its existing capital will be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, for a period of approximately one year. Accordingly, in the event the Company is able to complete a business combination during this period, it anticipates that its existing capital will be sufficient to allow it to accomplish the goal of completing a business combination. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

     No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.

     Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     There have been no reports on Form 8-K for the quarter ending March 31, 2001.


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AVONDALE CAPITAL I CORP.
(Registrant)

Date: May 24, 2001

  /s/  Mark A. Robertson
---------------------------------------------
       Mark A. Robertson, Secretary/Treasurer