Form 10QSB
period 2001-06-30
AVONDALE CAPITAL I CORP
filed 2001-08-10
CIK 1138932

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At August 6, 2001 the following shares of common were outstanding: Common Stock, $0.002 par value, 2,050,000 shares.


Transitional Small Business Disclosure
Format (Check one):
                                   Yes     No  X
                                      -----  -----

Exhibits are indexed at page 7.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

     (a) The financial statements of registrant for the three months ended June 30, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                            AVONDALE CAPITAL I CORP.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                           Quarter Ended June 30, 2001



                                    CONTENTS


     Balance Sheet                                                1
     Statements of Operations                                     2
     Statements of Cash Flows                                     3
     Notes to Financial Statements                                4

                            Avondale Capital I Corp.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  June 30, 2001


                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                          $ 3,463
                                                                        -------

         Total current assets                                             3,463
                                                                        -------

         TOTAL ASSETS                                                   $ 3,463
                                                                        =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts Payable                                                   $     0
                                                                        -------

         Total current liabilities                                            0

STOCKHOLDERS' EQUITY
     Common stock, $0.002 par value;
       24,000,000 shares authorized;
       2,050,000 shares issued and outstanding                            4,100
     Preferred stock, $0.002 par value;
       1,000,000 shares authorized;
       0 shares issued and outstanding                                        0
     Additional paid-in capital                                           1,100
     Deficit accumulated during development stage                        (1,737)
                                                                        -------
         Total stockholders equity                                        3,463
                                                                        -------
         Total Liabilities and Stockholders' Equity                     $ 3,463
                                                                        =======


                   The accompanying notes are an integral part
                          of the financial statements.



                            Avondale Capital I Corp.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                      For the three   For the six
                                                         months         months
                                                         ended          ended
                                                      June 30, 2001  June 30, 2001
                                                      -------------  -------------
OPERATING COSTS AND EXPENSES
     Professional Fees                                  $     0         $ 1,170
     Other fees                                             263             305
                                                        -------         -------
         Operating loss                                    (263)         (1,475)

OTHER INCOME
     Interest                                                15              36
                                                        -------         -------
         Loss before income taxes                          (248)         (1,439)

     Provision for income taxes                               0               0
                                                        -------         -------
         Net Loss                                       $  (248)        $(1,439)
                                                                        -------


                   The accompanying notes are an integral part
                          of the financial statements.





                                   Avondale Capital I Corp.
                                 (A Development Stage Company)
                                    STATEMENT OF CASH FLOWS
                                          (Unaudited)

                                                               For the three          For the six
                                                                   months                months
                                                                   ended                 ended
                                                               June 30, 2001         June 30, 2001
                                                               -------------         -------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Loss                                                     $  (248)               $(1,439)
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Decrease in accounts payable                                   0                   (301)
                                                                  -------                -------
     Net cash used by operating activities                        $  (248)               $(1,740)

CASH FLOWS FROM INVESTING ACTIVITIES                                    0                      0

CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from issuance of common stock                             0                  1,020
                                                                  -------                -------
     Net cash provided by financing activities                          0                  1,020
                                                                                         -------
     Net decrease in cash and cash equivalents                    $  (248)               $  (720)

CASH AND CASH EQUIVALENTS
     Beginning of period                                            3,711                  4,183
                                                                  -------                -------
CASH AND CASH EQUIVALENTS
     End of Period                                                $ 3,463                $ 3,463
                                                                  =======                =======


                             The accompanying notes are an integral part
                                    of the financial statements.


                                                3

                            Avondale Capital I Corp.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $5,200 from a private placement. The Company's balance sheet for the period ending June 30, 2001 reflects a current asset value and a total asset value of $3,463, in the form of cash.

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

Results of Operations

     During the period from October 31, 2000 (inception) through June 30, 2001, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. The only revenues received by the Company during this period was interest income.

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

     For the quarter ended June 30, 2001, the Company showed net loss of $248. From inception the Company has experienced losses of $1,737. The increase in net loss is attributed primarily to timing differences of costs related to the compliance with reporting standards.

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

     There have been no reports on Form 8-K for the quarter ending June 30, 2001.


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AVONDALE CAPITAL I CORP.
(Registrant)

Date: August 8, 2001

  /s/  Mark A. Robertson
---------------------------------------------
       Mark A. Robertson, Secretary/Treasurer