Form 10KSB/A
period 2001-12-31
AVONDALE CAPITAL I CORP
filed 2002-03-27
CIK 1138932

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

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

                                                     Page 22



                                            Avondale Capital I Corp.
                                          (A Development Stage Company)
                                             Statement of Cash Flows



                                                      Year Ended           Period from October 31, 2000
                                                     December 31,         (inception) through December 31,
                                                         2001                 2000                 2001
                                                         ----                 ----                 ----

Cash flows from operating activities
     Net loss                                          ($3,802              ($  298)             ($4,100)

Adjustments to reconcile net income to net cash provided by operating activities:
        Increase (decrease) in accounts payable           (301)                 301                    0
                                                       -------              -------              -------
        Net cash provided by operating activities       (4,103)             $     3               (4,100)

Cash flows from investing activities                         0                    0                    0

Cash flows from financing activities
     Proceeds from issuance of common stock              1,020                4,180                5,200
                                                       -------              -------              -------
        Net cash provided by financing activities        1,020                4,180                5,200
                                                       -------              -------              -------
Net increase (decrease) in cash and cash equivalents
                                                       ($3,083)             $ 4,183              $ 1,100
Cash and cash equivalents at beginning of period
                                                         4,183                    0                    0
                                                       -------              -------              -------
Cash and cash equivalents at end of period              $1,100               $4,183               $1,000
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

                                                      Dated: March 27, 2002

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/  Chris Cochran
   -------------------------------
          Chris Cochran
          President and Director                       Dated: March 27, 2002


By:  /s/  Mark A. Robertson
   -------------------------------
          Mark A. Robertson
          Treasurer and Director                       Dated: March 27, 2002