Form 10KSB
period 2002-12-31
AVONDALE CAPITAL I CORP
filed 2003-10-01
CIK 1138932

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2002

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

      3033 N.W. 63rd Street, Suite 200, Oklahoma City, Oklahoma 73116-3607
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

     Disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ]

     Revenues from continuing operations for the year ended December 31, 2002 were $41,250.

     The aggregate market value of voting common stock held by non affiliates was $-0- on March 31, 2003, based on the price at which the stock was sold or the average bid and ask price of such stock on that day. As of March 31, 2003, 2,385,000 shares of the issuer's common stock, par value $.002, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     None.

            Transitional Small Business Disclosure Format: Yes     No  X  .
                                                              -----  -----

                            AVONDALE CAPITAL I CORP.
                                TABLE OF CONTENTS
                            FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 2002


Item                                                                       Page

PART I

1. Description of Business                                                   1

2. Description of Property                                                   7

3. Legal Proceedings                                                         8

4. Submission of Matters to a Vote of Security Holders                       8

PART II

5. Market for Common Equity and Related Stockholder Matters                  8

6. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           8

7. Financial Statements                                                      10

8. Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                            17

PART III

9. Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16 (a) of  the Exchange Act                 17

10. Executive Compensation                                                   19

11. Security Ownership of Certain Beneficial Owners and Management           19

12. Certain Relationships and Related Transactions                           20

13. Exhibits and Reports on Form 8-K                                         23

14. Controls and Procedures                                                  23

15. Signatures                                                               24

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

The Company -

     The Company was incorporated under the laws of the State of Oklahoma on October 31, 2000, and is in the developmental stage. In 2000 and early 2001, the Company raised $5,200 in a private placement.

     Effective on September 16, 2002, the Company acquired all of the shares of stock of FHW, Inc. an Oklahoma corporation ("FHW"). The securities purchase agreement provided that the sole shareholder of FHW was to receive as consideration for the purchase of the stock shares of common stock of the Company.

     FHW provides consulting services to businesses primarily in the nature of finance, bank lending and other forms of corporate finance. Such services are provided primarily through Frank H. Ward, who has become a part of the Company's ownership and management as the Executive Vice President and member of the Board of Directors. The Company intends to continue to provide such services.

     In addition to the financial services currently provided, the Company may seek, investigate, and, if warranted, acquire one or more additional properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership.

     As a consequence of the registration of its securities, any entity which has an interest in being acquired by, or merging into the Company, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the current principal shareholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In the Company's judgment, none of its officers and directors would thereby become an "underwriter" within the meaning of the Section 2(11) of the Securities Act of 1933, as amended. The sale of a controlling interest by certain principal shareholders of the Company could occur at a time when the other shareholders of the Company remain subject to restrictions on the transfer of their shares.

Financial Services

     The Company, through its wholly-owned subsidiary FHW, Inc. provides consulting services to businesses primarily in the nature of finance, bank lending and other forms of corporate finance. Such services are provided primarily through Frank H. Ward.

     Mr. Ward assists businesses in identifying sources of financing from third party lenders as well as private financing services. The Company receives fees primarily from the lender when funding occurs, although there are times when the borrower pays fees directly to the Company for obtaining funding or for consulting services. Consulting services are paid on a per diem basis and vary in amount based upon the scope of the engagement.

Competition

     The Company expects to encounter substantial competition in providing financial services and in any efforts to locate attractive opportunities, primarily from traditional lenders, business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to provide financial services and to obtain access to attractive business opportunities.

Administrative Offices

     The Company currently maintains a mailing address at 3033 N.W. 63rd Street, Suite 200, Oklahoma City, Oklahoma, 73116 which is the office address of its Secretary. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.

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

     It is anticipated that the Company's officers and directors may actively negotiate or otherwise consent to the purchase of a portion of his common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, the Company's officers may consider his own personal pecuniary benefit rather than the best interests of other Company shareholders, and the other Company shareholders are not expected to be afforded the opportunity to approve or consent to any particular stock buy-out transaction. See "Conflicts of Interest."

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

     Shareholders should be aware that, according to the Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

4. Lack of Operating History. The Company was formed in October, 2000 for the purpose of seeking a business opportunity. The amount of fees generated by the Company following the acquisition of FHW, Inc. has been minimal. Due to the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity, The Company must be regarded as a new or start-up venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

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

8. Lack of Diversification. Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

9. Reliance upon Financial Statements. The Company generally will require audited financial statements from companies that it proposes to acquire. Given cases where audited financials are available, the Company will have to rely upon interim period unaudited information received from target companies' management that has not been verified by outside auditors. The lack of the type of independent verification which audited financial statements would provide, increases the risk that the Company, in evaluating an acquisition with such a target company, will not have the benefit of full and accurate information about the financial condition and recent interim operating history of the target company. This risk increases the prospect that the acquisition of such a company might prove to be an unfavorable one for the Company or the holders of the Company's securities.

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

10. Other Regulation. An acquisition made by the Company may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities of the Company.

11. Dependence upon Management; Limited Participation of Management. The Company currently has only three individuals who are serving as its officers and directors on a part time basis. The Company will be heavily dependent upon their skills, talents, and abilities to implement its business plan, and may, from time to time, find that the inability of the officers and directors to devote their full time attention to the business of the Company results in a delay in progress toward implementing its business plan. See "Management." Because investors will not be able to evaluate the merits of possible business acquisitions by the Company, they should critically assess the information concerning the Company's officers and directors.

12. Lack of Continuity in Management. The Company does not have an employment agreement with its officers and directors, and as a result, there is no assurance they will continue to manage the Company in the future. In connection with acquisition of a business opportunity, it is likely the current officers and directors of the Company may resign subject to compliance with Section 14f of the Securities Exchange Act of 1934. A decision to resign will be based upon the identity of the business opportunity and the nature of the transaction, and is likely to occur without the vote or consent of the stockholders of the Company.

13. Indemnification of Officers and Directors. Oklahoma Statutes provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company which it will be unable to recoup.

14. Director's Liability Limited. Oklahoma Statutes exclude personal liability of its directors to the Company and its stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, the Company will have a much more limited right of action against its directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

15. Dependence upon Outside Advisors. To supplement the business experience of its officers and directors, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company's President without any input from stockholders. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the Company. In the event the President of the Company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if they are able to provide the required services.

17. No Foreseeable Dividends. The Company has not paid dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future.

18. Loss of Control by Present Management and Stockholders. The Company may consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired an amount of the Company's authorized but unissued Common Stock that would, upon issuance, represent the great majority of the voting power and equity of the Company. The result of such an acquisition would be that the acquired company's stockholders and management would control the Company, and the Company's management could be replaced by persons unknown at this time. Such a merger would result in a greatly reduced percentage of ownership of the Company by its current shareholders. In addition, the Company's major shareholders could sell control blocks of stock at a premium price to the acquired company's stockholders.

19. No Public Market Exists. There is no public market for the Company's common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

20. Rule 144 Sales. All of the outstanding shares of Common Stock held by present officers, directors, and stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the restricted securities have been held by the owner for a period of two years. Nonaffiliate shareholders who have held their shares under Rule 144(K) for two years are eligible to have freely tradable shares. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of Common Stock of present stockholders, may have a depressive effect upon the price of the Common Stock in any market that may develop. All shares become available for resale (subject to volume limitations for affiliates) under Rule 144, one year after date of purchase subject to applicable volume restrictions under the Rule.

21. Blue Sky Considerations. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Some jurisdictions may not under any circumstances allow the trading or resale of blind-pool or "blank-check" securities. Accordingly, investors should consider the secondary market for the Company's securities to be a limited one.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company has no property. The Company does not currently maintain an office or any other facilities. It does currently maintain a mailing address at 3033 N.W. 63rd Street, Suite 200, Oklahoma City, Oklahoma, 73116. The Company pays no rent for the use of this mailing address.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's stockholders during the quarter ended December 31, 2002.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is not currently a public trading market for the Company's securities. Such securities are currently held of record by a total of approximately 105 persons.

     No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company remains in the development stage. Since inception, it has received cash proceeds of $5,200 from sale of stock. The Company has expended a portion of its cash and the expenditure of such funds in furtherance of its business plan, including primarily expenditure of funds to pay legal, printing, filing and accounting expenses. Consequently, the Company's balance sheet for the fiscal year ended December 31, 2002, reflects a current asset value of $7,582, which is all in the form of cash, current liabilities of $0, and a deficit of $7,399 accumulated during the development stage.

Results of Operations

     During the period from October 31, 2000 (inception) through December 31, 2002, the Company has accumulated a deficit of $7,399. During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues other than interest were received by the Company during this period.

     For the fiscal year ending December 31, 2003, the Company anticipates incurring a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Plan of Operations and Need for Additional Financing

     During the fiscal year ending December 31, 2003, the Company plans to continue with efforts to seek, investigate, and, if warranted, acquire one or more properties or businesses. The Company also plans to file all required periodical reports and to maintain its status as a fully-reporting Company under the Securities Exchange Act of 1934. In order to proceed with its plans for the next year, it is anticipated that the Company will require additional capital in order to meet its cash needs. These include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, as well as any costs the Company may incur in seeking business opportunities.

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

ITEM 7.  FINANCIAL STATEMENTS.

     Index to Financial Statements:                                         Page

     Report of Independent Certified Public Accountants                      11

     Proforma Balance Sheets                                                 12

     Proforma Statements of Operations                                       13

     Consolidated Statement of Changes in Stockholders' Equity               14

     Proforma Statements of Cash Flow                                        15

     Notes to Financial Statements                                           16

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



                          Hunter, Atkins & Russell, PLC
                          Certified Public Accountants
         5805 North Grand Blvd., Suite D, Oklahoma City, Oklahoma 73118
                    Telephone: 405 843-3964 Fax: 405 843-9975



                          Independent Auditors' Report


To the Board of Directors
Avondale Capital I Corp.
Oklahoma City, Oklahoma

We have audited the accompanying balance sheet of Avondale Capital I Corp. (a development stage company) as of December 31, 2002 and 2001, and the related statements of income, cash flows and changes in stockholders' equity for the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avondale Capital I Corp. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the period ended December 31, 2002 in conformity with generally accepted accounting principles.


/s/  Hunter, Atkins & Russell
-----------------------------
     Hunter, Atkins & Russell, PLC


September 30, 2003



                                      Avondale Capital I Corp.
                                    (A Development Stage Company)
                                        Proforma Balance Sheet
                                     December 31, 2002 and 2001



                                                                             December 31,
                                                          ASSETS     2002        2001       2000
                                                                   --------    --------   --------
         Cash and cash equivalents                                 $  5,010    $ 13,735   $  4,183
         Subscriptions receivable                                       500       1,750       --
         Equipment, net                                               2,072       3,017       --
                                                                   --------    --------   --------
                                                    TOTAL ASSETS   $  7,582    $ 18,502   $  4,183
                                                                   ========    ========   ========

                                                     LIABILITIES
         Accrued income taxes payable                                  --           785        301
                                                                   --------    --------   --------
                                               TOTAL LIABILITIES       --      $    785   $    301

                                            STOCKHOLDERS' EQUITY
         Common Stock - par value $0.002;
                  24,000,0000 shares authorized;
                  2,050,000 issued; 2,315,000
                  proforma shares issued                              4,630       4,630      3,590
         Preferred stock - par value $0.002;
                  1,000,000 shares authorized;
                  0 shares issued and outstanding                      --          --         --
         Additional paid-in capital                                  10,351      10,351        590
         Deficit accumulated during development                      (7,399)      2,736       (298)
                                                                   --------    --------   --------
         stage                                                        7,582      17,717      3,882
                                                                   --------    --------   --------
                                      TOTAL STOCKHOLDERS' EQUITY

                                           TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                          $  7,582    $ 18,502   $  4,183
                                                                   ========    ========   ========


                 See accountant's report and notes to proforma financial statements.

                                               Page 12




                             Avondale Capital I Corp.
                           (A Development Stage Company)
                         Proforma Statement of Operations
             As of and for the Years Ending December 31, 2002 and 2001



                                                        Period from October
                                                  (Inception) through December 31,
                                                   2002         2001        2000
                                                 ---------    ---------   ---------
                                      REVENUES
Professional Fees                                   98,438       57,188        --
                                                 ---------    ---------   ---------
                                TOTAL REVENUES      98,438       57,188        --
                                      EXPENSES
General and Administrative                          55,612       21,037
Professional Fees                                   48,336       31,686         298
Depreciation                                         1,889          944
                                                              ---------   ---------
                                TOTAL EXPENSES     105,837       53,667        (298)
                                                 ---------    ---------   ---------
                           INCOME BEFORE TAXES      (7,399)       3,521        (298)
Income Taxes                                          --            785        --
                                                              ---------   ---------
                                    NET INCOME   $  (7,399)   $   2,736   $    (298)
                                                 =========    =========   =========


         See accountant's report and notes to proforma financial statements.

                                       Page 13



                                           Avondale Capital I Corp.
                                         (A Development Stage Company)
                           Consolidated Statement of Changes in Stockholders' Equity
                                      From Inception to December 31, 2002



                                                                                                    Deficit
                                                                                                  Accumulated
                                                                  Common Stock                       During
                                                                  ------------          Paid-In    Development
                                         Date                  Shares       Amount      Capital       Stage
                                                             ----------   ----------   ----------    -------
Issuance of common stock for cash   October 31, 2000          1,500,000   $    3,000         --         --

Sale of stock pursuant to Private
     Placement Memorandum dated
     November 30, 2000              Nov. 30 - Dec. 31,          295,000          590   $      590       --
                                    2000
Net Loss                                                           --           --           --      ($  298)
                                                             ----------   ----------   ----------    -------
Balance, December 31, 2000                                    1,795,000        3,590          590       (298)

Sale of stock pursuant to Private
     Placement Memorandum dated
     November 30, 2000              Jan. 1 - Jan. 31, 2001      255,000          510          510       --

Issuance of common stock
     to purchase FHW, Inc.
     December 31, 2001              December 31, 2001             5,000           10        9,251       --

Issuance of stock subscriptions     December 31, 2001           260,000          520         --         --
Net Income                                                         --           --           --        3,034
Balance December 31, 2001                                     2,315,000   $    4,630   $   10,351    $ 2,736
                                                             ----------   ----------   ----------    -------
Net Loss                                                           --           --           --      (10,135)

Balance, December 31, 2002                                    2,315,000   $    4,630   $   10,351    $(7,399)
                                                             ==========   ==========   ==========    =======


                      See accountant's report and notes to proforma financial statements.

                                                    Page 14




                                     Avondale Capital I Corp.
                                   (A Development Stage Company)
                                 Proforma Statement of Cash Flows
                     As of and for the Years Ending December 31, 2001 and 2000



                                                                      Period from October
                                                                 (Inception) through December 31,

                                                                    2002       2001      2000
                                                                   -------    -------   -------

                            Cash flows from operating activities
     Net Income (loss)                                             $(7,399)   $ 2,736   $  (298)
Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation                                                    1,889        944
        (decrease) Increase in subscription receivable
        Increase (decrease) in accounts payable                      1,250        785       301
                                                                   -------    -------   -------
                       Net cash provided by operating activities    (4,260)   $ 4,465         3

                            Cash flows from financing activities

     Proceeds from issuance of common stock                          9,270      9,270     4,180
                                                                   -------    -------   -------
                       Net cash provided by financing activities     9,270      9,270     4,180
                                                                   -------    -------   -------
Net increase (decrease) in cash and cash equivalents               $ 5,010    $13,735   $ 4,183

                Cash and cash equivalents at beginning of period      --         --        --
                                                                   -------    -------   -------
                      Cash and cash equivalents at end of period   $ 5,010    $13.735   $ 4,183
                                                                   =======    =======   =======

                    Supplement schedule of non cash transactions
Equipment of FHW acquired with common stock                                   $ 3,961
Subscription Receivable                                                         1,750
                                                                              -------
     Total Non Cash Transactions                                              $ 5,711


                See accountant's report and notes to proforma financial statements.

                                              Page 15

                            Avondale Capital I Corp.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2002


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Avondale Capital I Corp. (the "Company"), a development stage company, was incorporated on October 31, 2000 under the laws of the State of Oklahoma, to develop itself through registration under the Securities Act of 1934 and, as a reporting company, actively seek to purchase, merge or otherwise combine with other active businesses. FHW, Inc., the Company's wholly-owned subsidiary is a management and financial consulting firm, offering services to businesses across the United States.

Basis of Accounting
The Company prepares its financial statements using the accrual basis of accounting. All revenues are recognized when earned and all expenses recognized when incurred.

Consolidation

The financial statements have been prepared on a consolidation basis. The purchase by Avondale Capital I, Inc. of FHW, Inc. has been accounted for as if it had occurred as of December 31, 2001. This transaction has not occurred as of December 31, 2001. The transaction is a stock for stock merger with Avondale Capital I, Inc. acquiring 100% of FHW, Inc. for 5,000 shares of Avondale Capital common stock. In addition the shareholders of Avondale Capital I, Inc. will give 210,000 share of Avondale Capital I common stock to the stockholders of FHW, Inc. There were no intercompany transactions that would require elimination.

Cash and Cash Equivalents
For purposes of the cash flow statement, the Company recognizes all highly liquid debt instruments with a maturity of three months or less to be a cash equivalent.

Depreciation

Property and equipment are stated at cost. Depreciation is provided using the straight-line method of depreciation over the estimated useful lives of the assets.

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

Income taxes
Deferred income taxes are provided on temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future years. Deferred income tax assets or liabilities are determined by applying the presently enacted tax rates and laws. At December 31, 2002, the Company has a net deferred tax asset related to a net operating loss carryforward incurred from inception, October 31, 2000 to December 31, 2002. Such deferred tax asset, incurred during the Company's development stage, are immaterial and therefore not reflected in these financial statements.

NOTE B - STOCK OFFERING

Pursuant to a Private Placement Memorandum dated November 30, 2000, the Company, in conjunction with Sherwood Capital I, II and III Corp. and Avondale Capital II and III Corp., offered for sale 500,000 shares of its common stock in 100 units. Each unit, offered at a price of $120, consists of 30,000 shares of common stock, 5000 shares in each of the six companies. The Offering was amended to increase the total number of units to 110. As of year end, a total of 59 units have been sold. The remaining 51 units were sold prior to January 24, 2001.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Management -

     Name                         Age      Position(s) with the Company
     ----                         ---      ----------------------------

     Chris Cochran ...............36       President and Director
     Mark A.  Robertson...........53       Secretary/Treasurer and Director
     Frank H. Ward ...............67       Executive Vice President and Director

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

     Frank H. Ward started FHW in May, 2002 to provide consulting services regarding corporate finance and bank lending. Prior to founding FHW, Mr. Ward had provided financial consulting and lending brokerage services for nearly 20 years. From 1996 to 1997, he was a consultant with TAIM Investment Company in Oklahoma City, Oklahoma. From 1978 to 1982, Mr. Ward was the Managing General Partner of a limited partnership which built and operated franchised Sonic Drive- In restaurants. Mr. Ward attended Central State University from 1955 to 1957.

Key Advisors -

     Greg Jones, is formerly a founding director of Capital West Securities, Inc., the largest NASD- registered broker dealer based in Oklahoma. Capital West currently has more than ten thousand active client accounts valued at over seven hundred million dollars. Prior to the formation of Capital West in 1995, Mr. Jones was employed as a Investment broker and securities trader for Stifel, Nicolaus and Company, Inc., a NYSE-registered firm. Mr. Jones has been an active participant in the capital markets for 15 years, and has shaped his career around growing and advising startup and early stage companies. While at Capital West, he successfully launched several initial public offerings, including Zymetx, CD Warehouse, and Horizon Pharmacies, Inc. Mr. Jones is currently a developer and franchisee for Sonic Restaurants in Florida.

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

                                    Number of Shares               Percent of
    Name and Address                Owned Beneficially             Class Owned
    ----------------                ------------------             -----------
Chris Cochran (1)
211 N.  Robinson, Ste 200                 240,000                     10.1%
Oklahoma City, OK 73102

Mark A, Robertson (1)(2)
3033 N.W.  63rd., Ste 200                 325,000                     13.6%
Oklahoma City, OK 73116

Frank H. Ward (1) (3)
6420 Kensington Rd.                       260,000                     10.9%
Oklahoma City, OK 73132

Greg Jones
106 Byrsonima                             240,000                     10.1%
Homosassa, Fl  34446

Robert G.  Rader
211 N.  Robinson, Ste 200                 240,000                     10.1%
Oklahoma City, OK 73102

Robert O.  McDonald (4)
211 N.  Robinson, Ste 200                 265,000                     11.1%
Oklahoma City, OK 73102

Gary Bryant (5)
46171 Manitou Drive                       250,000                     10.5%
Indian Wells, CA 92210

All directors and executive
officers (3 persons)                      825,000                     34.5%


(1) The person listed is an officer, a director, or both, of the Company.

(2) Includes 15,000 shares owned by Mr. Robertson's spouse, of which Mr. Robertson may be deemed to be the beneficial owner.

(3) Includes 15,000 shares owned by Mr. Ward's spouse, FHW, Inc. and Investment Banker Group, Inc., of which Mr. Ward may be deemed to be the beneficial owner.

(4) Includes 25,000 shares owned by Mr. McDonald's spouse, of which Mr. McDonald may be deemed to be the beneficial owner.

(5) Includes 5,000 shares owned by Mr. Bryant's spouse, of which Mr. Bryant may be deemed to be the beneficial owner.

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

     The following table reflects the status of each of the blank check companies in which the Company's promoters and management have an interest:

--------------------------------------------------------------------------
     Company             Form 10 Filing     Status        Acquisition
--------------------------------------------------------------------------

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The Exhibits listed below are filed as part of this Annual Report.

Exhibit No.         Document
-----------         --------

2.1 The Securities Purchase Agreement (incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2002).

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

(b) A Form 8-K was filed by the Company on September 16, 2002.

ITEM 14.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES -

     The Company maintains controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated, and reported to its management, including the chief executive officer and the vice president of finance, to allow timely decisions regarding the required disclosure. Within the 90 days prior to the filing date of this report, the Company's management, with the participation of its President and its Treasurer performed an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. Those officers have concluded that such disclosure controls and procedures are effective at ensuring that required information is disclosed in the Company's reports.

CHANGES IN INTERNAL CONTROLS -

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

ITEM 15.  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AVONDALE CAPITAL I CORP.


                                             By:  /s/  Chris Cochran
                                                ------------------------------
                                                       Chris Cochran
                                                       President and Director

                                                       Dated: September 30, 2003

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/  Chris Cochran
   -------------------------------
          Chris Cochran
          President and Director                       Dated: September 30, 2003

By:  /s/  Mark A.  Robertson
   -------------------------------
          Mark A.  Robertson
          Treasurer and Director                       Dated: September 30, 2003

By:  /s/  Frank H. Ward
   -------------------------------
          Frank H. Ward
          Executive Vice President and Director        Dated: September 30, 2003

                                 CERTIFICATION

I, Chris Cochran, certify that:

1. I have reviewed this annual report on Form 10-KSB of Avondale Capital I
Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is make known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures sd of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 30, 2003


/s/  Chris Cochran
-----------------------------
     Chris Cochran
     Chief Executive Officer

                                 CERTIFICATION


I, Mark A. Robertson, certify that:

1. I have reviewed this annual report on Form 10-KSB of Avondale Capital I
Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is make known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures sd of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September, 2003


/s/  Mark A. Robertson
-----------------------------
     Mark A. Robertson
     Treasurer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Avondale Capital I Corp. (the "Company") on Form 10- KSB for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Chris Cochran, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, That to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Repor fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Chris Cochran
-----------------------------
     Chris Cochran
     Chief Executive Officer

September 30, 2003

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Avondale Capital I Corp. (the "Company") on Form 10- KSB for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark A. Robertson, Treasurer, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, That to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/  Mark A. Robertson
-----------------------------
     Mark A. Robertson
     Treasurer

September, 2003