Form 10QSB
period 2003-03-31
AVONDALE CAPITAL I CORP
filed 2003-11-20
CIK 1138932

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 for the quarterly period ended March 31, 2003.

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                         Commission File Number: 0-32593

                            AVONDALE CAPITAL I CORP.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

         Oklahoma                                             73-1599600
 ----------------------                             ---------------------------
(State of Incorporation)                           (I.R.S. Employer I.D. Number)

                3033 N.W. 63 Street, Suite 200, Oklahoma City, Ok  73116
                     --------------------------------------       --------
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

                                Yes     No  X
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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At March 31, 2003 the following shares of common were outstanding: Common Stock, $0.002 par value, 2,385,000 shares.

Transitional Small Business Disclosure
Format (Check one):
                                Yes     No  X
                                   -----  -----
Exhibits are indexed at page 10.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS AND EXHIBITS

     (a) The financial statements of registrant for the three months ended March 31, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                            AVONDALE CAPITAL I CORP.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                          Quarter Ended March 31, 2003



                                    CONTENTS


     Balance Sheet                                                            3
     Statements of Operations                                                 4
     Statements of Cash Flows                                                 5
     Notes to Financial Statements                                            6

                            AVONDALE CAPITAL I CORP.
                          (A Development Stage Company)
                                  Balance Sheet
                                 March 31, 2003

                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                         $  7,481

     Subscription Receivable                                                250
                                                                       --------

     Total Current Assets                                                 7,731

     Equipment, net                                                       2,072
                                                                       --------

         TOTAL ASSETS                                                  $  9,803
                                                                       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accrued income taxes payable                                      $      0
                                                                       --------
         Total current liabilities                                            0

STOCKHOLDERS' EQUITY
     Common stock, $0.002 par value;
       24,000,000 shares authorized;
       2,385,000 shares issued and outstanding                            4,770
     Preferred stock, $0.002 par value;
       1,000,000 shares authorized;
       0 shares issued and outstanding                                        0
     Additional paid-in capital                                          10,351
     Deficit accumulated during development stage                        (5,318)
                                                                       --------
         Total stockholders equity                                        9,803
                                                                       --------
         Total Liabilities and Stockholders' Equity                    $  9,803
                                                                       ========


    The accompanying notes are an integral part of the financial statements.

                            AVONDALE CAPITAL I CORP.
                          (A Development Stage Company)
                             Statement of Operations
                    For the Three Month Ended March 31, 2003
                                   (Unaudited)


REVENUES
     Professional Fees                                                    $4,584
     Interest                                                                  0
                                                                          ------
         TOTAL REVENUES                                                    4,584


EXPENSES
     General and Administrative                                            3,265

     Depreciation                                                              0
                                                                          ------
         TOTAL EXPENSES                                                    3,265

         INCOME BEFORE TAXES

     Income taxes                                                              0
                                                                          ------
         NET INCOME/LOSS                                                  $1,319


    The accompanying notes are an integral part of the financial statements.

                            AVONDALE CAPITAL I CORP.
                          (A Development Stage Company)
                             Statement of Cash Flows
                    For the Three Month Ended March 31, 2003
                                   (Unaudited)





                                Cash flows from operating activities
     Net Income (loss)                                                    $1,319
Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Subscription receivable receipt                                         250
                                                                          ------
                           Net cash provided by operating activities       1,569

                                Cash flows from financing activities
     Proceeds from issuance of common stock                                    0
                                                                          ------
                           Net cash provided by financing activities           0
                                                                          ------
Net increase (decrease) in cash and cash equivalents                      $1,569
                    Cash and cash equivalents at beginning of period       5,912
                                                                          ------
                          Cash and cash equivalents at end of period      $7,481
                                                                          ======


    The accompanying notes are an integral part of the financial statements.

                            AVONDALE CAPITAL I CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2003
                                   (Unaudited)


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

These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2002.


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

Consolidation

The financial statements have been prepared on a consolidation basis. The purchase by Avondale Capital I, Inc. of FHW, Inc. has been accounted for as if it had occurred as of December 31, 2001. This transaction has not occurred as of December 31, 2001. The transaction is a stock for stock merger with Avondale Capital I, Inc. acquiring 100% of FHW, Inc. for 5,000 shares of Avondale Capital common stock. In addition the shareholders of Avondale Capital I, Inc. will give 210,000 share of Avondale Capital I common stock to the stockholders of FHW, Inc. There were no inter- company transactions that would require elimination.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Liquidity and Capital Resources

The Company provides financial consulting services to third parties primarily covering bank lending, finance and other forms of corporate finance. The Company has modest revenues from such consulting services and has incurred operational expenses in connection with such services. The Company has expended a portion of its cash from stock subscriptions in furtherance of its business, including primarily expenditure of funds to pay legal, printing, filing and accounting expenses. The Company's balance sheet for the period ended March 31, 2003, reflects a current asset value of $7,731, which is all in the form of cash and a subscription receivable. There are current liabilities of $0, and a deficit of $5,318 accumulated since inception.

Results of Operations

During the period from October 31, 2000 (inception) through March 31, 2003, the Company has accumulated a deficit of $5,318. During this period, the Company has engaged in organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and the acquisition of FHW, Inc., a financial consulting business. The Company has revenues of $4,584 and net income of $1,319 during the current period.

Plan of Operations and Need for Additional Financing

During the fiscal year ending December 31, 2003, the Company plans to continue to provide financial consulting and to seek, investigate, and, if warranted, acquire one or more properties or businesses. The Company also plans to file all required periodical reports and to maintain its status as a fully-reporting Company under the Securities Exchange Act of 1934. In order to proceed with its plans for the next year, it is anticipated that the Company will require additional capital in order to meet its cash needs. These include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, as well as any costs the Company may incur in seeking business opportunities.

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

                         PART 2 - FINANCIAL INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      31.1     Certification of Chief Executive Officer Pursuant to 18
                  U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) No reports on Form 8-K were filed by the Company during this quarter ending March 31, 2003.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AVONDALE CAPITAL I CORP.

                                            By:  /s/  Chris Cochran
                                               --------------------------------
                                                      Chris Cochran
                                                      President and Director
                                                      Dated: November 20, 2003

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/  Chris Cochran
   -------------------------------
          Chris Cochran
          President and Director                 Dated: November 20, 2003

By:  /s/  Mark A.  Robertson
   -------------------------------
          Mark A.  Robertson
          Treasurer and Director                 Dated: November 20, 2003

By:  /s/  Frank H. Ward
   -------------------------------
          Frank H. Ward
          Executive Vice President
          and Director                           Dated: November 20, 2003