Form 10QSB
period 2003-09-30
AVONDALE CAPITAL I CORP
filed 2003-11-26
CIK 1138932

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               for the quarterly period ended September 30, 2003.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At September 30, 2003 the following shares of common were outstanding: Common Stock, $0.002 par value, 2,385,000 shares.

Transitional Small Business Disclosure
Format (Check one):

                                  Yes     No  X
                                     -----  -----
Exhibits are indexed at page 10.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS AND EXHIBITS

     (a) The financial statements of registrant for the three months ended September 30, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                            AVONDALE CAPITAL I CORP.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                        Quarter Ended September 30, 2003



                                    CONTENTS


     Balance Sheet                                                            3
     Statements of Operations                                                 4
     Statements of Cash Flows                                                 5
     Notes to Financial Statements                                            6

                            AVONDALE CAPITAL I CORP.
                          (A Development Stage Company)
                                  Balance Sheet
                               September 30, 2003

                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                           $15,101

     Subscription Receivable                                                 250
                                                                         -------

     Total Current Assets                                                 15,351

     Equipment, net                                                        2,072
                                                                         -------

         TOTAL ASSETS                                                    $17,423
                                                                         =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Loan                                                                $ 1,000
                                                                         -------
         Total current liabilities                                         1,000

STOCKHOLDERS' EQUITY
     Common stock, $0.002 par value;
       24,000,000 shares authorized;
       2,385,000 shares issued and outstanding                             4,770
     Preferred stock, $0.002 par value;
       1,000,000 shares authorized;
       0 shares issued and outstanding                                         0
     Additional paid-in capital                                           10,351
     Retained Earnings                                                     1,302
                                                                         -------
         Total stockholders equity                                        16,423
                                                                         -------
         Total Liabilities and Stockholders' Equity                      $17,423
                                                                         =======


    The accompanying notes are an integral part of the financial statements.

                            AVONDALE CAPITAL I CORP.
                          (A Development Stage Company)
                             Statement of Operations
                  For the Nine Months Ended September 30, 2003
                                   (Unaudited)



                                            For the Three        For the Nine
                                            -------------        ------------
                                            Months Ended         Months Ended
                                            ------------         ------------
                                         September 30, 2003   September 30, 2003
                                         ------------------   ------------------
                                           2003       2002      2003      2002
                                           ----       ----      ----      ----
REVENUES
     Professional Fees                   $ 2,263    $     0   $18,582   $     0
     Interest                                  2          1         2         5
                                         -------    -------   -------   -------
         TOTAL REVENUES                  $ 2,265    $     1   $18,584   $     5

EXPENSES
     General and Administrative          $ 2,354    $     0   $10,395   $ 1,100
     Depreciation                              0          0         0         0
                                         -------    -------   -------   -------
         TOTAL EXPENSES                  $ 2,354    $     0   $10,395   $ 1,100

         NET INCOME/LOSS                 $   (91)   $     1   $ 8,189   $(1,095)


    The accompanying notes are an integral part of the financial statements.

                            AVONDALE CAPITAL I CORP.
                          (A Development Stage Company)
                             Statement of Cash Flows
                  For the Nine Months Ended September 30, 2003
                                   (Unaudited)



                                                                For the Nine
                                                                ------------
                                                                Months Ended
                                                                ------------
                                                                September 30,
                                                                -------------
                                                                     2003
                                                                     ----

                   Cash flows from operating activities
     Net Income (loss)                                             $ 8,189
Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Subscription receivable receipt                                   250

              Net cash provided by operating activities              8,439

                   Cash flows from financing activities
     Proceeds from Loan                                              1,000
                                                                   -------
              Net cash provided by financing activities              1,000
                                                                   -------
Net increase (decrease) in cash and cash equivalents               $ 9,439
       Cash and cash equivalents at beginning of period              5,912
                                                                   -------
             Cash and cash equivalents at end of period            $15,351
                                                                   =======


    The accompanying notes are an integral part of the financial statements.

                            AVONDALE CAPITAL I CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Liquidity and Capital Resources

The Company provides financial consulting services to third parties primarily covering bank lending, finance and other forms of corporate finance. The Company has modest revenues from such consulting services and has incurred operational expenses in connection with such services. The Company has expended a portion of its cash from stock subscriptions in furtherance of its business, including primarily expenditure of funds to pay legal, printing, filing and accounting expenses. The Company's balance sheet for the period ended September 30, 2003, reflects a current asset value of $15,351, which is all in the form of cash and a subscription receivable. There are current liabilities of $1,000 and accumulated retained earnings of $1,302 since inception.

Results of Operations

During the period from October 31, 2000 (inception) through September 30, 2003, the Company has accumulated retained earnings of $1,302. During this period, the Company has engaged in organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and the acquisition of FHW, Inc., a financial consulting business. The Company has revenues of $2,263 and net income of ($91) during the current quarterly period.

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
                  U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.

         31.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) No reports on Form 8-K were filed by the Company during this quarter ending September 30, 2003.

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