Form 10KSB
period 2003-12-31
WENTWORTH ENERGY, INC.
filed 2005-06-02
CIK 1138932

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

Shares of Common Stock, par value $.001

(Title of class)

The issuer has (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day: Yes   X       No  ___

Disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ]

Revenues from continuing operations for the year ended December 31, 2003 were $2,302.

The aggregate market value of voting common stock held by non affiliates was $-0- on March 31, 2004, based on the price at which the stock was sold or the average bid and ask price of such stock on that day.   As of December 31, 2003, 4,770,000 shares of the issuer's common stock, par value $.001, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format: Yes        No  X  .

AVONDALE CAPITAL I CORP.

TABLE OF CONTENTS

FORM 10-KSB ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2003

Item

PART I

1.    Description of Business

2.    Description of Property

3.    Legal Proceedings

4.    Submission of Matters to a Vote of Security Holders

PART II

5.    Market for Common Equity and Related Stockholder Matters

6.    Management's Discussion and Analysis of Financial Condition and Results of Operations

7.    Financial Statements

8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

8A.    Controls and Procedures

8B.    Other Information

PART III

9.

Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16 (a) of  the Exchange Act

10.       Executive Compensation

11.

Security Ownership of Certain Beneficial Owners and Management

12.       Certain Relationships and Related Transactions

13.       Exhibits and Reports on Form 8-K

14.       Principal Accountant Fees and Services

15.       Signatures

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

The Company

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

FHW provides consulting services to businesses primarily in the nature of finance, bank lending and other forms of corporate finance. Such services are provided primarily through Frank H. Ward, who has become a part of the Company's ownership and management as the Executive Vice President and member of the Board of Directors.  The Company discontinued these operations during the fourth fiscal quarter of 2003.

In addition the Company may seek, investigate, and, if warranted, acquire one or more additional properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership.

Subsequent to the end of the year, the Company entered into a letter of intent to acquire Wentworth Oil & Gas, Inc., a Nevada corporation, and entered into an agreement to purchase KLE Mineral Holdings, LLC, a Kentucky limited liability company.  Refer to note 5 to the financial statements at Item 7.

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

Administrative Offices

During the fiscal year ended December 31, 2003, the Company maintained a mailing address at 3033 N.W. 63rd Street, Suite 200, Oklahoma City, Oklahoma, 73116 which was at the time the office address of its Secretary.  Other than this mailing address, the Company did not maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future.  The Company pays no rent or other fees for the use of this mailing address.

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

9.

Reliance upon Financial Statements.  The Company generally will require audited financial statements from companies that it proposes to acquire.  Given cases where audited financials are not available, the Company will have to rely upon interim period unaudited information received from target companies' management that has not been verified by outside auditors.  The lack of the type of independent verification which audited financial statements would provide, increases the risk that the Company, in evaluating an acquisition with such a target company, will not have the benefit of full and accurate information about the financial condition and recent interim operating history of the target company.  This risk increases the prospect that the acquisition of such a company might prove to be an unfavorable one for the Company or the holders of the Company's securities.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company has no property.  The Company does not currently maintain an office or any other facilities.  During 2003, the Company did maintain a mailing address at 3033 N.W. 63rd Street, Suite 200, Oklahoma City, Oklahoma, 73116.  The Company paid no rent for the use of this mailing address.  The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's stockholders during the quarter ended December 31, 2003.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Although the Company had a trading symbol of AVDA.PK, there is not currently a public trading market for the Company's securities.  Such securities are currently held of record by a total of approximately 105 persons.

No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company remains in the development stage. Since inception, it has received cash proceeds of $9,270 from sale of stock. The Company has expended a portion of its cash and the expenditure of such funds in furtherance of its business plan, including primarily expenditure of funds to pay legal, printing, filing and accounting expenses. Consequently, the Company's balance sheet for the fiscal year ended December 31, 2003, reflects a current asset value of $56, which is all in the form of cash, current liabilities of $5,000, and a deficiency of $4,944 accumulated during the development stage.

Results of Operations

During the period from October 31, 2000 (inception) through December 31, 2003, the Company has accumulated deficits of $20,065.  During this period, the Company has engaged in organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and the acquisition of FHW, Inc., a financial consulting business.

For the fiscal year ending December 31, 2003, the Company had revenue of $2,302 from continuing operations and a net loss of $12,666, as a result of expenses associated with  compliance with the reporting requirements of the Securities Exchange Act of 1934, a loss from discontinued operations and  expenses associated with locating and evaluating acquisition candidates.  The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate significant revenues.  It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

The Company's revenue declined from $41,250 in 2002 to $2,302 because of the discontinuation of the operations of its subsidiary, FHW, Inc.  Similarly, expenses declined from $52,170 in 2002 to $8,399 in 2003 for the same reason.

During the year ended December 31, 2003, the Company utilized $4,954 of cash to finance operating activities.  This compares with $8,725 of cash used to finance operating activities in 2002.  The company neither used nor generated cash from financing or investment activities during 2002 or 2003.

Plan of Operations and Need for Additional Financing

During the fiscal year ended December 31, 2003, the Company continued with efforts to seek and investigate the acquisition of one or more properties or businesses. The Company also plans to file all required periodical reports and to maintain its status as a fully-reporting Company under the Securities Exchange Act of 1934.  In order to proceed with its plans, it is anticipated that the Company will require additional capital in order to meet its cash needs. These include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, as well as any costs the Company may incur in seeking business opportunities.

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

Subsequent to the end of the year, the Company entered into a letter of intent to acquire Wentworth Oil & Gas, Inc., a Nevada corporation, and entered into an agreement to purchase KLE Mineral Holdings, LLC, a Kentucky limited liability company.  Refer to note 5 to the financial statements at Item 7.

Wentworth Oil & Gas, Inc. owns a 24% working interest in a gas project located in McMullen County approximately 60 miles south of San Antonio, Texas.  Located upon the lease are two 10,000 foot vertical wells that lend themselves to have 1,500 foot lateral holes drilled in a northwest direction to intersect fractures in the Edwards Limestone.  One such well has had a lateral hole drilled and is in the process of being completed.

Rates of 3 to 5 million cubic feet of gas (MMCFG) per day are expected from this well, along with the other re-entry plus two future wells to be drilled.  Ultimate reserves expected from the four wells are 14,000 MMCFG of which Wentworth Oil & Gas, Inc. will own approximately 2,500 MMCFG.

We also intend to acquire KLE Mineral Holdings, LLC, which is expected to have 171.7 million tons of demonstrated and inferred coal reserves.  These reserves are located in the Central Appalachian Basis in Knott, Perry and Breathitt Counties in Kentucky.  The reserves cover approximately 24,700 acres.

Principal coal zones include the Elkhorn and Hazard coal zones in the Breathitt formation with seams including the Skyline, Hazard 10, 9, 8, 7, 5A, Fire Clay and Elkhorn No. 3.  The Btu quality of these seams typically exceed 12,000, making the coal very marketable in the current market.

We intend to actively develop these reserves through leasing transactions with reputable mining companies and joint venture partners to capitalize on the recent surge in coal prices.

Off-Balance Sheet Arrangements

During the fiscal year ended December 31, 2003, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7.  FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm

To the Shareholders of

Avondale Capital I Corp.

a Development Stage Enterprise)

We have audited the balance sheet of Avondale Capital I Corp. (a Development Stage Enterprise) as at December 31, 2003 and the statements of operations and deficit, stockholders' equity (deficit), and cash flows for the year then ended.   These financial statements are the responsibilities of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the generally accepted auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatements.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and the results of its operations and its cash flows for the year then ended in accordance with United States generally accepted accounting principles.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, and has no permanently established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations.  These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements as at December 31, 2002 and for the year then ended were audited by another auditor who expressed an opinion without reservation on those statements in their report dated September 30, 2003.

Vancouver, Canada

"MacKay LLP"

April 19, 2005

Chartered Accountants

Avondale Capital I Corp.

(a Development Stage Enterprise)

Statement of Operations and Deficit

(Expressed in US Dollars)

	Cumulative, Inception to December 31, 2003	Year ended December 31, 2003	Year ended December 31, 2002
Revenue	$ 100,740	$ 2,302	$ 41,250
Administrative expenses Amortization Office and miscellaneous Professional fees Transfer agent	1,889 56,661 55,386 300	- 1,049 7,050 300	945 34,575 16,650 -
	114,236	8,399	52,170
Loss before income taxes Income tax recovery	(13,496) -	(6,097) -	(10,920) 785
Loss from continuing operations Loss from discontinued operations (note 4)	(13,496) (6,569)	(6,097) (6,569)	(10,135) -
Loss for the period Deficit, beginning of period	(20,065) -	(12,666) (7,399)	(10,135) 2,736
Deficit accumulated during the development stage	$ (20,065)	$ (20,065)	$ (7,399)
Basic income (loss) per share before discontinued operations	$ (0.003)	$ (0.001)	$ (0.002)
Basic income (loss) per share	$ (0.005)	$ (0.003)	$ (0.002)
Weighted average shares outstanding	4,407,172	4,770,000	4,630,000

Avondale Capital I Corp.

(a Development Stage Enterprise)

Balance Sheet

(Expressed in US Dollars)

December 31	2003	2002
Assets Current Cash Subscription receivable	$ 56 -	$ 5,010 500
Equipment	56 -	5,510 2,072
	$ 56	$ 7,582
Liabilities Current Accounts payable and accrued liabilities	$ 5,000	$ -

Stockholders' Equity (Deficit)

Common stock, $0.001 par value

48,000,000 shares authorized

4,770,000 shares outstanding

(2002 - 4,630,000)

Preferred stock, $0.001 par value

2,000,000 shares authorized

Nil shares issued and outstanding

Additional paid in capital

Deficit accumulated during

the development stage

	4,770 - 10,351 (20,065)	4,630 - 10,351 (7,399)
	(4,944)	7,582
	$ 56	$ 7,582

Subsequent events (note 5)

Approved by the Directors:

John G. Punzo

Gordon C. McDougall

  /s/  John G. Punzo                          Director

  /s/ Gordon C. McDougall            Director

Avondale Capital I Corp.

(a Development Stage Enterprise)

Statement of Stockholders' Equity (Deficit)

(Expressed in US Dollars)

For the period from inception to December 31, 2003
	Number of Shares	Par Value	Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total
October 31, 2000 issuance of common stock for cash	3,000,000	$ 3,000	$ -	$ -	$ 3,000
December 31, 2000 issuance of common stock for cash	590,000	590	590	-	1,180
Net loss for the period	-	-	-	(298)	(298)
Balance December 31, 2000	3,590,000	3,590	590	(298)	3,882
January 31, 2001 issuance of common stock for cash	510,000	510	510	-	1,020
December 31, 2001 issuance of stock to purchase FHW, Inc.	10,000	10	9,251	-	9,261
December 31, 2001 issuance of common stock for cash	520,000	520	-	-	520
Net income for the period	-	-	-	3,034	3,034
Balance December 31, 2001	4,630,000	4,630	10,351	2,736	17,717
Net loss for the period	-	-	-	(10,135)	(10,135)
Balance December 31, 2002	4,630,000	4,630	10,351	(7,399)	7,582
January 1, 2003 issuance of common stock for cash	140,000	140	-	-	140
Net loss for the period	-	-	-	(12,666)	(12,666)
Balance, December 31, 2003	4,770,000	$ 4,770	$ 10,351	$ (20,065)	$ (4,944)

Avondale Capital I Corp.

(a Development Stage Enterprise)

Statement of Cash Flows

(Expressed in US Dollars)

	Cumulative, Inception to December 31, 2003	Year ended December 31, 2003	Year ended December 31, 2002
Cash provided by (used for) Operating activities Loss for the period Adjustments for: Non-cash loss from discontinued operations Amortization	$ (20,065) 7,372 1,889	$ (12,666) 2,462 -	$ (10,135) - 945
Change in non-cash working capital items: Subscriptions receivable Accounts payable and accrued liabilities	(10,804) - 5,000	(10,204) 250 5,000	(9,190) - 465
	(5,804)	(4,954)	(8,725)
Financing activity Issuance of shares	5,860	-	-
Increase (decrease) in cash Cash, beginning of period	56 -	(4,954) 5,010	(8,725) 13,735
Cash, end of period	$ 56	$ 56	$ 5,010
Supplemental cash flow information Income taxes paid (recovered)	$ -	$ -	$ (785)

Avondale Capital I Corp.

(a Development Stage Enterprise)

Notes to the Financial Statements

(Expressed in US Dollars)

December 31, 2003

1.

Nature of Operations

The Company was incorporated in the State of Oklahoma on October 31, 2000.  During the year ended December 31, 2003 the Company ceased its consulting operations, see note 4.  Subsequent to December 31, 2004 the Company is involved in the exploration, development and exploitation of oil and gas properties, under the agreements disclosed in note 5.

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern.  Accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. The Company's ability to continue as a going concern is dependent upon achieving profitable operations and/ or upon obtaining additional financing. The outcome of these matters can not be predicted at this time.

2.

Significant Accounting Policies

a)

Development stage company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7.

b)

Loss per share

The Company uses the treasury stock method of calculating fully diluted per share amounts whereby any proceeds from the exercise of stock options or other dilutive instruments are assumed to be used to purchase common shares at the average market price during the period.

c)

Financial instruments

All significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk.  Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed;

otherwise only available information pertinent to fair value has been disclosed.

d)

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from those reported.

e)

Stock based compensation

In accordance with SFAS No. 123 (revised 2004), Share-Based Payments the cost of employee services received in exchange for equity instruments is measured at fair value at the grant date.  The cost of employee services received in exchange for an award of liability instruments is measured initially at fair value and re-measured subsequently at each reporting date through the settlement date.

f)

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

g)

Recent accounting pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS 150 requires that certain financial instruments issued in the form of shares that are mandatorily redeemable as well as certain other financial instruments be classified as liabilities in the financial statements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payments.   For public companies, the cost of employee services received in exchange for equity instruments generally should be measured at fair value at the grant date.  The cost of employee services received in exchange for an award of liability instruments should be measured initially at fair value and re-measured subsequently at each reporting date through the settlement date.  Public entities that file as small business issuers must comply as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

In addition, the FASB and Emerging Issues Task Force ("EITF") have issued a variety of interpretations including the following interpretations with wide applicability:

Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", which addresses the consolidation of variable interest entities (formerly referred to as "Special Purpose Entities"). The Interpretation is generally in effect for interim or annual periods beginning after December 15, 2003.

In November 2002, the EITF reached a consensus on Issue 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). This consensus addresses issues related to separating and allocating value to the individual elements of a single customer arrangement involving obligations regarding multiple products, services, or rights which may be fulfilled at different points in time or over different periods of time. EITF 00-21 guidance is applicable for arrangements entered into in fiscal periods beginning after June 15, 2003.

The adoption of these new pronouncements is not expected to have a material effect on the

3.

Related Party Transactions

During the year, the company received consulting fees of $2,302 from parties related by common management.

4.

Discontinued Operations

At year end, the Company disposed of the operations related to the Company's subsidiary, FHW, Inc., which ceased operations in late December.  The Company disposed of the investment in the subsidiary for nil proceeds, the loss on the disposal was $6,569 representing the carrying value of the following assets:

Equipment	$ 2,072
Cash held in trust for FHW, Inc.	4,109
Accounts receivables	388

5.

Subsequent Events

a)

On February 28, 2005, the Company changed its name to Wentworth Energy, Inc. and increased its authorized share capital to 50,000,000 shares, of which 48,000,000 shares are common stock of a par value of $0.001 per share, and of which 2,000,000 shares are preferred stock with a par value of $0.001 per share.

b)

The Company completed a private placement of 2,000,000 shares of common stock on February 22, 2005 at a price of $0.001 per share, and a further private placement of 3,100,000 shares of common stock on March 22, 2005 at a price of $0.01 per share to raise a total of $33,000.

c)

The Company granted incentive stock options to directors, officers and consultants on March 18, 2005 for the purchase of up to 3,900,000 shares of common stock at a price of $0.25 per share until February 28, 2008, and 1,600,000 shares of common stock at a price of $0.50 per share until February 28, 2009.

d)

On March 22, 2005 the Company entered into a letter of intent to acquire all of the issued and outstanding common stock of Wentworth Oil & Gas, Inc., a Nevada corporation.  Under the terms of the letter of intent, the Company will issue one share of common stock for each 2.5 shares of Wentworth Oil & Gas, Inc. common stock.  This will result in the issuance of 1,632,000 common stock of the company.  Upon completion of the acquisition, Wentworth Oil & Gas, Inc. will become a wholly-owned subsidiary of the Company.

e)

On March 24, 2005 the Company undertook a 2:1 stock split by way of a stock dividend, all references to common stock have been retroactively restated.

f)

On March 28, 2005, the Company entered into an option agreement with the limited liability members of KLE Mineral Holdings, LLC, a Kentucky Limited Liability Company ("KLE"). Pursuant to that agreement, the Company acquired an option to purchase all of the issued and outstanding membership interests of KLE in exchange for $50,000 payable at execution of the option agreement and $10,000 per month until the acquisition of the interests is completed. The Company also entered into an acquisition agreement with the sellers. Pursuant to the terms of the acquisition agreement, the Company agreed to purchase all of the ownership interests of KLE in exchange for payment of $12,250,000 payable as follows: 7,500,000 shares of the Company's common stock shall be issued to the sellers at a deemed value of $1.50 per share and payment of $1,000,000 in cash. The closing of the acquisition shall take place between June 1, 2005 and August 31, 2005. Any payments made to the sellers pursuant to the option agreement shall be deducted from the $1,000,000 cash payment.

g)

In April 2005, the Company granted 900,000 stock options to management to acquire up to 500,000 common shares, exercisable at $0.25 per share from June 1, 2005 to February 28, 2007, and up to 400,000 common shares at $0.50 from June 1, 2006 to February 28, 2008.

h)

Subsequent to December 31, 2004 the Company has entered into the following management and consulting agreements:

i)

Effective March 1, 2005, pursuant to which a consultant will be paid $1,000 per month, in cash or common shares at the option of the consultant, and a minimum of 25,000 options to be granted annually, the agreement is for a term of one year. If the agreement is terminated at the option of the Company without notice, damages are payable equal to 12 times the monthly fee.  The consultant will be paid a finder's fee on the raising of debt or equity financing.

ii)

Effective March 22, 2005, pursuant to which a contractor will be paid $2,500 per month, in cash until July 2005 at which time the fee will increased to $4,500 and will be payable 50% in cash and 50% in common shares. The contractor will be issued 20,000 additional common shares as an inducement to commence work with the Company.  Additional remuneration includes a minimum of 100,000 options to be granted annually.   The agreement is for a term of three years. If the agreement is terminated at the option of the Company without notice, damages are payable equal to 6 times the monthly fee.

iii)

Effective April 2, 2005, pursuant to which a consulting company, which is controlled by the CEO of the Company, will be paid $13,700 per month, in cash or common shares at the option of the consultant. The consultant will be paid an additional $10,000 as an inducement to commence work with the Company.  Additional remuneration includes a minimum of 1,000,000 options to be granted annually.   The agreement is for a term of five years. If the agreement is terminated at the option of the Company without notice, damages are payable equal to 24 times the monthly fee.

iv)

Effective April 2, 2005, pursuant to which a consulting company, which is controlled by a Director of the Company, will be paid $10,800 per month, in cash or common shares at the option of the consultant.   Additional remuneration includes a minimum of 800,000 options to be granted annually.   The agreement is for a term of five years. If the agreement is terminated at the option of the Company without notice, damages are payable equal to 24 times the monthly fee.

Each of the above agreements automatically terminates if the Company discontinues or interrupts operations for a period of six months, with no further liability to either party.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND  FINANCIAL DISCLOSURE.

None.

ITEM 8A.      CONTROLS AND PROCEDURES

The Company's Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal controls that occurred during the fourth quarter of the period covered by this report that has materially affected, or is reasonably likely to affect, the Company's internal controls over financial reporting.

ITEM 8B.     OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Management

Name

Age

Position(s) with the Company

Position Held Since

Chris Cochran ......................

37

President and Director

October 31, 2000

Mark A.  Robertson..............

54

Secretary/Treasurer and Director

October 31, 2000

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

Subsequent to the end of the year, Chris Cochran resigned as a director and officer on

February 16, 2005.  On February 23, 2005, Gordon C. McDougall was appointed director and President, and Severino Amorelli was appointed director and Secretary.  Mark A. Robertson resigned as a director and officer on February 23, 2005.  John G. Punzo was appointed Chief Executive Officer on April 2, 2005 and a director on April 8, 2005.

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

Key Advisors

Greg Jones, is formerly a founding director of Capital West Securities, Inc., the largest NASD- registered broker dealer based in Oklahoma.  Capital West currently has more than ten thousand active client accounts valued at over seven hundred million dollars.  Prior to the formation of Capital West in 1995, Mr. Jones was employed as a Investment broker and securities trader for Stifel, Nicolaus and Company, Inc., a NYSE-registered firm.  Mr. Jones has been an active participant in the capital markets for 15 years, and has shaped his career around growing and advising startup and early stage companies.  While at Capital West, he successfully launched several initial public offerings, including Zymetx, CD Warehouse, and Horizon Pharmacies, Inc.  Mr. Jones. is currently a developer and franchisee for Sonic Restaurants in Florida.

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

Since the Company is a development stage company and has little business activities and no full time employees, it has yet to adopt a code of ethics.  At such time as the Company becomes operational, it will prepare and make available a code of ethics.

ITEM 10.    EXECUTIVE COMPENSATION.

No officer or director received any remuneration from the Company during the fiscal year.  Until the Company acquires additional capital, it is not intended that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company.  See "Certain Relationships and Related Transactions."  As of December 31, 2003, the Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

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

Name and Address	Number of Shares Owned Beneficially	Percent of Class Owned
Chris Cochran (1) 211 N. Robinson, Ste 200 Oklahoma City, OK 73102	480,000	10.1%

Mark A, Robertson (1)(2) 3033 N.W. 63rd., Ste 200 Oklahoma City, OK 73116	650,000	13.6%
Frank H. Ward (3) 6420 Kensington Rd. Oklahoma City, OK 73132	520,000	10.9%
Greg Jones 106 Byrsonima Homosassa, FL 34446	480,000	10.1%
Robert G. Rader 211 N. Robinson, Ste 200 Oklahoma City, OK 73102	480,000	10.1%
Robert O. McDonald (4) 211 N. Robinson, Ste 200 Oklahoma City, OK 73102	530,000	11.1%
Gary Bryant (5) 46171 Manitou Drive Indian Wells, CA 92210	500,000	10.5%
All directors and executive officers (3 persons)	1,650,000	34.5%

(1) The person listed is an officer, a director, or both, of the Company.

(2)  Includes 30,000 shares owned by Mr.  Robertson's spouse, of which Mr.  Robertson may be deemed to be the beneficial owner.

(3)  Includes 30,000 shares owned by Mr.  Ward's spouse, FHW, Inc. and Investment Banker Group, Inc., of which Mr. Ward may be deemed to be the beneficial owner.

(4)  Includes 50,000 shares owned by Mr.  McDonald's spouse, of which Mr.  McDonald may be deemed to be the beneficial owner.

(5)  Includes 10,000 shares owned by Mr.  Bryant's spouse, of which Mr.  Bryant may be deemed to be the beneficial owner.

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

The following table reflects the status of each of the blank check companies in which the Company's promoters and management have an interest:

------------------------------------------------------------------------------------------------------------

Company

Form 10 Filing

Status

Acquisition

------------------------------------------------------------------------------------------------------------

Avondale Capital I

4/24/01

Reporting              FHW, Inc.

Avondale Capital II

5/24/01

Deregistered          None

Avondale Capital III

5/30/01

Deregistered          None

Sherwood Capital I

5/30/01

Deregistered          None

Sherwood Capital II

6/05/01

Deregistered          None

Sherwood Capital III

6/05/01

Deregistered          None

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

(b) Reports on Form 8-K

Subsequent to the end of the year, the Company filed the following five Form 8-K's:

March 2, 2005

Item 3.02. Unregistered Sale of Equity Securities

Avondale Capital I Corp. (the "Company") on February 17, 2005, effective February 22, 2005, sold in a private negotiated transaction with Firemark Capital, LLC, a Nevada limited liability company, 2,000,000 shares of Common Stock.  The total sales price was $2,000 cash paid to the Company plus the Company receiving certain consulting services. The transaction was a private placement done under a Section 4(2) exemption from registration under the 1933 Act.

Item 5.02. Departure of Director or Principal Officers; Election of Directors; Appointment of Principal Officers

On February 16, 2005, Chris Cochran resigned as President and Director of the Company. On February 23, 2005, Mark Robertson resigned as Secretary and Director of the Company.

On February 23, 2005, Gordon McDougall was appointed Director and President of the Company and Severino Amorelli was appointed Director and Secretary of the Company. Neither Mr. McDougall nor Mr. Amorelli have employment agreements with the Company.

Gordon McDougall, age 48, President and Director. Since 1994 to the present, Mr. McDougall has been President of Campbell Capital Advisory Inc., a private management consulting and investment company. From June 1999 to June 2000, Mr. McDougall was President of Luna Medical Technologies, Inc., a medical device marketing company, listed on the NASD Over the Counter Bulletin Board.

Severino Amorelli, age 27, Secretary and Director. Mr. Amorelli is the founder of Amorelli Investments Ltd., a venture capital raising company, incorporated in August 2004.  From 1998 to 2004, Mr. Amorelli was employed by Tree Island Industries, a metal manufacturer.

Neither Mr. McDougall nor Mr. Amorelli currently sit as a director or act as an officer of any publicly listed company nor are there any family relations amongst any of the officers or directors. There are no transactions between any of the officers or directors and the Company.

Item 5.03.  Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year

On February 28, 2005 an Amendment to the Certificate of Incorporation (incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2005) was filed with the Oklahoma Secretary of State changing the name of the Company to Wentworth Energy, Inc. and increasing the authorized shares of stock which the Company shall have authority to issue is 50,000,000 shares, of which 48,000,000 shares shall be common stock of a par value of $0.001 each, and of which 2,000,000 shares shall be preferred stock with a par value of

$0.001 each.

March 22, 2005

Item 3.02.  Unregistered Sale of Equity Securities

On March 22, 2005, the Company completed a private placement of its common stock (the "Placement").  The Placement, which was conducted under the auspices of Section 506 of Regulation D and Regulation S, raised an aggregate of $31,000.  The Company sold 3,100,000 shares of its common stock, par value $0.001, at a price of $0.01 per share.  All funds received will be used as working capital and no commissions were payable as no brokers or underwriters were used in the Placement.

Item 8.01.  Other Events

On March 22, 2005,  the Company executed a Letter of Intent ("LOI") to acquire all of the issued and outstanding equity interests of Wentworth Oil & Gas, Inc., a Nevada corporation.  Under the terms of the LOI, which will be memorialized in a definitive acquisition agreement on or before April 15, 2005, the Company will issue one (1) share of common stock, par value $0.001, for each 2.5 shares of Wentworth Oil & Gas, Inc. common stock.  Upon completion of the acquisition transaction, Wentworth Oil & Gas, Inc. will become a wholly-owned subsidiary of the Company.

March 31, 2005

Item 1.01.  Entry Into a Material Definitive Agreement

On March 28, 2005, the Company entered into an Option Agreement with the limited liability members and interest holders of KLE Mineral Holdings, LLC, a Kentucky Limited Liability Company ("KLE"), Sam P. Burchett and Stephen G. Lunn (respectively the "Sellers").  Pursuant to that agreement, the Company has acquired an option to purchase all of the issued and outstanding membership interests of KLE in exchange for $50,000 payable at execution of the Option Agreement and $10,000 per month until the acquisition of the interests is completed.  The Option Agreement is incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2005.

On March 28, 2005, the Company entered into an Acquisition Agreement with the Sellers.  Pursuant to the terms of the Acquisition Agreement, the Company has agreed to purchase all of the ownership interests of KLE in exchange for payment of $12,250,000.  The total payment amount of $12,250,000 is payable as follows: 7,500,000 shares of the Company's common stock shall be issued to the Sellers and shall be deemed to have a value of $1.50 per share and payment of $1,000,000 in cash.  The Closing of this acquisition shall take place between June 1, 2005 and August 31, 2005 and the Agreement also calls for the appointment of two (2) individuals, designated by the Sellers, to the Company's Board of Directors.  Any payments made to the Sellers pursuant to the Option Agreement shall be deducted from the $1,000,000 cash payment.  The Acquisition Agreement is incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2005.

April 5, 2005

Item 1.01.  Entry Into a Material Definitive Agreement

On April 2, 2005, the Company entered into a Management Agreement (the "Agreement") with Paradigm Process Inc. ("Paradigm").  Pursuant to the Agreement, Paradigm has agreed to provide the services of John Punzo as Chief Executive Officer of the Company.  As compensation for these services the Company has agreed to pay Paradigm a monthly fee of $13,700, payable in cash or common stock of the Company.  Additionally, the Company has agreed to pay a one-time fee to Paradigm of $10,000 upon execution of the Agreement.  The Company will also grant to Paradigm, from time to time, incentive stock options, not less than 1,000,000 per year, in such amount and under such terms as approved by the directors of the Company and is acceptable to such regulatory authorities having jurisdiction.  The Company and Paradigm will negotiate a bonus annually, which will enable Paradigm to a minimum 50% bonus based on the monthly payments of $13,700 per month.  The bonus will be directly tied to the financial performance of the Company based on the contribution by Paradigm.

Item 5.02.  Appointment of Principal Officers

On April 2, 2005, the Company appointed John Punzo as Chief Executive Officer.  Mr. Punzo is also Chief Executive Officer of Paradigm.  On March 22, 2005, Paradigm purchased 312,500 shares of the Company's common stock at a price of $0.02 per share.

Since 1981, Mr. Punzo has served as a Director and as President or Chief Executive Officer of numerous businesses. During this time, Mr. Punzo played a key role in launching, directing and obtaining the funding for a number of these corporate forays into the public arena on NASDAQ. Mr. Punzo assembled a successful team of energy experts, along with experienced accountants, financial and legal advisors to assist his efforts. His experience and corporate leadership, combined with his dedication to ensuring strict compliance and adherence to the rules and regulations of the Securities and Exchange Commission, are a matter of record. Since 2002, Mr. Punzo has been highly involved in the restructuring of Sonoran Energy, Inc., into a successful energy company, which he led until his departure in 2004 to further develop his energy consultancy and private management group. His experience and corporate leadership, combined with his prior knowledge of the oil and gas industry, make Mr. Punzo, not only qualified, but also fully committed to establish Wentworth Energy as an industry leader in the oil and gas sector.

April 15, 2005

Item 1.01.  Entry Into a Material Definitive Agreement

On April 2, 2005, the Company entered into a Management Agreement (the "C4 Agreement") with C4 Capital Advisory, Inc. ("C4").  Pursuant to the C4 Agreement, C4 has agreed to provide the services of Gordon C. McDougall as President of the Company.  As compensation for these services the Company has agreed to pay C4 a monthly fee of $10,800, payable in cash or common stock of the Company.  The Company will also grant to C4, from time to time, incentive stock options, not less than 800,000 per year, in such amount and under such terms as approved by the directors of the Company and is acceptable to such regulatory authorities having jurisdiction.

On April 2, 2005, the Company entered into a Management Agreement (the "Henricsson Agreement") with Peter Henricsson ("Henricsson").  Pursuant to the Agreement, Henricsson has agreed to provide the services as a Consultant to the Company on items, such as identification, review, negotiation, acquisition and maintenance of oil and gas properties.  As compensation for these services the Company has agreed to pay Henricsson a monthly fee of $1,000, payable in cash or common stock of the Company.  The Company will also grant to Henricsson, from time to time, incentive stock options, not less than 25,000 or 15% of the total number of options granted per year, in such amount and under such terms as approved by the directors of the Company and is acceptable to such regulatory authorities having jurisdiction.  The Henricsson Agreement further calls to Henricsson to receive 25,000 shares of the Company's common stock upon the Company's raising of $500,000 by way of private placements or debt.  The Company also agreed to pay to Henricsson a fee equal to 10% of any and all equity funds raised by

Henricsson for the Company and 5% of any and all money raised for the Company by Henricsson through the issuance of debt.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The audit fees paid to Hunter, Atkins & Russell, PLC for the annual statements and quarterly reports for fiscal year ended December 31, 2002 was $1,500.  The audit fees paid to MacKay LLP for the annual statements and accounting fees paid to Hunter, Atkins & Russell PLC for the quarterly reports for fiscal year ended December 31, 2003 totalled approximately $5,000.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

There was no audit committee to the Company's Board and therefore no policies.

ITEM 15.  SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVONDALE CAPITAL I CORP.

By:    s\ Gordon McDougall

Gordon McDougall

President

Dated: May 24, 2005

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:   s\Gordon McDougall

Gordon McDougall

Director

Dated: May 24, 2005

By:   s\Severino Amorelli

Severino Amorelli

Director

Dated: May 24, 2005

By:   s\John G. Punzo

John G. Punzo

Director

Dated: May 24, 2005

CERTIFICATIONS

I, John G. Punzo, certify that:

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

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

Date: May 24, 2005

/s/ John G. Punzo

John G. Punzo

Chief Executive Officer

I, Gordon McDougall, certify that:

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

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

Date: May 24, 2005

/s/ Gordon McDougall

Gordon McDougall

Chief Financial Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Avondale Capital I Corp. (the "Company") on Form 10-KSB for the period ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John G. Punzo, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, That to the best of my knowledge:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ John G. Punzo

John G. Punzo

Chief Executive Officer

May 24, 2005

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Avondale Capital I Corp. (the "Company") on Form 10-KSB for the period ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gordon McDougall, Chief Financial Officer, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, That to the best of my knowledge:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Gordon McDougall

Gordon McDougall

Chief Financial Officer

 May 24, 2005