Form 10QSB
period 2004-03-31
WENTWORTH ENERGY, INC.
filed 2005-06-02
CIK 1138932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

:

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

9

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File Number: 0-32593

 Avondale Capital I Corp.

(Exact name of small business issuer as specified in its charter)

 Oklahoma, United States

(State or other jurisdiction of incorporation or organization)

 73-1599600

(IRS Employer Identification Number)

 Suite 1400, 115 West 7th Street, Fort Worth, Texas, 76102

(Address of principal executive offices)

 (877) 329-8388

(Issuer's telephone number)

  N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                                                                                                                                                   Yes :No

State the number of shares outstanding of each of the issuer=s classes of common equity, as of the latest practicable date: As of May 24, 2005, 11,336,000 shares of $0.001 par value common stock

Transitional Small Business Disclosure Format (Check one):            Yes 9

No :

PART I B FINANCIAL INFORMATION

Item 1.   Financial Statements

Avondale Capital I Corp.

(a Development Stage Enterprise)

Statement of Operations and Deficit

(Expressed in US Dollars) (Unaudited)

	Cumulative, Inception to March 31, 2004	Three Months Ended March 31,
		2004	2003
Revenue	$ 100,740	$ -	$ 1

Administrative expenses
Amortization	1,889	-	-
Office and miscellaneous	56,717	56	-
Professional fees	56,636	1,250	2,000
Transfer agent	300	-	-

	115,542	1,306	2,000

Loss from continuing operations	(14,802)	(1,306)	(1,999)

Income (loss) from discontinued operations	(6,569)	-	3,318

Income (loss) for the period	(21,371)	(1,306)	1,319

Deficit, beginning of period	-	(20,065)	(7,399)

Deficit accumulated during the development stage	$ (21,371)	$ (21,371)	$ (6,080)

Basic income (loss) per share before discontinued operations	$ (0.003)	$ (0.000)	$ (0.000)

Basic income (loss) per share	$ (0.005)	$ (0.000)	$ 0.000

Weighted average shares outstanding	4,433,648	4,770,000	4,770,000

Avondale Capital I Corp.

(a Development Stage Enterprise)

Balance Sheet

(Expressed in US Dollars) (Unaudited)

	March 31, 2004	December 31, 2003
Assets

Current
Cash	$ -	$ 56

Liabilities

Current
Accounts payable and accrued liabilities	$ 6,250	$ 5,000

Stockholders' Equity (Deficit)

Common stock, $0.001 par value
48,000,000 shares authorized
4,770,000 shares outstanding	4,770	4,770

Preferred stock, $0.001 par value
2,000,000 shares authorized
Nil shares issued and outstanding	-	-

Additional paid in capital	10,351	10,351

Deficit accumulated during the development stage	(21,371)	(20,065)

	(6,250)	(4,944)

	$ -	$ 56

Subsequent events (note 3)

Avondale Capital I Corp.

(a Development Stage Enterprise)

Statement of Stockholders' Equity (Deficit)

(Expressed in US Dollars) (Unaudited)

For the period from Inception to March 31, 2004

	Number of shares	Par value	Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total

October 31, 2000 issuance of common stock for cash	3,000,000	$ 3,000	$ -	$ -	$ 3,000

December 31, 2000 issuance of common stock for cash	590,000	590	590	-	1,180

Net loss for the period	-	-	-	(298)	(298)

Balance, December 31, 2000	3,590,000	3,590	590	(298)	3,882

January 31, 2001 issuance of common stock for cash	510,000	510	510	-	1,020

December 31, 2001 issuance of stock to Prchase FHW, Inc.	10,000	10	9,251	-	9,261

December 31, 2001 issuance of common stock for cash	520,000	520	-	-	520

Net income for the period	-	-	-	3,034	3,034

Balance, December 31, 2001	4,630,000	4,630	10,351	2,736	17,717

Net loss for the period	-	-	-	(10,135)	(10,135)

Balance, December 31, 2002	4,630,000	4,630	10,351	(7,399)	7,582

January 1, 2003 issuance of common stock for cash	140,000	140	-	-	140

Net loss for the period	-	-	-	(12,666)	(12,666)

Balance, December 31, 2003	4,770,000	4,770	10,351	(20,065)	(4,944)

Net loss for the period	-	-	-	(1,306)	(1,306)

Balance, March 31, 2004	4,770,000	$ 4,770	$ 10,351	$ (21,371)	$ (6,250)

Avondale Capital I Corp.

(a Development Stage Enterprise)

Statement of Cash Flows

(Expressed in US Dollars) (Unaudited)

	Cumulative, Inception to March 31, 2004	Three Months Ended March 31,
		2004	2003
Cash provided by (used for)

Operating activities
Income (loss) for the period	$ (21,371)	$ (1,306)	$ 1,319
Adjustments for:
Non-cash loss from discontinued operations	7,372	-	-
Amortization	1,889	-	-

	(12,110)	(1,306)	1,319
Change in non-cash working capital items:
Accounts payable and accrued liabilities	6,250	1,250	250

	(5,860)	(56)	1,569

Financing activities
Issuance of shares	5,860	-	-

Increase (decrease) in cash	-	(56)	1,569

Cash, beginning of period	-	56	5,010

Cash, end of period	$ -	$ -	$ 6,579

Avondale Capital I Corp.

(a Development Stage Enterprise)

Notes to the Financial Statements

(Expressed in US Dollars) (Unaudited)

March 31, 2004

1.

Nature of Operations

The Company was incorporated in the State of Oklahoma on October 31, 2000.  During the year ended December 31, 2003 the Company ceased its consulting operations.  Subsequent to December 31, 2004 the Company is involved in the exploration, development and exploitation of oil and gas properties, under the agreements disclosed in note 3.

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

Income (loss) per share

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

d)

Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from those reported.

Avondale Capital I Corp.

(a Development Stage Enterprise)

Notes to the Financial Statements

(Expressed in US Dollars) (Unaudited)

March 31, 2004

2.

Significant Accounting Policies (continued)

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

In addition, the FASB and Emerging Issues Task Force ("EITF") have issued a variety of interpretations including the following interpretations with wide applicability:

Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", which addresses the consolidation of variable interest entities (formerly referred to as "SpecialPurpose Entities"). The Interpretation is generally in effect for interim or annual periods beginning after December 15, 2003.

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

The adoption of these new pronouncements is not expected to have a material effect on the company's financial position or results of operations.

Avondale Capital I Corp.

(a Development Stage Enterprise)

(Unaudited)

Notes to the Financial Statements

(Expressed in US Dollars) (Unaudited)

March 31, 2004

3.

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

e)

On March 24, 2005 the Company undertook a 2:1 stock split by way of a stock dividend.  All references to common stock have been retroactively restated.

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

g)

In April 2005, the Company granted 900,000 stock options to management to acquire up to 500,000 common shares, exercisable at $0.25 per share from June 1, 2005 to February 28, 2007, and up to 400,000 common shares at $0.50 from June1, 2005 to February 28, 2008.

Avondale Capital I Corp.

(a Development Stage Enterprise)

(Unaudited)

Notes to the Financial Statements

(Expressed in US Dollars) (Unaudited)

March 31, 2004

3.

Subsequent Events

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

iii)

Effective April 2, 2005, pursuant to which a consulting company, which is controlled by the CEO of the Company, will be paid $13,700 per month, in cash or common shares at the option of the consultant. The consulting company will be paid an additional $10,000 as an inducement to commence work with the Company.  Additional remuneration includes a minimum of 1,000,000 options to be granted annually.  The agreement is for a term of five years. If the agreement is terminated at the option of the Company without notice, damages are payable equal to 24 times the monthly fee.

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

Item 2.   Management=s Discussion and Analysis or Plan of Operations

Any statements contained herein that are not statements of historical fact may be deemed forward-looking statements.  Without limiting the foregoing, the words Abelieves,@ Aanticipates,@ Aplans,@ Aexpects@ and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  Avondale Capital I Corp. (the ACompany@ and sometimes Awe,@ Aus,@ Aour@ and derivatives of such words) undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. These forward-looking statements should be read in conjunction with our disclosures included in our Form 10-KSB for the fiscal year ended December 31, 2003.

Plan of Operations

We discontinued operations of our subsidiary, FHW, Inc., during the fourth quarter of 2003 and we are presently inactive.  During the first quarter of 2004, management was investigating opportunities to acquire other businesses.

During the first quarter of 2004, we had no cash reserves and relied on the support of our management and creditors to finance our operations.  Additional equity funds will need to be raised in the ensuing 12 months to finance operations.

Subsequent to the end of the quarter, we entered into a letter of intent to acquire Wentworth Oil & Gas, Inc., a Nevada corporation, and entered into an agreement to purchase KLE Mineral Holdings, LLC, a Kentucky limited liability company.  Refer to note 3 to the financial statements at Item 1.

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

Management=s Discussion and Analysis of Financial Condition and Results of Operations

During the first fiscal quarter of 2004, we were inactive.  We incurred a net loss of $1,306, as compared to net income of $1,319 during the first quarter of 2003.  Included in the net income for the first quarter of 2003 was income from discontinued operations of $3,318.  We had no revenue during the first quarter of 2004 and expenses consisted primarily of accrued accounting fees.

As of March 31, 2004, we had no cash or other assets and a working capital deficiency of $6,250.  This represents an increase in the working capital deficiency of $1,306 since our December 31, 2003 year end.

During the first fiscal quarter of 2004, we utilized $56 of cash to finance our operating activities.  This compares with $1,569 cash provided by operations for the same period in 2003.  We neither used nor generated cash from financing or investment activities during the first quarter of 2004 or 2003.

Off-Balance Sheet Arrangements

As of March 31, 2004 and during the quarter then ended, we had no off-balance sheet arrangements reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.   Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this quarterly report on Form 10-QSB, that our disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

(i)

this quarterly report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which those statements were made, not misleading with respect to the period covered by this quarterly report on Form 10-QSB, and

(ii)

the financial statements, and other financial information included in this quarterly report on Form 10-QSB, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this quarterly report on Form 10-QSB.

There have been no significant changes in our internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

PART II B OTHER INFORMATION

Item 1.   Legal Proceedings

During the first quarter of 2004, we were not a party to any litigation, nor were we aware of any proceedings contemplated by a governmental authority.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

We neither sold nor purchased any of our equity securities during the first quarter of 2004.

Item 3.   Defaults Upon Senior Securities

There were no material defaults with respect to any of our indebtedness during the first quarter of 2004.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the first quarter of 2004.

Item 5.   Other Information

There was no material information during the first quarter of 2004 not previously reported.

Item 6.   Exhibits

Index of Exhibits

15.1 B Report of Independent Registered Public Accounting Firm

31.1 B Rule 13a-14a/15d-14(a) Certification by Chief Executive Officer

31.2 B Rule 13a-14a/15d-14(a) Certification by President and Acting Chief Financial Officer

32.1 B Section 1350 Certification by Chief Executive Officer

32.2 B Section 1350 Certification by President and Acting Chief Financial Officer

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

Item 5.02.  Appointment of Principal Officers

On April 2, 2005, the Company appointed John Punzo as Chief Executive Officer.  Mr. Punzo is also Chief Executive Officer of Paradigm.  On March 22, 2005, Paradigm purchased 625,000 shares of the Company's common stock at a price of $0.01 per share.

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

AVONDALE CAPITAL I CORP.

Date

May 10, 2005

/s/John G. Punzo

John G. Punzo, CEO

Date

May 10, 2005

/s/Gordon C. McDougall

Gordon C. McDougall, President

Exhibit 15.1.   Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying balance sheet of Avondale Capital I Corp. (a development stage company) as of March 31, 2004 and the related statement of operations for the three months ended March 31, 2004 and the statement of cash flows for the three months ended March 31, 2004. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Avondale Capital I Corp. (a development stage company) as of December 31, 2003 and the related statements of operations, cash flows, and stockholders' equity for the year then ended (not presented herein); and in our report dated April 15, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Note 1 of the Company's audited financial statements as of December 31, 2003, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at December 31, 2003. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matters in Note 1 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 1 of the Company's unaudited interim financial statements as of March 31, 2004, and for the three months then ended, the Company has continued to suffer recurring losses from operations and still has no established source of revenue at March 31, 2004. The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully Submitted,

\s\ MacKay LLP, Chartered Accountants

Vancouver, British Columbia, Canada

April 26, 2005

Exhibit 31.1.   Certification by Chief Executive Officer

I, John G. Punzo, Chief Executive Officer of Avondale Capital I Corp. (the ACompany@), certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Avondale Capital I Corp.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4.

The Company=s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))  and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the Company and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the Company=s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation; and

d.

Disclosed in this report any change in the Company=s internal control over financial reporting that occurred during the Company=s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company=s internal control over financial reporting; and

5.

The Company=s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company=s board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

Date:

May 10, 2005

/s/John G. Punzo

John G. Punzo, CEO

Exhibit 31.2.   Certification by Acting Chief Financial Officer

I, Gordon C. McDougall, President and acting Chief Financial Officer of Avondale Capital I Corp. (the ACompany@), certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Avondale Capital I Corp.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4.

The Company=s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))  and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the Company and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the Company=s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation; and

d.

Disclosed in this report any change in the Company=s internal control over financial reporting that occurred during the Company=s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company=s internal control over financial reporting; and

5.

The Company=s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company=s board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

Date:

May 10, 2005

/s/Gordon C. McDougall

Gordon C. McDougall, President

   and acting Chief Financial Officer

Exhibit 32.1.   Section 1350 Certification by Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Avondale Capital I Corp. (the ACompany@) on Form 10-QSB for the quarter ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the AReport@), I, John G. Punzo, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/John G. Punzo

John G. Punzo, CEO

May 10, 2005

Exhibit 32.2.   Section 1350 Certification by President and Acting Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Avondale Capital I Corp. (the ACompany@) on Form 10-QSB for the quarter ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the AReport@), I, Gordon C. McDougall, President and acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Gordon C. McDougall

Gordon C. McDougall, President

   and acting Chief Financial Officer

May 10, 2005