Form 10QSB
period 2004-06-30
WENTWORTH ENERGY, INC.
filed 2005-06-02
CIK 1138932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

:

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes 9

No :

PART I B FINANCIAL INFORMATION

Item 1.   Financial Statements

Avondale Capital I Corp.

(a Development Stage Enterprise)

Statement of Operations and Deficit

(Expressed in US Dollars) (Unaudited)

	Cumulative, Inception to June 30, 2004	3 Months Ended June 30,		Six Months Ended June 30,
		2004	2003	2004	2003

Revenue	$ 100,740	$ -	$ 1,001	$ -	$ 1,002

Administrative expenses
Amortization	1,889	-	-	-	-
Office and miscellaneous	56,717	-	-	56	-
Professional fees	57,886	1,250	50	2,500	2,050
Transfer agent	300	-	-	-	-

	116,792	1,250	50	2,556	2,050

Income (loss) from continuing operations	(16,052)	(1,250)	951	(2,556)	(1,048)

Income (loss) from discontinued operations	(6,569)	-	6,010	-	9,328

Income (loss) for the period	(22,621)	(1,250)	6,961	(2,556)	8,280

Deficit, beginning of period	-	(21,371)	(6,080)	(20,065)	(7,399)

Deficit accumulated during the development stage	$ (22,621)	$ (22,621)	$ 881	$ (22,621)	$ 881

Basic income (loss) per share before discontinued operations	$ (0.004)	$ (0.000)	$ 0.000	$ (0.001)	$ (0.000)

Income (loss) per share	$ (0.005)	$ (0.000)	$ 0.001	$ (0.001)	$ 0.002

Weighted average shares outstanding	4,456,524	4,770,000	4,770,000	4,770,000	4,770,000

Avondale Capital I Corp.

(a Development Stage Enterprise)

Balance Sheet

(Expressed in US Dollars) (Unaudited)

	June 30, 2004	December 31, 2004
Assets

Current
Cash	$ -	$ 56

Liabilities

Current
Accounts payable and accrued liabilities	$ 7,500	$ 5,000

Stockholders' Equity (Deficit)

Common stock, $0.001 par value
48,000,000 shares authorized
4,770,000 shares outstanding	4,770	4,770

Preferred stock, $0.001 par value
2,000,000 shares authorized
Nil shares issued and outstanding	-	-

Additional paid in capital	10,351	10,351

Deficit accumulated during the development stage	(22,621)	(20,065)

	(7,500)	(4,944)

	$ -	$ 56

Subsequent events (note 3)

Avondale Capital I Corp.

(a Development Stage Enterprise)

Statement of Stockholders' Equity (Deficit)

(Expressed in US Dollars) (Unaudited)

For the period from Inception to June 30, 2004

	Number of shares	Par value	Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total

October 31, 2000 issuance of common stock for cash	3,000,000	$ 3,000	$ -	$ -	$ 3,000

December 31, 2000 issuance of common stock for cash	590,000	590	590	-	1,180

Net loss for the period	-	-	-	(298)	(298)

Balance, December 31, 2000	3,590,000	3,590	590	(298)	3,882

January 31, 2001 issuance of common stock for cash	510,000	510	510	-	1,020

December 31, 2001 issuance of stock to Prchase FHW, Inc.	10,000	10	9,251	-	9,261

December 31, 2001 issuance of common stock for cash	520,000	520	-	-	520

Net income for the period	-	-	-	3,034	3,034

Balance, December 31, 2001	4,630,000	4,630	10,351	2,736	17,717

Net loss for the period	-	-	-	(10,135)	(10,135)

Balance, December 31, 2002	4,630,000	4,630	10,351	(7,399)	7,582

January 1, 2003 issuance of common stock for cash	140,000	140	-	-	140

Net loss for the period	-	-	-	(12,666)	(12,666)

Balance, December 31, 2003	4,770,000	4,770	10,351	(20,065)	(4,944)

Net loss for the period	-	-	-	(2,556)	(2,556)

Balance, June 30, 2004	4,770,000	$ 4,770	$ 10,351	$ (22,621)	$ (7,500)

Avondale Capital I Corp.

(a Development Stage Enterprise)

Statement of Cash Flows

(Expressed in US Dollars) (Unaudited)

	Cumulative, Inception to June 30, 2004	3 Months Ended June 30,		6 Months Ended June 30,
		2004	2003	2004	2003

Cash provided by (used for)

Operating activities
Income (loss) for the period	$ (22,621)	$ (1,250)	$ 6,961	$ (2,556)	$ 8,280
Adjustments for:
Non-cash loss from discontinued operations	7,372	-	-	-	-
Amortization	1,889	-	-	-	-

	(13,360)	(1,250)	6,961	(2,556)	8,280
Change in non-cash working capital items:
Subscriptions receivable	-	-	-	-	250
Accounts payable and accrued liabilities	7,500	1,250	-	2,500	-

	(5,860)	-	6,961	(56)	8,530

Financing activities
Proceeds from loan	-	-	1,000	-	1,000
Issuance of shares	5,860	-	-	-	-

	-	-	1,000	-	1,000

Increase (decrease) in cash	-	-	7,961	(56)	9,530

Cash, beginning of period	-	-	6,579	56	5,010

Cash, end of period	$ -	$ -	$ 14,540	$ -	$ 14,540

Avondale Capital I Corp.

(a Development Stage Enterprise)

Notes to the Financial Statements

(Expressed in US Dollars) (Unaudited)

June 30, 2004

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

June 30, 2004

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

In addition, the FASB and Emerging Issues Task Force ("EITF") have issued a variety of interpretations including the following interpretations with wide applicability:

Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", which addresses the consolidation of variable interest entities (formerly referred to as "Special-Purpose Entities"). The Interpretation is generally in effect for interim or annual periods beginning after December 15, 2003.

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

June 30, 2004

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

c)

The Company granted incentive stock options to directors, officers and consultants on March 18, 2005 for the purchase of up to 3,900,000 post-split shares of common stock at a price of $0.25 per share until February 28, 2008, and 1,600,000 post-split shares of common stock at a price of $0.50 per share until February 28, 2009.

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

June 30, 2004

3.  Subsequent Events (continued)

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

Plan of Operations

We discontinued operations of our subsidiary, FHW, Inc., during the fourth quarter of 2003 and we are presently inactive.  During the second quarter of 2004, management was investigating opportunities to acquire other businesses.

During the second quarter of 2004, we had no cash reserves and relied on the support of our management and creditors to finance our operations.  Additional equity funds will need to be raised in the ensuing 12 months to finance operations.

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

Management=s Discussion and Analysis of Financial Condition and Results of Operations

During the second quarter of 2004, we were inactive.  We incurred a net loss of $1,250, as compared to net income of $6,961 during the second quarter of 2003.  Included in the net income for the second quarter of 2003 was income from discontinued operations of $6,010.  We had no revenue during the second quarter of 2004 and expenses consisted of accrued accounting fees.

As of June 30, 2004, we had no cash or other assets and a working capital deficiency of $7,500.  This represents an increase in the working capital deficiency of $2,556 since our December 31, 2003 year end.

During the first second quarter of 2004, we utilized no cash to finance our operating activities.  This compares with $6,961 cash provided by operations for the same period in 2003.  We neither used nor generated cash from financing or investment activities during the second quarter of 2004.  By comparison, $1,000 was generated by financing activities (specifically, a private loan) in 2003.

Off-Balance Sheet Arrangements

As of June 30, 2004 and during the quarter then ended, we had no off-balance sheet arrangements reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

PART II B OTHER INFORMATION

Item 1.   Legal Proceedings

During the second quarter of 2004, we were not a party to any litigation, nor were we aware of any proceedings contemplated by a governmental authority.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

We neither sold nor purchased any of our equity securities during the second quarter of 2004.

Item 3.   Defaults Upon Senior Securities

There were no material defaults with respect to any of our indebtedness during the second quarter of 2004.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the second quarter of 2004.

Item 5.   Other Information

There was no material information during the second quarter of 2004 not previously reported.

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

May 10, 2005

/s/Gordon C. McDougall

Gordon C. McDougall, President

Exhibit 15.1.   Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying balance sheet of Avondale Capital I Corp. (a development stage company) as of June 30, 2004 and the related statement of operations for the three and six months ended June 30, 2004 and the statement of cash flows for the three and  six month periods ended June 30, 2004. These financial statements are the responsibility of the Company's management.

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

Note 1 of the Company's audited financial statements as of December 31, 2003, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at December 31, 2003. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matters in Note 1 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 1 of the Company's unaudited interim financial statements as of June 30, 2004, and for the three and six months then ended, the Company has continued to suffer recurring losses from operations and still has no established source of revenue at June 30, 2004. The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Exhibit 32.1.   Section 1350 Certification by Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Avondale Capital I Corp. (the ACompany@) on Form 10-QSB for the quarter ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the AReport@), I, John G. Punzo, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/John G. Punzo

John G. Punzo, CEO

May 10, 2005

Exhibit 32.2.   Section 1350 Certification by President and Acting Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Avondale Capital I Corp. (the ACompany@) on Form 10-QSB for the quarter ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the AReport@), I, Gordon C. McDougall, President and acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Gordon C. McDougall

Gordon C. McDougall, President

   and acting Chief Financial Officer

May 10, 2005