Form 10KSB
period 2004-12-31
WENTWORTH ENERGY, INC.
filed 2005-06-02
CIK 1138932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

:

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

9

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-32593

 Avondale Capital I Corp.

(Name of small business issuer in its charter)

 Oklahoma, United States

(State or other jurisdiction of incorporation or organization)

 73-1599600

(I.R.S. Employer Identification No.)

 Suite 1400, 115 West 7th Street, Fort Worth, Texas, 76102

(Address of principal executive offices)

 (877) 329-8388

(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:   Shares of common stock, par value $0.001

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes : No 9

Disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.      :

State issuer's revenues for its most recent fiscal year:      Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:     Nil on February 28, 2005

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:      As of May 24, 2005, 11,336,000 shares of $0.001 par value common stock

Documents incorporated by reference:      None

Transitional Small Business Disclosure Format (Check one):

Yes 9

No :

Cautionary Statement

Avondale Capital I Corp. (the "Company" and sometimes "we," "us," "our" and derivatives of these words) is including the following discussion to inform existing and potential security holders generally of some of the risks and uncertainties that can affect us.  Statements made in this Annual Report on Form 10-KSB may be forward-looking statements.  In addition, from time to time, we may otherwise make forward-looking statements to inform existing and potential security holders about the Company.  These statements may include projections and estimates concerning the timing and success of specific projects and our future income, expenses and capital spending.  Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "plan," "goal" or other words that convey the uncertainty of future events or outcomes.  In addition, except for the historical information contained in this report, the matters discussed in this report are forward-looking statements.  These statements by their nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors.  Should any of the assumptions underlying a forward-looking statement prove incorrect, actual results could vary materially.

PART I

Item 1.

Description of Business

Business Development

The Company was incorporated under the laws of the State of Oklahoma on October 31, 2000, and is in the developmental stage.

Effective on September 16, 2002, we acquired all of the shares of stock of FHW, Inc. an Oklahoma corporation ("FHW").  The securities purchase agreement provided that the sole shareholder of FHW was to receive as consideration for the purchase of the stock shares of our common stock.

FHW provided consulting services to businesses primarily in the nature of finance, bank lending and other forms of corporate finance.  These services were provided primarily by Frank H. Ward, who became a part of the Company's ownership and management as the Executive Vice President and member of the Board of Directors.  We discontinued these operations during the fourth fiscal quarter of 2003.

Business of Issuer

The Company was inactive throughout 2004.

We intend to seek, investigate and, if warranted, acquire one or more additional properties or businesses, and to pursue other related activities intended to enhance shareholder value.  The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership.

Subsequent to the end of the year, the Company entered into a letter of intent to acquire Wentworth Oil & Gas, Inc., a Nevada corporation, and entered into an agreement to purchase KLE Mineral Holdings, LLC, a Kentucky limited liability company.  Refer to note 4 to the financial statements at Item 7.

As a consequence of the registration of its securities, a business which has an interest in being acquired by, or merging into the Company, is expected to be a business that desires to become a public company and establish a public trading market for its securities.  In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by us or purchased from our current principal shareholders by the acquiring business or its affiliates.  If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock.  In our judgment, none of our officers and directors would thereby become an "underwriter" within the meaning of the Section 2(11) of the Securities Act of 1933, as amended.  The sale of a controlling interest by certain of our principal shareholders could occur at a time when our other shareholders remain subject to restrictions on the transfer of their shares.

We currently have no employees.

Item 2.

Description of Property

We have no property.  We do not currently maintain an office or any other facilities.  We do currently maintain a mailing address at 3033 N.W. 63rd Street, Suite 200, Oklahoma City, Oklahoma, 73116, and we pay no rent for the use of this mailing address.  We do not believe that we will need to maintain an office at any time in the foreseeable future in order to carry out our plan of operations described herein.

We currently have no investments in real estate, real estate mortgages, or real estate securities, and do not anticipate making any such investments in the future.  However, our policy respect to investment in real estate assets could be changed in the future without a vote of security holders.

Item 3.

Legal Proceedings

We are not a party to any litigation, nor are we aware of any proceedings contemplated by a governmental authority.

Item 4.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

Part II

Item 5.

Market for Common Equity and Related Stockholder Matters

Although the Company has a trading symbol of AVDA.PK, there is not currently a public trading market for our common stock.  Our common stock is currently held of record by a total of approximately 105 persons.

No dividends have been declared or paid on our securities, and we do not anticipate that any dividends will be declared or paid in the foreseeable future.

No securities are authorized for issuance under equity compensation plans.

Item 6.

Management's Discussion and Analysis or Plan of Operations

Plan of Operations

We discontinued operations of our subsidiary, FHW, Inc., during the fourth quarter of 2003 and during 2004 we were inactive.  During the fourth quarter of 2004, management was investigating opportunities to acquire other businesses.

During the fourth quarter of 2004, we had no cash reserves and relied on the support of our management and creditors to finance our operations.  Additional equity funds will need to be raised in the ensuing 12 months to finance operations.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

During the fiscal year ended December 31, 2004, we were inactive.  We incurred a loss of $7,306, as compared to a loss of $12,666 during the 2003 fiscal year.  We had no revenue in 2004 and expenses consisted primarily of accrued audit and accounting fees.  Our loss for the fiscal year ended December 31, 2003 consisted primarily of a loss from discontinued operations of $6,569 and accounting and audit fees of $7,000.

During the fourth fiscal quarter of 2004, we incurred a net loss of $3,500, as compared to a loss of $11,618 during the fourth quarter of 2003.  Included in the net loss for the fourth quarter of 2003 was a loss from discontinued operations of $6,569.  We had no revenue during the fourth quarter of 2004 and expenses consisted of accrued accounting and audit fees.

As of December 31, 2004, we had no cash or other assets and a working capital deficiency of $12,250.  This represents an increase in the working capital deficiency of $7,306 since our December 31, 2003 year end.

During the fiscal year ended December 31, 2004, we utilized $56 of cash to finance our operating activities.  This compares with $4,954 of cash used by operations during 2003.  We neither used nor generated cash from financing or investment activities during 2004 or 2003.

Off-Balance Sheet Arrangements

As of December 31, 2004 and during the quarter then ended, we had no off-balance sheet arrangements reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7.

Financial Statements

Index

Report of Independent Registered Public Accounting Firm

5

Statements of Operations and Deficit

6

Balance Sheets

7

Statements of Stockholders' Equity (Deficit)

8

Statements of Cash Flows

 9

Notes to the Financial Statements

 10 – 13

Report of Independent Registered Public Accounting Firm

To the Shareholders of

Avondale Capital I Corp.

(a Development Stage Enterprise)

We have audited the balance sheets of Avondale Capital I Corp. (a Development Stage Enterprise) as at December 31, 2004 and 2003 and the statements of operations and deficit, stockholders' equity (deficit), and cash flows for the years then ended.   These financial statements are the responsibilities of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the generally accepted auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatements.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in accordance with United States generally accepted accounting principles.

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

Vancouver, Canada

"MacKay LLP"

April 25, 2005

Chartered Accountants

Avondale Capital I Corp.

(a Development Stage Enterprise)

Statement of Operations and Deficit

(Expressed in US Dollars)

	Cumulative, Inception to December 31, 2004	Year ended December 31, 2004	Year ended December 31, 2003

Revenue	$ 100,740	$ -	$ 2,302

Administrative expenses
Amortization	1,889	-	-
Office and miscellaneous	56,717	56	1,049
Professional fees	62,636	7,250	7,050
Transfer agent	300	-	300

	121,542	7,306	8,399

Loss from continuing operations	(20,802)	(7,306)	(6,097)

Loss from discontinued operations (note 3)	(6,569)	-	(6,569)

Loss for the period	(27,371)	(7,306)	(12,666)

Deficit, beginning of period	-	(20,065)	(7,399)

Deficit accumulated during the development stage	$ (27,371)	$ (27,371)	$ (20,065)

Basic loss per share before discontinued operations	$ (0.003)	$ (0.001)	$ (0.002)

Basic loss per share	$ (0.0 06 )	$ (0.00 2 )	$ (0.00 3 )

Weighted average shares outstanding	4,494,422	4,770 ,000	4,770 ,000

Avondale Capital I Corp.

(a Development Stage Enterprise)

Balance Sheet

(Expressed in US Dollars)

December 31,	2004	2003

Assets

Current
Cash	$ -	$ 56

Liabilities

Current
Accounts payable and accrued liabilities	$ 12,250	$ 5,000

Stockholders' Equity (Deficit)

Common stock, $0.00 1 ~~2~~ par value
48 ,000,000 shares authorized
4,770 ,000 shares outstanding	4,770	4,770

Preferred stock, $0.00 1 ~~2~~ par value
2 ,000,000 shares authorized
0 shares issued and outstanding	-	-

Additional paid in capital	10,351	10,351

Deficit accumulated during the development stage	(27,371)	(20,065)

	(12,250)	(4,944)

	$ -	$ 56

Subsequent events (note 4)

Approved by the Directors:

"John G. Punzo"

       "Gordon C. McDougall"

_____________________________ Director

_____________________________ Director

Avondale Capital I Corp.

(a Development Stage Enterprise)

Statement of Stockholders' Equity (Deficit)

(Expressed in US Dollars)

For the period from Inception to December 31, 2004

	Number of shares	Par value	Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total

October 31, 2000 issuance of common stock for cash	3,000,000	$ 3,000	$ -	$ -	$ 3,000

December 31, 2000 issuance of common stock for cash	590,000	590	590	-	1,180

Net loss for the period	-	-	-	(298)	(298)

Balance, December 31, 2000	3,590,000	3,590	590	(298)	3,882

January 31, 2001 issuance of common stock for cash	510,000	510	510	-	1,020

December 31, 2001 issuance of stock to purchase FHW, Inc.	10,000	10	9,251	-	9,261

December 31, 2001 issuance of common stock for cash	520,000	520	-	-	520

Net income for the period	-	-	-	3,034	3,034

Balance, December 31, 2001	4,630,000	4,630	10,351	2,736	17,717

Net loss for the period	-	-	-	(10,135)	(10,135)

Balance, December 31, 2002	4,630,000	4,630	10,351	(7,399)	7,582

January 1, 2003 issuance of common stock for cash	140,000	140	-	-	140

Net loss for the period	-	-	-	(12,666)	(12,666)

Balance, December 31, 2003	4,770,000	4,770	10,351	(20,065)	(4,944)

Net loss for the period	-	-	-	(7,306)	(7,306)

Balance, December 31, 2004	4,770,000	$ 4,770	$ 10,351	$ (27,371)	$ (12,250)

Avondale Capital I Corp.

(a Development Stage Enterprise)

Statement of Cash Flows

(Expressed in US Dollars)

	Cumulative, Inception to December 31, 2004	Year ended December 31, 2004	Year ended December 31, 2003

Cash provided by (used for)

Operating activities
Loss for the period	$ (27,371)	$ (7,306)	$ (12,666)
Adjustments for:
Non-cash loss from discontinued operations	7,372	-	2,462
Amortization	1,889	-	-

	(18,110)	(7,306)	(10,204)
Change in non-cash working capital items:
Subscriptions receivable	-	-	250
Accounts payable and accrued liabilities	12,250	7,250	5,000

	(5,860)	(56)	(4,954)

Financing activity
Issuance of shares	5,860	-	-

Decrease in cash	-	(56)	(4,954)

Cash, beginning of period	-	56	5,010

Cash, end of period	$ -	$ -	$ 56

Avondale Capital I Corp.

(a Development Stage Enterprise)

Notes to the Financial Statements

(Expressed in US Dollars)

December 31, 2004

1.

Nature of Operations

The Company was incorporated in the State of Oklahoma on October 31, 2000.  Subsequent to December 31, 2004 the Company is involved in the exploration, development and exploitation of oil and gas properties, under the agreements disclosed in note 4.

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

3.

Discontinued Operations

During the year ended December 31, 2003, the Company disposed of the operations related to the Company's subsidiary, FHW, Inc.  The Company disposed of the investment in the subsidiary for nil proceeds, the loss on the disposal was $6,569 representing the carrying value of the following assets:

Equipment	$ 2,072
Cash held in trust for FHW, Inc.	4,109
Accounts receivables	388

4.

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

4.

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

Item 8.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A.

Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this annual report on Form 10-KSB, that our disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

(i)

this annual report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which those statements were made, not misleading with respect to the period covered by this annual report on

Form 10-KSB, and

(ii)

the financial statements, and other financial information included in this annual report on Form 10-KSB, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this annual report on Form 10-KSB.

There have been no significant changes in our internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

Item 8B.

Other Information

There was no material information during the fourth quarter of 2004 not previously reported.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Management

Name

Age

Position(s) with the Company

Position Held Since

Chris Cochran

37

President and Director

October 31, 2000

Mark A.  Robertson

54

Secretary/Treasurer and Director

October 31, 2000

Our directors will serve until the next annual meeting of our stockholders.  Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting.  Officers will hold their positions at the pleasure of the board of directors.  There is no arrangement or understanding between our directors and officers and any other person under which any director or officer was or is to be selected as a director or officer.

Our directors and officers will devote time to the Company's affairs on an "as needed" basis, but less than 10 hours per month.  As a result, the actual amount of time which they will devote to the Company's affairs is unknown and is likely to vary substantially from month to month.

Subsequent to the end of the year, Chris Cochrane resigned as a director and officer on February 16, 2005.  On February 23, 2005, Gordon C. McDougall was appointed director and President, and Severino Amorelli was appointed director and Secretary.  Mark A. Robertson resigned as a director and officer on February 23, 2005.  John G. Punzo was appointed Chief Executive Officer on April 2, 2005 and a director on April 8, 2005.

Directors and Officers of the Company

The following is a brief description of the business experience during the past five years of each of the above-named persons:

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

Frank H. Ward, started FHW in May, 2002 to provide consulting services regarding corporate finance and bank lending.  Prior to founding FHW, Mr. Ward provided financial consulting and lending brokerage services for nearly 20 years.  From 1996 to 1997, he was a consultant with TAIM Investment Company in Oklahoma City, Oklahoma.  From 1978 to 1982, Mr. Ward was the Managing General Partner of a limited partnership which built and operated franchised Sonic Drive-In restaurants.  Mr. Ward attended Central State University from 1955 to 1957.

Audit Committee Financial Expert

Since we are a development stage company and are presently inactive and have no full time employees, we do not have an audit committee financial expert.  At such time as we become operational, we will have an audit committee financial expert.

Code of Ethics

Since we are a development stage company and are presently inactive and have no full time employees, we have yet to adopt a code of ethics.  At such time as we become operational, we will prepare and make available a code of ethics.

Item 10.

Executive Compensation

No officer or director received any remuneration from the Company during the fiscal year ended December 31, 2004.  Until we acquire additional capital, it is not intended that any officer or director will receive compensation other than reimbursement for out-of-pocket expenses incurred on our behalf.  See "Certain Relationships and Related Transactions."  As of December 31, 2004, we had no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of the end of our December 31, 2004 fiscal year, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of our outstanding common stock.  Also included are the shares held by all executive officers and directors as a group.

Name and Address	Number of Shares Owned Beneficially	Percent of Class Owned
Chris Cochran (1) 211 N. Robinson, Ste 200 Oklahoma City, OK 73102	480,000	10.1%
Mark A, Robertson (1)(2) 3033 N.W. 63rd., Ste 200 Oklahoma City, OK 73116	650,000	13.6%
Frank H. Ward (1) (3) 6420 Kensington Rd. Oklahoma City, OK 73132	520,000	10.9%

Greg Jones 106 Byrsonima Homosassa, FL 34446	480,000	10.1%
Robert G. Rader 211 N. Robinson, Ste 200 Oklahoma City, OK 73102	480,000	10.1%
Robert O. McDonald (4) 211 N. Robinson, Ste 200 Oklahoma City, OK 73102	530,000	11.1%
Gary Bryant (5) 46171 Manitou Drive Indian Wells, CA 92210	500,000	10.5%
All directors and executive officers (3 persons)	1,650,000	34.5%

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

We have authorized no securities for issuance under equity compensation plans.

Item 12.

Certain Relationships and Related Transactions

Indemnification of Officers and Directors

The Oklahoma Statutes provide that we may indemnify our officers and directors for costs and expenses incurred in connection with the defence of actions, suits, or proceedings where the officer or director acted in good faith and in a manner he reasonably believed to be our best interest and is a party by reason of his status as an officer or director, absent a finding of negligence or misconduct in the performance of duty.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company under the foregoing provisions, we have been informed that, in the opinion of the Securities and Exchange Commission, this indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

Conflicts of Interest

None of our officers will devote more than a portion of his time to the affairs of the Company.  There will be occasions when the time requirements of our business conflict with the demands of the officers' other business and investment activities.  These conflicts may require that we attempt to employ additional personnel.  There is no assurance that the services of additional personnel will be available or that they can be obtained upon terms favorable to us.

Each of our officers and directors also are officers, directors, or both of several other Oklahoma-based development-stage corporations.  These companies may be in direct competition with us for available opportunities.

None of our officers and/or directors receives any compensation for their respective services rendered to us, nor have they received compensation until authorized by the Board of Directors, which is not expected to occur until we have generated revenues from operations after completing a merger or acquisition.  As of end of the 2004 fiscal year, we had no funds available to pay officers or directors.  Further, none of the officers or directors is accruing any compensation pursuant to any agreement with us.  No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

It is possible that, after we successfully complete a merger or acquisition with an unaffiliated company, that company may desire to employ or retain one or a number of members of our management for the purposes of providing services to the combined company, or otherwise provide other compensation to those persons.  However, we have adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in our decision to undertake any proposed transaction.  Each member of management has agreed to disclose to our Board of Directors any discussions concerning possible compensation to be paid to them by any company which proposes to undertake a transaction with us and further, to abstain from voting on such transaction.  Therefore, as a practical matter, if each member of our Board of Directors were offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction would not be approved by our Board of Directors as a result of the inability of the Board to affirmatively approve such a transaction.

It is possible that persons associated with management may refer a prospective merger or acquisition candidate to us.  In the event we complete a transaction with any company referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finder's fee.  It is anticipated that this fee will be either in the form of restricted common stock issued by the Company as part of the terms of the proposed transaction, or will be in the form of cash consideration.  However, if such compensation is in the form of cash, such payment will be made by the acquisition or merger candidate, because we have insufficient cash available.  The amount of this finder's fee cannot yet be determined, but is expected to be comparable to consideration normally paid in like transactions.

We have adopted a policy that our affiliates and management will not be issued further common shares of the Company, except in the event discussed in the preceding paragraphs.

Item 13.

Exhibits

Financial Statements

The following documents are listed and included in Part II, Item 7 of this annual report:

Report of Independent Registered Public Accounting Firm

Statements of Operations and Deficit

Balance Sheets

Statements of Stockholders' Equity

Statements of Cash Flows

Notes to the Financial Statements

Index of Exhibits

31.1 – Rule 13a-14a/15d-14(a) Certification by Chief Executive Officer

31.2 – Rule 13a-14a/15d-14(a) Certification by President and Acting Chief Financial Officer

32.1 – Section 1350 Certification by Chief Executive Officer

32.2 – Section 1350 Certification by President and Acting Chief Financial Officer

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

Item 14.

Principal Accountant Fees and Services

Audit Fees

The fees to MacKay, LLP, Chartered Accountants for the audit of the annual statements and review of the quarterly reports for fiscal year ended December 31, 2004 are estimated at $5,250.  The fees for the audit of the annual statements and review of the quarterly reports for fiscal year ended December 31, 2003 are estimated at $5,000.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Audit Committee's Pre-Approval Policies

There was no audit committee to our Board of Directors and therefore there were no policies.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVONDALE CAPITAL I CORP.

Date May 31, 2005

/s/ John G. Punzo

John G. Punzo, CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date May 31, 2005

/s/ John G. Punzo

John G. Punzo, CEO

/s/ Gordon C. McDougall

Gordon C. McDougall, President

/s/ Severino Amorelli

Severino Amorelli, Director

Exhibit 31.1.   Certification by Chief Executive Officer

I, John G. Punzo, Chief Executive Officer of Avondale Capital I Corp. (the "Company"), certify that:

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

4.

The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the Company and have:

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

c.

Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation; and

d.

Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

5.

The Company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

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

May 31, 2005

/s/ John G. Punzo

John G. Punzo, CEO

Exhibit 31.2.   Certification by Acting Chief Financial Officer

I, Gordon C. McDougall, President and acting Chief Financial Officer of Avondale Capital I Corp. (the "Company"), certify that:

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

4.

The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))  and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the Company and have:

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

c.

Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation; and

d.

Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

5.

The Company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

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

May 31, 2005

/s/ Gordon C. McDougall

Gordon C. McDougall, President

   and acting Chief Financial Officer

Exhibit 32.1.   Section 1350 Certification by Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Avondale Capital I Corp. (the "Company") on Form 10-KSB for the period ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John G. Punzo, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John G. Punzo

John G. Punzo, CEO

May 31, 2005

Exhibit 32.2.   Section 1350 Certification by President and Acting Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Avondale Capital I Corp. (the "Company") on Form 10-KSB for the period ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gordon C. McDougall, President and acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Gordon C. McDougall

Gordon C. McDougall, President

   and acting Chief Financial Officer

May 31, 2005