Form 10QSB
period 2005-03-31
WENTWORTH ENERGY, INC.
filed 2005-06-28
CIK 1138932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

:

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

9

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File Number: 0-32593

 Wentworth Energy, Inc.

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

  Yes [X]  No [  ]

State the number of shares outstanding of each of the issuer=s classes of common equity, as of the latest practicable date: As of June 21, 2005, 12,329,857 shares of $0.001 par value common stock

Transitional Small Business Disclosure Format (Check one):

Yes 9

No :

PART I B FINANCIAL INFORMATION

Item 1.   Financial Statements

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(a Development Stage Enterprise)

Statement of Operations and Deficit

(Expressed in US Dollars) (Unaudited)

	Cumulative Inception to March 31, 2005	3 months ended
		2005	2004
Revenue	$ 100,740	$ -	$ -

Administrative expenses
Amortization	1,889	-	-
Consulting	1,805	1,805	-
Office and miscellaneous	57,341	624	56
Professional fees	67,274	4,638	1,250
Transfer agent	300	-	-

	128,609	7,067	1,306

Loss from continuing operations	(27,869)	(7,067)	(1,306)

Loss from discontinued operations	(6,569)	-	-

Loss for the period	(34,438)	(7,067)	(1,306)

Deficit, beginning of period	-	(27,371)	(20,065)

Deficit accumulated during the development stage	$ (34,438)	$ (34,438)	$ (21,371)

Basic loss per share before discontinued operations	$ (0.006)	$ (0.001)	$ (0.000)

Basic loss per share	$ (0.008)	$ (0.001)	$ (0.000)

Weighted average shares outstanding	4,589,646	6,200,000	4,770,000

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(a Development Stage Enterprise)

Balance Sheet

(Expressed in US Dollars) (Unaudited)

	March 31, 2005	December 31, 2004
Assets

Current
Cash	$ 60,891	$ -
Accounts receivable	2,000	-
Prepaid expenses	12,500	-

	$ 75,391	$ -

Liabilities

Current
Accounts payable and accrued liabilities	$ 43,208	$ 12,250
Loan from related company	18,500	-

	61,708	12,250

Stockholders' Equity (Deficit)

Common stock, $0.001 par value
48,000,000 shares authorized
9,870,000 shares outstanding	9,870	4,770

Preferred stock, $0.001 par value
2,000,000 shares authorized
Nil shares issued and outstanding	-	-

Additional paid in capital	38,251	10,351

Deficit accumulated during the development stage	(34,438)	(27,371)

	13,683	(12,250)

	$ 75,391	$ -

Subsequent events (note 3)

Approved by the Directors:

/s/John G. Punzo

 Director

/s/Gordon C. McDougall

 Director

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(a Development Stage Enterprise)

Statement of Stockholders' Equity (Deficit)

(Expressed in US Dollars) (Unaudited)

For the period from Inception to March 31, 2005

	Number of shares	Par value	Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total

October 31, 2000 issuance of common stock for cash	3,000,000	$ 3,000	$ -	$ -	$ 3,000

December 31, 2000 issuance of common stock for cash	590,000	590	590	-	1,180

Net loss for the period	-	-	-	(298)	(298)

Balance, December 31, 2000	3,590,000	3,590	590	(298)	3,882

January 31, 2001 issuance of common stock for cash	510,000	510	510	-	1,020

December 31, 2001 issuance of stock to Prchase FHW, Inc.	10,000	10	9,251	-	9,261

December 31, 2001 issuance of common stock for cash	520,000	520	-	-	520

Net income for the period	-	-	-	3,034	3,034

Balance, December 31, 2001	4,630,000	4,630	10,351	2,736	17,717

Net loss for the period	-	-	-	(10,135)	(10,135)

Balance, December 31, 2002	4,630,000	4,630	10,351	(7,399)	7,582

January 1, 2003 issuance of common stock for cash	140,000	140	-	-	140

Net loss for the period	-	-	-	(12,666)	(12,666)

Balance, December 31, 2003	4,770,000	4,770	10,351	(20,065)	(4,944)

Net loss for the period	-	-	-	(7,306)	(7,306)

Balance, December 31, 2004	4,770,000	4,770	10,351	(27,371)	(12,250)

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(a Development Stage Enterprise)

Statement of Stockholders' Equity (Deficit) (continued)

(Expressed in US Dollars) (Unaudited)

For the period from Inception to March 31, 2005

Number of shares	Par value	Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total

Balance, December 31, 2004	4,770,000	4,770	10,351	(27,371)	(12,250)

February 22, 2005 issuance of common stock for cash	2,000,000	2,000	-	-	2,000

March 15, 2005 issuance of common stock for cash	3,000,000	3,000	27,000	-	30,000

March 15, 2005 issuance of common stock for services	100,000	100	900	-	1,000

Net loss for the period	-	-	-	(7,067)	(7,067)

Balance March 31, 2005	9,870,000	$ 9,870	$ 38,251	$ (34,438)	$ 13,683

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(a Development Stage Enterprise)

Statement of Cash Flows

(Expressed in US Dollars) (Unaudited)

	Cumulative, Inception to March 31, 2005	3 months ended March 31,
		2005	2004
Cash provided by (used for)

Operating activities
Loss for the period	$ (34,438)	$ (7,067)	$ (1,306)
Adjustments for:
Non-cash loss from discontinued operations	7,372	-	-
Amortization	1,889	-	-
Non-cash consulting	1,000	1,000	-

	(24,177)	(6,067)	(1,306)
Change in non-cash working capital items:
Accounts payable and accrued liabilities	30,708	18,458	1,250

	(6,531)	12,391	(56)

Financing activities
Issuance of shares	35,860	30,000	-
Loan from related company	18,500	18,500	-

	54,360	48,500	-

Increase (decrease) in cash	60,891	60,891	(56)

Cash, beginning of period	-	-	56

Cash, end of period	$ 60,891	$ 60,891	$ -

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(a Development Stage Enterprise)

Notes to the Financial Statements

(Expressed in US Dollars) (Unaudited)

March 31, 2005

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

For US reporting requirements, the accompanying interim financial statements have been adjusted as of March 31, 2005 as required by Item 310(b) of Regulation S-B to include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

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

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(a Development Stage Enterprise)

Notes to the Financial Statements

(Expressed in US Dollars) (Unaudited)

March 31, 2005

2.

Significant Accounting Policies (continued)

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

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(a Development Stage Enterprise)

Notes to the Financial Statements

(Expressed in US Dollars) (Unaudited)

March 31, 2005

2.

Significant Accounting Policies (continued)

g)

Recent accounting pronouncements (continued)

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

3.

Loan From Related Company

As at March 31, 2005, $18,500 (December 31, 2004  nil) included in "Loan From Related Company" was owed to Wentworth Oil & Gas, Inc., a company in which a majority interest was acquired subsequent to the period end.  Amounts due to the related company are without interest or stated terms of repayment.

4.

Acquisition of Wentworth Oil & Gas

During the period, the Company entered into a letter of intent to acquire all of the issued and outstanding common stock of Wentworth Oil & Gas, Inc., a Nevada corporation.  Under the terms of the letter of intent, the Company will issue one share of common stock for each 2.5 shares of Wentworth Oil & Gas, Inc. common stock.  This will result in the issuance of 1,632,000 shares of common stock of the Company.  Upon completion of the acquisition, Wentworth Oil & Gas, Inc. will become a wholly-owned subsidiary of the Company.  On May 5, 2005, the Company completed the purchase of 86.8% of the issued and outstanding shares of Wentworth Oil & Gas, Inc. by issuing 1,416,000 shares of common stock of the Company, and intends to acquire most or all of the remaining Wentworth Oil & Gas, Inc. shares by the issuance of up to 216,000 more shares of the Company.

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(a Development Stage Enterprise)

Notes to the Financial Statements

(Expressed in US Dollars) (Unaudited)

March 31, 2005

5.

Stock-Based Compensation

The company grants options to directors, officers, and consultants to acquire common stock.  As disclosed in note 2(e) the company has prospectively adopted the recommendations of SFAS 123(R) with respect to stock-based compensation.

The company issued 6,000,000 options during the current quarter.  Using the below assumptions the fair value of each option granted is nil, and no compensation expense was recorded in the operations.

Dividend rate

0.00

%

Expected life

1.75-2.75

years

Risk-free interest rate

3.25

%

Expected volatility

0

%

Strike price

$0.25-$0.50

Spot price

$0.25

Option pricing models require the input of highly subjective assumptions including the expected price volatility.  Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore the existing models do not necessarily provide a reliable single measure of the fair value of the company's stock options.

	Number of options	Exercise price	Expiry date

Outstanding at December 31, 2004	-	-

Options granted	1,600,000	$0.50	February 28, 2009
Options granted	3,900,000	$0.25	February 28, 2008
Options granted	200,000	$0.50	February 28, 2008
Options granted	300,000	$0.25	February 28, 2007
Options exercised	-	-	-

Outstanding at March 31, 2005	6,000,000	$0.25-$0.50

6.

Commitments

a)

During the period, the Company entered into an option agreement with the limited liability members of KLE Mineral Holdings, LLC, a Kentucky Limited Liability Company ("KLE").  Pursuant to that agreement, the Company acquired an option to purchase all of the issued and outstanding membership interests of KLE in exchange for $50,000 payable at execution of the option agreement and $10,000 per month until the acquisition of the interests is completed.  The Company also entered into an acquisition agreement with the sellers.  Pursuant to the terms of the acquisition agreement, the Company agreed to purchase all of the ownership interests of KLE in exchange for payment of $12,250,000 payable as follows:  7,500,000 shares of the Company's common stock shall be issued to the sellers at a deemed value of $1.50 per share and payment of $1,000,000 in cash.  The closing of the acquisition shall take place between June 1, 2005 and August 31, 2005.  Any payments made to the sellers pursuant to the option agreement shall be deducted from the $1,000,000 cash payment.

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(a Development Stage Enterprise)

Notes to the Financial Statements

(Expressed in US Dollars) (Unaudited)

March 31, 2005

6.

Commitments (continued)

b)

During the period, the Company entered into the following consulting agreements:

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

ii)

Effective March 22, 2005, pursuant to which a contractor will be paid $2,500 per month, in cash until July 2005 at which time the fee will increase to $4,500 and will be payable 50% in cash and 50% in common shares. The contractor will be issued 20,000 additional common shares as an inducement to commence work with the Company.  Additional remuneration includes a minimum of 100,000 options to be granted annually.   The agreement is for a term of three years. If the agreement is terminated at the option of the Company without notice, damages are payable equal to 6 times the monthly fee.

Each of the above agreements automatically terminates if the Company discontinues or interrupts operations for a period of six months, with no further liability to either party.

7.

Subsequent Events

a)

Subsequent to March 31, 2005, the Company entered into the following management agreements:

i)

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

ii)

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

b)

In April 2005, the Company granted stock options to management to acquire up to 200,000 shares of its common stock, exercisable at $0.25 per share from June 1, 2005 to February 28, 2007, and up to 200,000 shares of its common stock at $0.50 from June1, 2006 to February 28, 2008.

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(a Development Stage Enterprise)

Notes to the Financial Statements

(Expressed in US Dollars) (Unaudited)

March 31, 2005

7.

Subsequent Events (continued)

c)

In April 2005, the Company issued 50,000 shares of its common stock as compensation to a consultant at a deemed price of $0.25 per share.

d)

In May 2005, the Company settled a $12,500 debt by the issuance of 50,000 shares of its common stock at a deemed price of $0.25 per share.

e)

In May 2005, the Company issued a Convertible Note for proceeds of $183,500.  Pursuant to the Convertible Note Agreement, the Company will pay the lender interest monthly at a rate of 12% per annum and a bonus of 30,000 shares of the common stock of the Company at a deemed price of $1.50 per share.  The Convertible Note is unsecured and is due in May 2006.  The lender has the option to convert the note into common stock of the Company at any time at a price of $1.50 per share.  A finder's fee of $12,500 cash and 17,857 shares in the common stock of the Company at a deemed price of $0.70 per share was paid in respect of the Convertible Note.

f)

In June 2005, the Company issued 896,000 shares in its common stock at a price of $0.25 per share for cash proceeds totaling $224,000 paid originally to Wentworth Oil & Gas, Inc.

g)

In June 2005, the Company granted stock options to consultants to acquire up to 50,000 shares of its common stock, exercisable at $0.25 per share until February 28, 2007, and up to 175,000 shares of its common stock at $0.50 from June 1, 2006 to February 28, 2008.

Item 2.   Management=s Discussion and Analysis or Plan of Operations

Any statements contained herein that are not statements of historical fact may be deemed forward-looking statements.  Without limiting the foregoing, the words Abelieves,@ Aanticipates,@ Aplans,@ Aexpects@ and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  Wentworth Energy, Inc. (the ACompany@ and sometimes Awe,@ Aus,@ Aour@ and derivatives of such words) undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  These forward-looking statements should be read in conjunction with our disclosures included in our Form 10-KSB for the fiscal year ended December 31, 2004.

Plan of Operations

During the first quarter of 2005, we entered into a letter of intent to acquire Wentworth Oil & Gas, Inc., a Nevada corporation, and entered into an agreement to purchase KLE Mineral Holdings, LLC, a Kentucky limited liability company.  Refer to notes 4 and 6 to the financial statements at Item 1.

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

Subsequent to the end of the quarter, we issued 1,416,000 shares of our common stock to purchase 86.8% of Wentworth Oil & Gas, Inc. and we intend to purchase most of the remaining shares by June 30 by the issuance of up to an additional 216,000 of our shares.

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

Under the agreement to purchase KLE Mineral Holdings, LLC, we will pay the vendors $12,250,000 by the payment of $1,000,000 cash and the issuance of 7,500,000 shares of our common stock at a deemed price of $1.50 per share.  We expect this purchase to complete by August 31, 2005.

During the first quarter of 2005, we issued 2,550,000 pre-split shares of our common stock by private placements to raise $33,000, and we issued a further 4,935,000 shares in the form of a 2:1 forward stock split.  Subsequent to the end of the quarter we issued additional common stock and convertible notes to raise approximately $400,000 of additional capital.  Further equity funds will need to be raised in the ensuing 12 months to finance operations and development of the coal and oil and gas projects.

Management=s Discussion and Analysis of Financial Condition and Results of Operations

During the first quarter of 2005, we incurred a net loss of $7,067, as compared to net loss of $1,306 during the first quarter of 2004.  Making up most of the net loss for the first quarter of 2005 were consulting fees of $1,805 relating to the commencement of operations and $4,638 of legal and accounting fees relating to bringing our regulatory filings up to date.  We had no revenue during the first quarter of 2005.  This compares with $1,306 of expenses, being primarily accounting fees, in the same period in 2004.

As of March 31, 2005, we had cash on hand of $60,891 and working capital of $13,683.  This represents an improvement in working capital of $25,933 since our December 31, 2004 year end.  Shareholders' equity improved by a similar amount since our December 31, 2004 year end as a result of two private placements of common stock totalling $33,000 (see "Plan of Operations"), offset by our loss for the quarter of $7,067.

Funds were provided during the quarter by two private placements described above and a short term loan of a further $18,500 from Wentworth Oil & Gas, Inc.  During the quarter, we generated $12,391 of cash from our operating activities, largely by an increase in accounts payable and accrued liabilities.  This compares with $56 used by operations for the same period in 2004 when we were inactive.

Off-Balance Sheet Arrangements

As of March 31, 2005 and during the quarter then ended, we had no off-balance sheet arrangements reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.   Controls and Procedures

Our Chief Executive Officer and acting Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this quarterly report on Form 10-QSB, that our disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

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

There have been no significant changes in our internal controls or in other factors since the date of the Chief Executive Officer's and acting Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II B OTHER INFORMATION

Item 1.   Legal Proceedings

During the first quarter of 2005, we were not a party to any litigation, nor were we aware of any proceedings contemplated by a governmental authority.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2005, we sold the following equity securities that were not registered under the Securities Act:

Date	Description	Number	Purchaser	Proceeds	Consideration	Exemption
Feb 22, 05	Common stock	1,000,000*	Firemark Capital, LLC	$2,000	Cash	Sec. 4(2)
Mar 15, 05	Common stock	312,500*	Paradigm Process Inc.	$6,250	Cash	Reg. S
Mar 15, 05	Common stock	312,500*	USGL Holdings Inc.	$6,250	Cash	Rule 506
Mar 15, 05	Common stock	50,000*	Peter Henricsson	$1,000	Services	Reg. S
Mar 15, 05	Common stock	250,000*	Fay Russell	$5,000	Cash	Rule 506
Mar 15, 05	Common stock	375,000*	Biarritz Productions Inc.	$7,500	Cash	Reg. S
Mar 15, 05	Common stock	250,000*	LNG Consulting	$5,000	Cash	Rule 506
Mar 24, 05	Common stock	4,935,000	Various	Nil	2:1 stock split

Total	7,485,000	$33,000

*  Prior to adjustment for the 2:1 forward stock split March 24, 2005.

Item 3.   Defaults Upon Senior Securities

There were no material defaults with respect to any of our indebtedness during the first quarter of 2005.

Item 4.   Submission of Matters to a Vote of Security Holders

On February 24, 2005 a majority of our shareholders approved an amendment to our Certificate of Incorporation in which our name was changed from Avondale Capital I Corp. to Wentworth Energy, Inc. and we increased the authorized shares of stock which we have authority to issue to 50,000,000 shares, of which 48,000,000 shares are common stock with a par value of $0.001 each, and of which 2,000,000 shares are preferred stock with a par value of $0.001 each.

Subsequent to the end of the period, a majority of our shareholders approved an amendment to our bylaws which:

1.

changed our principal offices to 115 West 7th Street, Suite 1400, Fort Worth, Texas, 76102 and granted our Board of Directors authority to further change the location from time to time;

2.

permitted any action which, under the laws of the State of Oklahoma or under our certificate of incorporation or our bylaws may be taken at a meeting of our shareholders, may be taken without a meeting if approved in writing by a majority of our shareholders;

3.

increased the authorized number of directors to not more than nine;

4.

divided our elected directors into three classes, the first class to serve as directors for a term of three years, the second class to serve for a term of two years, and the third class to serve for a term of one year.  Thereafter, all terms shall be for three years;

5.

permitted the filling of vacancies and authorized but unfilled positions on our Board of Directors by a majority of the directors then in office; and

6.

permitted any action to be taken by our Board of Directors without a meeting if a majority of our directors consent in writing to such action.

Item 5.   Other Information

There was no material information during the first quarter of 2005 not previously reported.

Subsequent to the end of the period, we engaged MacKay LLP, Chartered Accountants as our new independent accountants and confirmed with our former independent accountants, Hunter, Atkins & Russell, PLC ("Hunter"), that that firm would no longer be representing us.  Hunter last reported on our financial statements as of September 30, 2003 for the fiscal year ended December 31, 2002.  The change of independent accountants was ratified by our Board of Directors on April 15, 2005.

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

31.1 B Rule 13a-14a/15d-14(a) Certification by Chief Executive Officer

31.2 B Rule 13a-14a/15d-14(a) Certification by President and Acting Chief Financial Officer

32.1 B Section 1350 Certification by Chief Executive Officer

32.2 B Section 1350 Certification by President and Acting Chief Financial Officer

Reports on Form 8-K

During the first fiscal quarter, the Company filed the following three Form 8-K's:

March 2, 2005

Item 3.02. Unregistered Sale of Equity Securities

Wentworth Energy, Inc. (the "Company") on February 17, 2005, effective February 22, 2005, sold in a private negotiated transaction with Firemark Capital, LLC, a Nevada limited liability company, 2,000,000 post-split shares of common stock.  The total sales price was $2,000 cash paid to the Company plus the Company receiving certain consulting services. The transaction was a private placement done under a Section 4(2) exemption from registration under the 1933 Act.

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

Gordon McDougall, age 49, President and Director. Since 1994 to the present, Mr. McDougall has been President of Campbell Capital Advisory Inc., a private management consulting and investment company. From June 1999 to June 2000, Mr. McDougall was President of Luna Medical Technologies, Inc., a medical device marketing company, listed on the NASD Over the Counter Bulletin Board.

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

March 22, 2005

Item 3.02.  Unregistered Sale of Equity Securities

On March 22, 2005, the Company completed a private placement of its common stock (the "Placement").  The Placement, which was conducted under the auspices of Section 506 of Regulation D and Regulation S, raised an aggregate of $31,000.  The Company sold 3,100,000 post-split shares of its common stock, par value $0.001, at a price of $0.01 per share.  All funds received will be used as working capital and no commissions were payable as no brokers or underwriters were used in the Placement.

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

Subsequent to the end of the first quarter, the Company filed the following three 8-K's:

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

June 1, 2005

Item 2.01.   Completion of Acquisition or Disposition of Assets.

On June 1, 2005, Wentworth Energy, Inc. (the "Company") acquired 86.76% of the total issued and outstanding equity interests of Wentworth Oil & Gas, Inc. ("Oil & Gas"), a Nevada corporation.  The shares were acquired pursuant to a Share Exchange Agreement (the "Agreement") between the Company and Oil & Gas. The Agreement provided for the shareholders of Oil & Gas who chose to participate in the share exchange to receive one (1) share of the Company's common stock for every 2.5 shares of Oil & Gas common stock tendered.  Therefore, upon exchange, the Company acquired 3,540,000 shares of Oil & Gas common stock out of a total of 4,080,000 shares issued and outstanding.  For those 3,540,000 shares, the exchanging shareholders received 1,416,000 shares of the Company's common stock.

The transaction was approved by the directors of each entity with Gordon McDougall, a director common to both entities, abstaining from the vote.  Additionally, Gordon McDougall, a director of both entities and holder of 550,000 shares of Oil & Gas (held by Campbell Capital Holdings, Inc.) and 625,000 shares of the Company prior to the exchange transaction, has exchanged his shares in Oil & Gas for shares of the Company.  Alan Sedgwick, a director of Oil & Gas and holder of 550,000 shares of Oil & Gas and no shares of the Company prior to the exchange transaction, has also tendered his shares for exchange.

The Company will continue to honor the terms of the Agreement and allow the remaining 540,000 shares of Oil & Gas to be exchanged for shares of the Company's common stock.

A copy of the Agreement will be attached as an exhibit to the Company quarterly report as filed on Form 10-QSB for the quarter ending June 30, 2005.

Item 9.01.  Financial Statements and Exhibits

The Audited and Pro Forma Financial Statements and information will be provided no later than 75 days from the date of the Agreement.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WENTWORTH ENERGY, INC.

Date

June 24, 2005

/s/John G. Punzo

John G. Punzo, CEO

Date

June 24, 2005

/s/Gordon C. McDougall

Gordon C. McDougall, President

Exhibit 15.1.   Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying balance sheet of Wentworth Energy, Inc. (formerly Avondale Capital I Corp.) (a development stage company) as of March 31, 2005 and the related statement of operations for the three months ended March 31, 2005 and the statement of cash flows for the three months ended March 31, 2005. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Wentworth Energy, Inc. (formerly Avondale Capital I Corp.) (a development stage company) as of December 31, 2004 and the related statements of operations, cash flows, and stockholders' equity for the year then ended (not presented herein); and in our report dated April 25, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Note 1 of the Company's audited financial statements as of December 31, 2004, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at December 31, 2004. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matters in Note 1 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 1 of the Company's unaudited interim financial statements as of March 31, 2005, and for the three months then ended, the Company has continued to suffer recurring losses from operations and still has no established source of revenue at March 31, 2005. The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully Submitted,

/s/ MacKay LLP, Chartered Accountants

Vancouver, British Columbia, Canada

June 22, 2005

Exhibit 31.1.   Certification by Chief Executive Officer

I, John G. Punzo, Chief Executive Officer of Wentworth Energy, Inc. (the ACompany@), certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Wentworth Energy, Inc.;

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

June 24, 2005

/s/John G. Punzo

John G. Punzo, CEO

Exhibit 31.2.   Certification by Acting Chief Financial Officer

I, Gordon C. McDougall, President and acting Chief Financial Officer of Wentworth Energy, Inc. (the ACompany@), certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Wentworth Energy, Inc.;

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

June 24, 2005

/s/Gordon C. McDougall

Gordon C. McDougall, President

   and acting Chief Financial Officer

Exhibit 32.1.   Section 1350 Certification by Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wentworth Energy, Inc. (the ACompany@) on Form 10-QSB for the quarter ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the AReport@), I, John G. Punzo, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/John G. Punzo

John G. Punzo, CEO

June 24, 2005

Exhibit 32.2.   Section 1350 Certification by President and Acting Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wentworth Energy, Inc. (the ACompany@) on Form 10-QSB for the quarter ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the AReport@), I, Gordon C. McDougall, President and acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Gordon C. McDougall

Gordon C. McDougall, President

   and acting Chief Financial Officer

June 24, 2005