Form 10QSB
period 2005-06-30
WENTWORTH ENERGY, INC.
filed 2005-08-22
CIK 1138932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

:

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

 Yes [X]  No [  ]

State the number of shares outstanding of each of the issuer=s classes of common equity, as of the latest practicable date: As of August 18, 2005, 13,080,690 shares of $0.001 par value common stock

Transitional Small Business Disclosure Format (Check one):

Yes 9

No :

PART I B FINANCIAL INFORMATION

Item 1.   Financial Statements

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(a Development Stage Enterprise)

Consolidated Statement of Operations and Deficit

(Expressed in US Dollars) (Unaudited)

	Cumulative, Inception to June 30, 2005	3 months ended		6 months ended
		June 30,		June 30,
		2005	2005	2005	2004
Revenue	$ 100,740	$ -	$ -	$ -	$ -

Administrative expenses
Amortization	2,043	154	-	154	-
Consulting	34,197	32,392	-	34,197	-
Finance costs	11,667	11,667	-	11,667	-
Interest and bank charges	3,623	3,604	-	3,623	-
Management fees	94,922	94,922	-	94,922	-
Office and miscellaneous	60,694	3,888	-	3,977	56
Professional fees	73,850	6,575	1,250	11,214	2,500
Promotion	9,469	9,469	-	9,469	-
Regulatory authorities	674	159	-	674	-
Rent	2,112	2,112	-	2,112	-
Transfer agent	3,149	2,849	-	2,849	-
Travel	12,399	12,399	-	12,399	-

	308,799	180,190	1,250	187,257	2,556

Loss before other expenses	(208,059)	(180,190)	(1,250)	(187,257)	(2,556)

Other expenses
Write down of option payments	100,000	100,000	-	100,000	-
Property evaluation costs	26,079	26,079	-	26,079	-

	126,079	126,079	-	126,079	-

Loss from continuing operations	(334,138)	(306,269)	(1,250)	(313,336)	(2,556)

Loss from discontinued operations	(6,569)	-	-	-	-

Loss for the period	(340,707)	(306,269)	(1,250)	(313,336)	(2,556)

Deficit, beginning of period	-	(34,438)	(21,371)	(27,371)	(20,065)

Deficit accumulated during the development stage	$(340,707)	$(340,707)	$ (22,621)	$(340,707)	$ (22,621)

Basic loss per share before discontinued operations	$ (0.068)	$ (0.028)	$ 0.000	$ (0.036)	$ (0.001)

Loss per share	$ (0.069)	$ (0.028)	$ 0.000	$ (0.036)	$ (0.001)

Weighted average shares outstanding	4,930,227	10,963,367	4,770,000	8,594,842	4,770,000

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(a Development Stage Enterprise)

Consolidated Balance Sheet

(Expressed in US Dollars) (Unaudited)

	June 30,	December 31,
	2005	2004
Assets

Current
Cash	$ 20,475	$ -
Accounts receivable	3,970	-
Prepaid expenses	30,592	-
	55,037	-

Oil and gas property
Proved undeveloped (note 4)	356,778	-

Equipment (note 5)	2,320	-

Deferred finance costs	58,333	-

	$ 472,468	$ -

Liabilities

Current
Accounts payable and accrued liabilities	$ 137,705	$ 12,250
Subscriptions received	91,500	-
Promissory notes payable (note 6)	299,500	-
Due to related parties (note 7)	135,090	-
	663,795	12,250

Stockholders' Equity (Deficit)

Common stock, $0.001 par value
48,000,000 shares authorized
12,329,857 shares outstanding	12,330	4,770

Preferred stock, $0.001 par value
2,000,000 shares authorized
Nil shares issued and outstanding	-	-

Additional paid in capital	137,050	10,351

Deficit accumulated during the development stage	(340,707)	(27,371)
	(191,327)	(12,250)

	$ 472,468	$ -

Commitments and contingencies (note 9)

Subsequent events (note 10)

Approved by the Directors:

/s/John G. Punzo                                                                                     /s/Gordon C. McDougall

_____________________________ Director

_____________________________ Director

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(a Development Stage Enterprise)

Consolidated Statement of Stockholders' Equity (Deficit)

(Expressed in US Dollars) (Unaudited)

For the period from Inception to June 30, 2005

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

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(a Development Stage Enterprise)

Consolidated Statement of Stockholders' Equity (Deficit) (continued)

(Expressed in US Dollars) (Unaudited)

For the period from Inception to June 30, 2005

Number of shares	Par value	Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total

Balance, December 31, 2004	4,770,000	4,770	10,351	(27,371)	(12,250)

February 22, 2005 issuance of common stock for cash	2,000,000	2,000	-	-	2,000

March 15, 2005 issuance of common stock for cash	3,000,000	3,000	27,000	-	30,000

March 15, 2005 issuance of common stock for services	100,000	100	900	-	1,000

April 15, 2005 issuance of common stock for services	50,000	50	12,450	-	12,500

May 12, 2005 issuance of stock to purchase Wentworth Oil & Gas, Inc.	1,416,000	1,416	-	-	1,416

Reduction in additional paid-in capital upon consolidation	-	-	(206,657)	-	(206,657)

June 6, 2005 issuance of common stock for cash	896,000	896	223,104	-	224,000

June 6, 2005 issuance of common stock for debt settlement	50,000	50	12,450	-	12,500

June 6, 2005 issuance of common stock for bonus on convertible note	30,000	30	44,970	-	45,000

June 6, 2005 issuance of common stock for finder's fee	17,857	18	12,482	-	12,500

Net loss for the period	-	-	-	(313,336)	(313,336)

Balance June 30, 2005	12,329,857	$ 12,330	$ 137,050	$ (340,707)	$ (191,327)

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(a Development Stage Enterprise)

Consolidated Statement of Cash Flows

(Expressed in US Dollars) (Unaudited)

	Cumulative, Inception to June 30, 2005	3 months ended		6 months ended
		June 30,		June 30,
		2005	2005	2005	2004

Cash provided by (used for)

Operating activities
Income (loss) for the period	$(340,707)	$(306,269)	$ (1,250)	$(313,336)	$ (2,556)
Adjustments for:
Amortization	2,043	154	-	154	-
Write-down of option payments	100,000	100,000	-	100,000	-
Non-cash consulting	13,500	12,500	-	13,500	-
Non-cash loss from discontinued operations	7,372	-	-	-	-

	(217,792)	(193,615)	(1,250)	(199,682)	(2,556)
Change in non-cash working capital items:
Accounts receivable	(1,970)	(1,970)	-	(3,970)	-
Prepaid expenses	(5,592)	(5,592)	-	(18,092)	-
Accounts payable and accrued liabilities	35,964	5,256	1,250	36,214	2,500
Subscriptions received	91,500	91,500	-	91,500	-
Due to related parties	135,090	116,590	-	135,090	-

	(54,300)	(79,331)	-	(50,440)	(56)

Investment activities
Oil and gas property purchase	(356,778)	(356,778)	-	(356,778)	-
KLE Mineral Holdings, LLC option payments	(100,000)	(100,000)	-	(100,000)	-
Equipment purchases	(2,474)	(2,474)	-	(2,474)	-

	(459,252)	(459,252)	-	(459,252)	-

Financing activities
Deferred finance costs	(833)	(833)	-	(833)	-
Proceeds from promissory notes	183,500	183,500	-	183,500	-
Subscriptions received	91,500	91,500	-	91,500	-
Issuance of shares	259,860	224,000	-	256,000	-

	534,027	498,167	-	530,167	-

Increase (decrease) in cash	20,475	(40,416)	-	20,475	(56)

Cash, beginning of period	-	60,891	-	-	56

Cash, end of period	$ 20,475	$ 20,475	$ -	$ 20,475	$ -

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(a Development Stage Enterprise)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars) (Unaudited)

June 30, 2005

1.

Nature of Operations

The company was incorporated in the State of Oklahoma on October 31, 2000.  During the year ended December 31, 2003 the company ceased its consulting operations.  Subsequent to December 31, 2004 the company is involved in the exploration, development and exploitation of oil and gas properties, under the agreements described in note 3.

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

b)

Consolidation

The consolidated financial statements include the accounts of the company and its 86.8%-owned subsidiary, Wentworth Oil & Gas, Inc.  All significant intercompany transactions have been eliminated.

c)

Oil and gas activities

The company follows the full cost method of accounting for its oil and gas activities. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas properties are capitalized within the appropriate cost center.  Any internal costs that are capitalized are limited to those costs that can be directly identified with acquisition, exploration, and development activities undertaken by the company for its own account, and do not include any costs related to production, general corporate overhead, or similar activities.

All capitalized costs within a cost center are depleted on the units-of-production method based on estimated proved reserves attributable to the oil and gas properties owned by the company.

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(a Development Stage Enterprise)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars) (Unaudited)

June 30, 2005

2.

Significant Accounting Policies (continued)

c)

Oil and gas activities (continued)

For each cost center, capitalized costs less accumulated depletion and related deferred income taxes, may not exceed the cost center ceiling. The cost center ceiling is equal to the sum of (a) the present value of estimated future net revenues from proved oil and gas reserves, less estimated future expenditures to be incurred in developing the proved reserves computed using a 10 percent discount factor; (b) the cost of properties not being amortized; (c) the lower of cost or fair market value of unproven properties included in the costs being amortized; and (d) income tax effects related to the differences between the book and tax basis of the properties.  Any excess is charged to expense during the period in which the excess occurs.

Sales of oil and gas properties, whether or not being amortized currently, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center. Abandonments of oil and gas properties are accounted for as adjustments of capitalized costs, and are amortized and subject to the cost center ceiling limitation.

d)

Equipment

Office equipment is recorded at cost and is amortized on the declining balance basis at an annual rate of 30%.

e)

Foreign currency translation

Monetary assets and liabilities are translated at year-end exchange rates; other assets and liabilities have been translated at the rates prevailing at the date of transaction. Revenue and expense items, except for amortization, are translated at the average rate of exchange for the period.  Amortization is converted using rates prevailing at dates of acquisition. Gains and losses from foreign currency translation are included in the statement of operations.

f)

Loss per share

Basic loss per share has been calculated based on the weighted average number of common shares outstanding during the period.  The company uses the treasury stock method of calculating fully diluted per share amounts whereby any proceeds from the exercise of stock options or other dilutive instruments are assumed to be used to purchase common shares at the average market price during the period.

g)

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

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(a Development Stage Enterprise)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars) (Unaudited)

June 30, 2005

2.

Significant Accounting Policies (continued)

h)

Comprehensive income

Under SFAS 130, the company is required to record certain gains and losses as a component of Stockholders' Equity, with the current changes in the component balances comprising the balance sheet figure disclosed in a separate statement or in a financial statement note.  The loss for the period is the same as the comprehensive loss for the period.

i)

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

j)

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

k)

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

l)

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

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(a Development Stage Enterprise)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars) (Unaudited)

June 30, 2005

2.

Significant Accounting Policies (continued)

l)

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

3.

Business Combination

On May 12, 2005, the company acquired 86.8% of the common stock of Wentworth Oil & Gas, Inc., a Nevada corporation, by the issuance of 1,416,000 shares in the common stock of the company at a deemed value of $0.001 per share.  Wentworth Oil & Gas, Inc. owns an interest in the J.B. Henry #1 natural gas prospect (see note 4), and management expects the acquisition to produce significant revenue and cash flow for the company.

The Consolidated Statement of Operations and Deficit includes the results of operations of Wentworth Oil & Gas, Inc. for the period from May 12, 2005 to June 30, 2005.  The unaudited pro forma combined results of operations, as if Wentworth Oil & Gas, Inc. had been acquired at the beginning of 2004, are estimated to be:

	Cumulative, Inception to June 30, 2005	3 months ended		6 months ended
		June 30,		June 30,
		2005	2005	2005	2004

Revenue	$ -	$ -	$ -	$ -	$ -

Loss for the period	$(561,042)	$ (423,052)	$ (1,250)	$(533,671)	$ (2,556)

Loss per share	$ (0.105)	$ (0.036)	$ 0.000	$ (0.055)	$ 0.000

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(a Development Stage Enterprise)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars) (Unaudited)

June 30, 2005

4.

Oil and Gas Reserves and Related Financial Information

a)

Oil and gas property

Through its subsidiary, Wentworth Oil & Gas, Inc., the company owns an 18% working interest (a 13.5% net revenue interest) in the J.B. Henry #1 natural gas re-entry prospect located in central McMullen County, Texas.  Following completion of a planned re-entry of the J.B. Henry #1 well, the company will have an option to participate, as to an 18% undivided interest, in the re-entry of the E.M. Henry #2 natural gas well at an estimated cost to the company of an additional $100,000.

b)

Costs incurred in oil and gas property acquisition, exploration and development activities

Costs incurred in oil and gas property acquisition, exploration and development activities are summarized as follows:

June 30, 2005
Acquisitions:
Proved producing reserves	$ -
Proved undeveloped reserves	356,778
Development costs	-
Explorations costs	-

$ 356,778

c)

Proved oil and gas reserve quantities (unaudited)

At June 30, 2005, the estimated oil and gas reserves for the J.B. Henry #1 prospect presented herein were derived from a report dated August 2, 2004 prepared by Flatrock Engineering & Environmental, Ltd., an independent engineering firm.  The company cautions that there are many inherent uncertainties in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available, and these changes could be material.

Estimated quantities of proved reserves (all of which are classified as proved undeveloped and are located within the United States), as well as the changes in proved reserves during the period ended December 31, 2004, are presented in the following table:

	Crude Oil (BLS)	Natural Gas (MCF)

Proved undeveloped reserves, beginning	-	-
Purchase of 18% working interest in reserves	-	179,266
Production	-	-

Proved undeveloped reserves, end of period	-	179,266

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(a Development Stage Enterprise)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars) (Unaudited)

June 30, 2005

4.

Oil and Gas Reserves and Related Financial Information (continued)

c)

Proved oil and gas reserve quantities (unaudited) (continued)

Proved reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions and current regulatory practices.  Reserves are considered proved when commercial production has been established by actual production or well tests.  The portion of the reservoir considered proved is the area delineated by drilling and reasonable interpretation of available data after considering fluid contacts, if any.

Proved reserves may be developed or undeveloped.  Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.  Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled.  Proved reserves for other undrilled units are claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation.

d)

Standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities (unaudited)

The table below sets forth a standardized measure of the estimated discounted future net cash flows attributable to the company's 18% undivided interest in proved undeveloped oil and gas reserves.  Estimated future cash inflows were computed by applying an estimated $4.55 per MCF price to the estimated future production of proved gas reserves at June 30, 2005 discounted at 10%.  The future production and development costs represent the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions.

June 30, 2005

Future cash inflows	$ 815,633
Future cash outflows;
Development costs	-
Production costs	294,656

Future net cash flows	520,977
Adjustment to discount future annual cash flows at 10%	(248,105)

Standardized measure of discounted future cash flows	$ 272,872

The following table summarizes the principal factors comprising the changes in the standardized measure of estimated discounted net cash flows:

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(a Development Stage Enterprise)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars) (Unaudited)

June 30, 2005

4.

Oil and Gas Reserves and Related Financial Information (continued)

d)

Standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities (unaudited) (continued)

June 30, 2005

Standardized measure, beginning	$ -
Purchase of proved undeveloped reserves	272,872
Sales of oil and gas, net of production costs	-

Standardized measure, end of period	$ 272,872

5.

Equipment

	Cost	Accumulated Amortization	Net Book Value

Office equipment	$ 2,868	$ 548	$ 2,320

6.

Promissory Notes Payable

June 30, 2005
16% Convertible Note	$ 20,000

An unsecured note payable due January 30, 2006 with interest payable monthly at 16% per annum and a bonus of 6,000 shares of the common stock of the company.  The holder of the note is entitled, at its option, to convert any or all of the principal and accrued interest into shares of the common stock of the company at a price of $1.50 per such share at any time prior to maturity.

12% Convertible Note	183,500

An unsecured note payable due May 4, 2006 with interest payable monthly at 12% per annum and a bonus of 30,000 shares of the common stock of the company.  The holder of the note is entitled, at its option, to convert any or all of the principal and accrued interest into shares of the common stock of the company at a price of $1.50 per such share at any time prior to maturity.

Non-Interest Bearing Promissory Note	60,000

A non-interest bearing, unsecured note of the company's subsidiary, Wentworth Oil & Gas, Inc., due on demand, including bonuses in lieu of interest totaling $10,000.  Repaid subsequent to the end of the period.

Non-Interest Bearing Promissory Note	36,000

A non-interest bearing, unsecured note of the company's subsidiary, Wentworth Oil & Gas, Inc., due on demand, including bonuses in lieu of interest totaling $6,000.  Repaid subsequent to the end of the period.

Total	$ 299,500

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(a Development Stage Enterprise)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars) (Unaudited)

June 30, 2005

7.

Related Party Transactions

a)

During the period, the company entered into transactions with related parties as follows:

Management fees paid to corporations controlled by directors

$93,434

Rent paid to a corporation controlled by a director

$     900

Rent paid to a director

$  1,212

b)

As at June 30, 2005, $135,090 was owed to a director and corporations owned by directors of the company in respect of unpaid fees and expenses.  The amount due to related parties is unsecured, without interest or stated terms of repayment, accordingly fair value can not be reliably determined.

8.

Stock-Based Compensation

The company grants options to directors, officers, and consultants to acquire common stock.  As disclosed in note 2(i) the company has prospectively adopted the recommendations of SFAS 123(R) with respect to stock-based compensation.

The company issued 6,625,000 options during the year to date.  Using the below assumptions the fair value of each option granted is nil, and no compensation expense was recorded in the operations.

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

	Number of options	Exercise price	Expiry date

Outstanding at December 31, 2004	-	-

Options granted	1,800,000	$0.50	February 28, 2009
Options granted	4,100,000	$0.25	February 28, 2008
Options granted	375,000	$0.50	February 28, 2008
Options granted	350,000	$0.25	February 28, 2007
Options exercised	-	-	-

Outstanding at June 30, 2005	6,625,000	$0.25-$0.50

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(a Development Stage Enterprise)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars) (Unaudited)

June 30, 2005

9.

Commitments

a)

On March 28, 2005, the company entered into an option agreement with the members of KLE Mineral Holdings, LLC, a Kentucky Limited Liability Company ("KLE").  Pursuant to that agreement, the company acquired an option to purchase all of the issued and outstanding membership interests of KLE in exchange for $50,000 payable at execution of the option agreement and $10,000 per month until the acquisition of the interests is completed.  The company also entered into an acquisition agreement with the vendors, pursuant to which the company agreed to purchase all of the ownership interests of KLE in exchange for payment of $12,250,000 payable as follows:  7,500,000 shares of the company's common stock shall be issued to the vendors at a deemed price of $1.50 per share, and $1,000,000 in cash.  The closing of the acquisition shall take place between June 1, 2005 and August 31, 2005.  Any payments made pursuant to the option agreement shall be deducted from the $1,000,000 cash payment.

During the period, the company recorded a $100,000 write-down of the payments pursuant to the option agreement, as the vendors have expressed they are unwilling to complete the transaction.  The matter has been turned over to the company's attorneys for resolution.

b)

The company has entered into the following consulting agreements:

i)

Effective March 1, 2005, pursuant to which a consultant will be paid $1,000 per month, in cash or common shares at the option of the consultant, and a minimum of 25,000 options to be granted annually, the agreement is for a term of one year. If the agreement is terminated by the company without notice, damages are payable equal to 12 times the monthly fee.  The consultant will be paid a finder's fee on the raising of debt or equity financing.

ii)

Effective March 22, 2005, pursuant to which a consultant will be paid $2,500 per month, in cash until July 2005 at which time the fee will increase to $4,500 and will be payable 50% in cash and 50% in common shares. The contractor will be issued 20,000 additional common shares as an inducement to commence work with the company.  Additional remuneration includes a minimum of 100,000 options to be granted annually.   The agreement is for a term of three years. If the agreement is terminated at the option of the company without notice, damages are payable equal to 6 times the monthly fee.

iii)

Effective April 2, 2005, pursuant to which a corporation controlled by the CEO of the company will be paid $13,700 per month for consulting services, in cash or common shares at the option of the consultant. The consultant will be paid an additional $10,000 as an inducement to commence work with the company.  Additional remuneration includes a minimum of 1,000,000 options to be granted annually.  The agreement is for a term of five years. If the agreement is terminated by the company without notice, damages are payable equal to 24 times the monthly fee.

iv)

Effective April 2, 2005, pursuant to which a corporation controlled by a Director of the company will be paid $10,800 per month for consulting services, in cash or common shares at the option of the consultant.   Additional remuneration includes a minimum of 800,000 options to be granted annually.  The agreement is for a term of five years. If the agreement is terminated by the company without notice, damages are payable equal to 24 times the monthly fee.

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(a Development Stage Enterprise)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars) (Unaudited)

June 30, 2005

9.

Commitments (continued)

v)

Effective June 1, 2005, pursuant to which an investor relations consultant will be paid 400,000 shares of common stock for a twelve month period commencing August 1, 2005.

vi)

Effective June 1, 2005, pursuant to which a public relations consultant will be paid $500 and 5,000 shares of common stock per month commencing August 2005 and ending June 1, 2006.

vii)

Effective June 16, 2005, pursuant to which an investor relations consultant will be paid $5,000 per month commencing July 2005 and 250,000 shares of common stock in four quarterly installments.  The company may terminate the agreement upon 30 days' notice and the payment of a $5,000 termination fee.

10.

Subsequent Events

a)

In July 2005, the company completed a private placement 120,000 units at a price of $0.75 per unit.  Each unit consists of one share of the common stock of the company, and one warrant to purchase an additional share of common stock at a price of $0.75 per share until July 4, 2006.

b)

In August 2005 the company's subsidiary, Wentworth Oil & Gas, Inc., sold one-half of its interest, equivalent to a 9% working interest, in its J.B. Henry #1 gas well for $180,463.  These funds were used to settle the majority of the amounts owing to the operator, including $80,000 of promissory notes and $16,000 of cash bonuses on those notes.  Prior to the company's acquisition, Wentworth Oil & Gas, Inc. recorded a loss of approximately $108,000 against the cost of the property.

c)

In August 2005, the company issued 450,833 shares of its common stock, of which 6,000 shares represented a bonus pursuant to the 16% convertible note described in Note 5, and 444,833 shares represented compensation pursuant to the consulting, public relations and investor relations agreements described in Note 8(b).

d)

In August 2005, the company issued 180,000 shares of its common stock to purchase an additional 11.0% interest in its subsidiary, Wentworth Oil & Gas, Inc., thereby increasing its ownership to 97.8%.  The company intends to acquire the remaining 2.2% of the subsidiary it does not already own.

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

Plan of Operations

On March 22, 2005, we entered into a letter of intent to acquire Wentworth Oil & Gas, Inc., a Nevada corporation, and during the second quarter of 2005 we issued 1,416,000 shares of our common stock to purchase 86.8% of its outstanding common stock.  Subsequent to the end of the quarter, we issued another 180,000 shares to purchase an additional 11.0% of Wentworth Oil & Gas, Inc.  We intend to purchase the remaining shares by September 30 by the issuance of an additional 36,000 of our shares.

Wentworth Oil & Gas, Inc. owns an 18% working interest in the Henry Dome gas project located in McMullen County approximately 60 miles south of San Antonio, Texas.  Located upon the lease are two 10,000 foot vertical wells that lend themselves to have 1,500 foot lateral holes drilled in a northwest direction to intersect fractures in the Edwards Limestone.  One such well has had a lateral hole drilled and is in the process of being completed.

Rates of 3 to 5 million cubic feet of gas (MMCFG) per day are expected from this well, along with the other re-entry plus two future wells to be drilled.  Ultimate reserves expected from the four wells are 14,000 MMCFG of which Wentworth Oil & Gas, Inc. will own approximately 2,500 MMCFG.

Subsequent to the end of the quarter, Wentworth Oil & Gas, Inc. entered into an agreement to sell one-half of its Henry Dome interest, or a 9% working interest, for $180,463.

On March 28, 2005, we entered into an agreement to purchase KLE Mineral Holdings, LLC, a Kentucky limited liability company.  Under that agreement, we have an option to purchase all of the issued and outstanding membership interests of KLE in exchange for $50,000 payable at execution of the option agreement and $10,000 per month until the purchase is completed.  We also entered into a purchase agreement with the sellers, under which we agreed to buy all of the ownership interests of KLE in exchange for payment of $12,250,000 payable as follows:  7,500,000 shares of our common stock to be issued to the vendors at a deemed price of $1.50 per share, and $1,000,000 in cash.  The closing of the purchase will take place between June 1, 2005 and August 31, 2005.  Any payments made under the option agreement will be deducted from the $1,000,000 cash payment.

During the period, the company recorded a $100,000 write-down of the payments under to the option agreement, because the sellers subsequently expressed they are unwilling to complete the transaction.  The matter has been turned over to the company's attorneys for resolution.

KLE Mineral Holdings, LLC, is expected to have 171.7 million tons of demonstrated and inferred coal reserves.  These reserves are located in the Central Appalachian Basis in Knott, Perry and Breathitt Counties in Kentucky.  The reserves cover approximately 24,700 acres.  Principal coal zones include the Elkhorn and Hazard coal zones in the Breathitt formation with seams including the Skyline, Hazard 10, 9, 8, 7, 5A, Fire Clay and Elkhorn No. 3.  The Btu quality of these seams typically exceed 12,000, making the coal very marketable in the current market.

During and subsequent to the end of the second quarter, we issued convertible notes to raise $183,500 of capital, and 120,000 share purchase warrants and 1,016,000 shares of our common stock by private placements to raise $314,000.  Further equity funds will need to be raised in the ensuing 12 months to finance operations and development of the oil and gas projects.

Management=s Discussion and Analysis of Financial Condition and Results of Operations

During the second quarter of 2005, we incurred a consolidated net loss of $306,269, as compared to net loss of $1,250 during the second quarter of 2004.  Making up most of the loss for the second quarter of 2005 were a $100,000 write-down of the payments made under the KLE Mineral Holdings, LLC option agreement (see "Plan of Operations"), management fees of $94,922, and consulting fees of $32,392 relating to the commencement of operations and investigation of oil and gas project opportunities.  This compares with $1,250 of expenses, being accounting fees, in the same period in 2004.  We had no revenue during the second quarter of 2005.

As of June 30, 2005, we had cash on hand of $20,475 and a working capital deficiency of $608,758. This represents a decrease in working capital of $622,441 since the end of our first quarter.  Of this decrease, approximately $259,000 arose from the purchase of Wentworth Oil & Gas, Inc. during the quarter and the assumption of its debts, and $183,500 from a convertible note issued for funds to finance the development of the Henry Dome gas project.  In addition, $90,000 of the working capital deficiency related to a private placement of common stock and share purchase warrants that closed after the end of the second quarter, on July 4, 2005.

Funds were provided during the quarter by a private placement of $224,000 and a convertible note financing of $183,500.  During the quarter, we used funds primarily to purchase Wentworth Oil & Gas, Inc. and to make $100,000 of payments under the KLE Mineral Holdings, LLC option agreement (see "Plan of Operations"). This compares with no cash provided or used during the same period in 2004 when we were inactive.

Off-Balance Sheet Arrangements

As of June 30, 2005 and during the quarter then ended, we had no off-balance sheet arrangements reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

PART II B OTHER INFORMATION

Item 1.   Legal Proceedings

During the second quarter of 2005, we were not a party to any litigation, nor were we aware of any proceedings contemplated by a governmental authority.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2005, we sold the following equity securities that were not registered under the Securities Act:

Date	Description	Number	Purchaser	Proceeds	Consideration	Exemption
Apr 20, 05	Common stock	50,000	Daniel Leonard	$12,500	Services	Rule 506
May 12, 05	Common stock	96,000	556369 BC Ltd.	96	Stock*	Reg. S
May 12, 05	Common stock	220,000	Alan Sedgwick	220	Stock*	Reg. S
May 12, 05	Common stock	20,000	Alantic Contractors Ltd.	20	Stock*	Reg. S
May 12, 05	Common stock	20,000	Russell Shiels	20	Stock*	Reg. S
May 12, 05	Common stock	40,000	Calderan Ventures Ltd.	40	Stock*	Reg. S
May 12, 05	Common stock	220,000	USGL Holdings Inc.	220	Stock*	Reg. S
May 12, 05	Common stock	96,000	Christopher J. Wensley	96	Stock*	Reg. S
May 12, 05	Common stock	40,000	Daryl Pollock	40	Stock*	Reg. S
May 12, 05	Common stock	20,000	Debbie Gyles	20	Stock*	Reg. S
May 12, 05	Common stock	40,000	Finn R. Ronne	40	Stock*	Reg. S
May 12, 05	Common stock	40,000	Jeff A. Goodwin	40	Stock*	Reg. S
May 12, 05	Common stock	192,000	James D. Romano	192	Stock*	Reg. S
May 12, 05	Common stock	20,000	John Pyle	20	Stock*	Reg. S
May 12, 05	Common stock	116,000	Malcolm Bell	116	Stock*	Reg. S
May 12, 05	Common stock	8,000	Mark E. Atha	8	Stock*	Rule 506
May 12, 05	Common stock	120,000	PB Energy Partners Ltd	120	Stock*	Reg. S
May 12, 05	Common stock	8,000	Roger J. Latta	8	Stock*	Reg. S
May 12, 05	Common stock	40,000	Wallace Family Trust	40	Stock*	Reg. S
May 12, 05	Common stock	60,000	665305 BC Ltd.	60	Stock*	Reg. S
Jun 6, 05	Common stock	50,000	Sea Ridge Enterprises	12,500	Debt settled	Reg. S
Jun 6, 05	Common stock	40,000	Antonio Fiorino	10,000	Cash	Reg. S
Jun 6, 05	Common stock	20,000	Ernest Rassi	5,000	Cash	Reg. S
Jun 6, 05	Common stock	40,000	Paula Romano	10,000	Cash	Rule 506
Jun 6, 05	Common stock	30,000	Christopher Wensley	7,500	Cash	Reg. S
Jun 6, 05	Common stock	30,000	Lori Young	7,500	Cash	Reg. S
Jun 6, 05	Common stock	20,000	Star of Texas Energy	5,000	Cash	Rule 506
Jun 6, 05	Common stock	80,000	Gino Punzo	20,000	Cash	Reg. S
Jun 6, 05	Common stock	10,000	Dean Punzo	2,500	Cash	Reg. S
Jun 6, 05	Common stock	4,000	John Mangion	1,000	Cash	Reg. S
Jun 6, 05	Common stock	4,000	Julia Zuzek	1,000	Cash	Reg. S
Jun 6, 05	Common stock	2,000	Carmine Amorelli	500	Cash	Reg. S
Jun 6, 05	Common stock	20,000	Gennaro Loverro	5,000	Cash	Reg. S
Jun 6, 05	Common stock	4,000	Gary Francis Blackburn	1,000	Cash	Reg. S
Jun 6, 05	Common stock	1,000	Sabato Risi	250	Cash	Reg. S
Jun 6, 05	Common stock	2,000	Sabato Delli Santi	500	Cash	Reg. S
Jun 6, 05	Common stock	40,000	Amorelli Investment Ltd	10,000	Cash	Reg. S
Jun 6, 05	Common stock	2,000	Rosetta Petra	500	Cash	Reg. S
Jun 6, 05	Common stock	12,000	Bradley Bucoviz	3,000	Cash	Reg. S
Jun 6, 05	Common stock	8,000	Rodney Roemer	2,000	Cash	Reg. S
Jun 6, 05	Common stock	8,000	Charlene Steward	2,000	Cash	Reg. S
Jun 6, 05	Common stock	4,000	Liseta Tuna	1,000	Cash	Reg. S
Jun 6, 05	Common stock	15,000	Domingos Nunes	3,750	Cash	Reg. S
Jun 6, 05	Common stock	40,000	John A. Thiessen	10,000	Cash	Reg. S
Jun 6, 05	Common stock	10,000	Dean Punzo	2,500	Cash	Reg. S
Jun 6, 05	Common stock	20,000	Steven Punzo	5,000	Cash	Reg. S
Jun 6, 05	Common stock	10,000	Aron Zipursky	2,500	Cash	Reg. S
Jun 6, 05	Common stock	12,000	Raymond Paisi	3,000	Cash	Reg. S
Jun 6, 05	Common stock	6,000	Walter Kuettel	1,500	Cash	Reg. S
Jun 6, 05	Common stock	30,000	Antonio Punzo	7,500	Cash	Reg. S
Jun 6, 05	Common stock	10,000	Adriana Vescovi	2,500	Cash	Reg. S
Jun 6, 05	Common stock	20,000	Giovanni Bardaro	5,000	Cash	Reg. S
Jun 6, 05	Common stock	20,000	Vince Bardaro	5,000	Cash	Reg. S
Jun 6, 05	Common stock	20,000	Linda Bardaro	5,000	Cash	Reg. S
Jun 6, 05	Common stock	12,000	Lidia Ranallo	3,000	Cash	Reg. S
Jun 6, 05	Common stock	20,000	Vincent Scali	5,000	Cash	Reg. S
Jun 6, 05	Common stock	10,000	Giuseppe Barillaro	2,500	Cash	Reg. S
Jun 6, 05	Common stock	10,000	Robert Prasloski	2,500	Cash	Reg. S
Jun 6, 05	Common stock	20,000	Ernesto Punzo	5,000	Cash	Reg. S
Jun 6, 05	Common stock	10,000	Antonio Punzo	2,500	Cash	Reg. S
Jun 6, 05	Common stock	20,000	Cindi Holt	5,000	Cash	Reg. S
Jun 6, 05	Common stock	80,000	Sea Ridge Enterprises	20,000	Cash	Reg. S
Jun 6, 05	Common stock	12,000	Richard T. Samuelson	3,000	Cash	Reg. S
Jun 6, 05	Common stock	80,000	Darrel Fry	20,000	Cash	Reg. S
Jun 6, 05	Common stock	8,000	Mervyn Fry	2,000	Cash	Reg. S
Jun 6, 05	Common stock	20,000	Ernest Rassi	5,000	Cash	Reg. S
Jun 6, 05	Common stock	30,000	Paulo Rubino	45,000	Bonus	Reg. S
Jun 6, 05	Common stock	17,857	Alan Sedgwick	12,500	Finder's fee	Reg. S
Total

*  Stock in Wentworth Oil & Gas, Inc.

Item 3.   Defaults Upon Senior Securities

There were no material defaults with respect to any of our indebtedness during the first quarter of 2005.

Item 4.   Submission of Matters to a Vote of Security Holders

During the period, a majority of our shareholders approved an amendment to our bylaws which:

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

Item 5.   Other Information

On April 15, 2005, we engaged MacKay LLP, Chartered Accountants as our new independent accountants and confirmed with our former independent accountants, Hunter, Atkins & Russell, PLC ("Hunter"), that that firm would no longer be representing us.  Hunter last reported on our financial statements as of September 30, 2003 for the fiscal year ended December 31, 2002.  The change of independent accountants was ratified by our Board of Directors on April 15, 2005.

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

31.1 B Rule 13a-14a/15d-14(a) Certification by Chief Executive Officer

31.2 B Rule 13a-14a/15d-14(a) Certification by President and Acting Chief Financial Officer

32.1 B Section 1350 Certification by Chief Executive Officer

32.2 B Section 1350 Certification by President and Acting Chief Financial Officer

Reports on Form 8-K

During the second fiscal quarter, the Company filed the following three Form 8-K's:

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

From 1981 to late 1998, Mr. Punzo was a self-employed businessman and entrepreneur, launching and operating several businesses, including a successful restaurant operation in Vancouver, Canada. Mr. Punzo also has played a key role in obtaining funding for a number of public and private companies. In late 1998, John began working with the existing Management of Showstar Entertainment assisting them in the re-structuring of the company. After the company went public, it became apparent to the Board of Directors that a strategic shift would be necessary and they felt that Mr. Punzo would be a required element in changing the company's direction. John accepted the position of President and CEO of Showstar in January 1999. In the year that followed, John directed the Company into the Internet industry where the Company operated until June 2001. During the following year the Company looked at various opportunities and chose to enter the oil and gas industry. In June 2002, the Company changed its name and Mr. Punzo became Chairman, President & CEO of Sonoran Energy, Inc. until December 16, 2003.   From December 17, 2003, he has worked as a consultant with the new management at Sonoran and other public and private companies.

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

Subsequent to the end of the second quarter, the Company filed the following two 8-K's:

July 19, 2005

Item 3.02.    Unregistered Sale of Equity Securities

On or about May 4, 2005, Wentworth Energy, Inc. ("Wentworth" or the "Company") issued 17,857 shares of its restricted common stock as compensation for services rendered to the Company.  These shares were issued at a price of $0.70 per share and under the auspices of Rule 4(2).

On or about May 4, 2005, the Company issued 30,000 shares of its restricted common stock as a bonus on a convertible note investment.  The total number of shares was calculated at a price of $0.70 per share and was issued under the auspices of Rule 4(2).

On or about May 17, 2005, the Company issued 50,000 shares of its restricted common stock in settlement of an outstanding debt of the Company.  The shares were issued at a price of $0.25 per share and under the auspices of Rule 4(2).

On or before May 31, 2005, the Company completed a private placement of the Company's common stock.  The Company issued 896,000 shares of its restricted common stock under the auspices of Rule 506 of Regulation D (for sales to accredited U.S. investors) and Regulation S of the Securities Act of 1933 (for sales to non-U.S. investors) at a price of $0.25 per share.

On or about July 4, 2005, the Company accepted a subscription agreement from Kelburn Corporation, a Seychelles corporation, who agreed to purchase 120,000 units of the Company at a price of $0.75 per unit.  Each Unit sold consisted of one share of the Company's common stock, $0.001 par value, and one share purchase warrant which entitles the investor to purchase one share of the Company's common stock at a price of $0.75 per share.  The warrants expire within two (2) years of the Closing of the subscription transaction.  The Units were offered under the auspices of Regulation S of the Securities Act of 1933.

No commissions were paid for any of the above listed sales.

August 5, 2005

Item 4.01. Changes in Registrant's Certifying Accountant

(a)  Previous independent accountants

(i)  Effective April 15, 2005, Wentworth Energy, Inc. ("Registrant", "Wentworth" or the "Company"), confirmed with its auditors, Hunter, Atkins & Russell, PLC ("Hunter"), that the firm would no longer be representing the Registrant as its accountants. As of that date, Registrant informed Hunter that Hunter was dismissed as the Registrant's accountants.

(ii)  Hunter last reported on Registrant's financial statements as of September 30, 2003 (for the fiscal year ended December 31, 2002). The Registrant's financial statements for the 2002 and 2001, as audited by Hunter, did not include an independent auditor's report containing explanatory paragraphs describing the uncertainty as to the Company's ability to continue as a going concern.

(iii)  The change of independent accountants was ratified by the Board of Directors of Registrant on April 15, 2005.

(iv)  During Registrant's preceding two fiscal years and the subsequent interim period through April 15, 2005, there were no disagreements with Hunter on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved, to Hunter's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with a report.

(v)  During the preceding two fiscal years and the subsequent interim period through April 15, 2005, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

(a)  During the preceding two fiscal years and the subsequent interim period through April 15, 2005, Hunter did not advise Registrant that the internal controls necessary for the registrant to develop reliable financial statements do not exist.

(b)  During the preceding two fiscal years and the subsequent interim period through April 15, 2005, Hunter did not advise Registrant that any information had come to their attention which had led them to no longer be able to rely on management's representation, or that had made Hunter unwilling to be associated with the financial statements prepared by management.

(c)  During the preceding two fiscal years and the subsequent interim period through April 15, 2005, Hunter did not advise Registrant that the scope of any audit needed to be expanded significantly and that more investigation was necessary.

(d)  During the preceding two fiscal years and the subsequent interim period through April 15, 2005, Hunter did not advise Registrant that there was any information which the accountants concluded would materially impact the fairness and reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the accountant's satisfaction, would prevent it from rendering an unqualified audit report on those financial statements.

(vi)  On April 15, 2005, the Registrant requested that Hunter furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements.  After several requests, Hunter has failed to furnish any response to this request.

(b)  New independent accountants

The Registrant has engaged MacKay LLP, Chartered Accountants ("MacKay") as its new independent accountants on April 15, 2005. Prior to April 15, 2005 the Registrant had not consulted with MacKay regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, and no written report or oral advice was provided to the Registrant by MacKay concluding there was an important factor to be considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WENTWORTH ENERGY, INC.

Date

August 19, 2005

/s/John G. Punzo

John G. Punzo, CEO

Date

August 19, 2005

/s/Gordon C. McDougall

Gordon C. McDougall, President

Exhibit 15.1.   Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying balance sheet of Wentworth Energy, Inc. (formerly Avondale Capital I Corp.) (a development stage company) as of June 30, 2005 and the related statement of operations for the three and six months ended June 30, 2005 and the statement of cash flows for the three and six month periods ended June 30, 2005. These financial statements are the responsibility of the Company's management.

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

Note 1 of the Company's audited financial statements as of December 31, 2004, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at December 31, 2004. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matters in Note 1 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 1 of the Company's unaudited interim financial statements as of June 30, 2005, and for the three and six months then ended, the Company has continued to suffer recurring losses from operations and still has no established source of revenue at June 30, 2005. The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully Submitted,

\s\ MacKay LLP, Chartered Accountants

Vancouver, British Columbia, Canada

August 19, 2005

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

August 19, 2005

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

August 19, 2005

/s/Gordon C. McDougall

Gordon C. McDougall, Acting CFO

Exhibit 32.1.   Section 1350 Certification by Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wentworth Energy, Inc. (the ACompany@) on Form 10-QSB for the quarter ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the AReport@), I, John G. Punzo, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/John G. Punzo

John G. Punzo, CEO

August 19, 2005

Exhibit 32.2.   Section 1350 Certification by President and Acting Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wentworth Energy, Inc. (the ACompany@) on Form 10-QSB for the quarter ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the AReport@), I, Gordon C. McDougall, President and acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Gordon C. McDougall

Gordon C. McDougall, President

   and acting Chief Financial Officer

August 19, 2005