Form 10QSB
period 2002-03-31
WENTWORTH ENERGY, INC.
filed 2005-09-26
CIK 1138932

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 for the quarterly period ended March 31, 2002.

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                         Commission File Number: 0-32593

                            AVONDALE CAPITAL I CORP.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

        Oklahoma                                             73-1599600
        --------                                             ----------
(State of Incorporation)                           (I.R.S. Employer I.D. Number)

             3033 N.W. 63 Street, Suite 200, Oklahoma City, Ok 73116
             -------------------------------------------------------
               (Address of Principal executive offices) (Zip Code)

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

                                 Yes ___ No ___

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At March 31, 2002 the following shares of common were outstanding: Common Stock, $0.002 par value, 2,050,000 shares.

Transitional Small Business Disclosure
Format (Check one):
                                  Yes ___ No X

Exhibits are indexed at page 10.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

     (a) The financial statements of registrant for the three months ended March 31, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                            AVONDALE CAPITAL I CORP.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                          Quarter Ended March 31, 2002



                                    CONTENTS


         Balance Sheet                                                       3
         Statements of Operations and Deficit                                4
         Statement of Stockholders' Equity                                   5
         Statements of Cash Flows                                            6
         Notes to Financial Statements                                       7

--------------------------------------------------------------------------------
 Avondale Capital I Corp.
(a Development Stage Enterprise)

Balance Sheet
================================================================================
(Unaudited)
================================================================================

                                                        March 31,   December 31,
                                                         2002           2001
--------------------------------------------------------------------------------
Assets

Current

    Cash                                               $ 1,004        $ 1,100
--------------------------------------------------------------------------------

Stockholders' Equity

Common stock, $0.002 par value
    24,000,000 shares authorized
    2,050,000 shares outstanding                         4,100          4,100

Preferred stock, $0.002 par value
    1,000,000 shares authorized

    Nil shares issued and outstanding                     --             --
Additional paid in capital                               1,100          1,100


Deficit accumulated during
  the development stage                                 (4,196)        (4,100)
--------------------------------------------------------------------------------

                                                       $ 1,004        $ 1,100
================================================================================


-------------------------------------------------------------------------------------------------------------
Avondale Capital I Corp.
(a Development Stage Enterprise)


Statement of Operations and Deficit
=============================================================================================================
(Unaudited)
=============================================================================================================


                                                   Cumulative,                     3 months ended
                                                  Inception to                         March 31,
                                                 March 31, 2002               2002                     2001
-------------------------------------------------------------------------------------------------------------

 Revenue                                          $        66             $         4             $        21
-------------------------------------------------------------------------------------------------------------

 Administrative expenses

     Professional fees                                  4,262                     100                   1,212
-------------------------------------------------------------------------------------------------------------

 Loss for the period                                   (4,196)                    (96)                 (1,191)

 Deficit, beginning of period                            --                    (4,100)                   (298)
------------------------------------------------------------------------------------------------------------

 Deficit accumulated during
   the development stage                          $    (4,196)            $    (4,196)            $    (1,489)
=============================================================================================================

 Loss per share                                   $    (0.002)            $    (0.000)            $    (0.001)
=============================================================================================================


 Weighted average shares outstanding                1,969,661               2,050,000               1,962,167
=============================================================================================================





--------------------------------------------------------------------------------------------------------------------------
Avondale Capital I Corp.
(a Development Stage Enterprise)

==========================================================================================================================
Statement of Stockholders' Equity
==========================================================================================================================
(Unaudited)
==========================================================================================================================

For the period from Inception to March 31, 2002
--------------------------------------------------------------------------------------------------------------------------

                                                                                                 Deficit
                                                                                              Accumulated
                                                                                Additional    During the
                                                Number of                        Paid in       Development
                                                 shares         Par value        Capital         Stage            Total
--------------------------------------------------------------------------------------------------------------------------

October 31, 2000 issuance of common
stock for cash                                  1,500,000       $   3,000       $    --         $    --          $   3,000

December 31, 2000 issuance of common
stock for cash                                    295,000             590             590            --              1,180

Net loss for the period                              --              --              --              (298)            (298)
--------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                      1,795,000           3,590             590            (298)           3,882

January 31, 2001 issuance of common
stock for cash                                    255,000             510             510            --              1,020

Net loss for the period                              --              --              --            (3,802)          (3,802)
-------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001                      2,050,000           4,100           1,100          (4,100)           1,100

Net loss for the period                              --              --              --               (96)             (96)
--------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2002                         2,050,000       $   4,100       $   1,100       $  (4,196)       $   1,004
==========================================================================================================================





-----------------------------------------------------------------------------------------------------------
Avondale Capital I Corp.
(a Development Stage Enterprise)

===========================================================================================================
Statement of Cash Flows
===========================================================================================================
(Unaudited)
===========================================================================================================

                                                        Cumulative,                  3 months ended
                                                        Inception to                    March 31,
                                                       March 31, 2002            2002                2001
-----------------------------------------------------------------------------------------------------------

Cash provided by (used for)

Operating activities
    Income (loss) for the period                           $(4,196)            $   (96)            $(1,191)
    Change in non-cash working capital items:
       Accounts payable and accrued liabilities               --                  --                  (301)
----------------------------------------------------------------------------------------------------------

                                                            (4,196)                (96)             (1,492)
----------------------------------------------------------------------------------------------------------
Financing activities

   Issuance of shares                                        5,200                --                 1,020
----------------------------------------------------------------------------------------------------------

Increase (decrease) in cash                                  1,004                 (96)               (472)


Cash, beginning of period                                     --                 1,100               4,183
----------------------------------------------------------------------------------------------------------


Cash, end of period                                        $ 1,004             $ 1,004             $ 3,711
===========================================================================================================


                                                       6

--------------------------------------------------------------------------------
Avondale Capital I Corp.
(a Development Stage Enterprise)

================================================================================
Notes to the Financial Statements
================================================================================
(Unaudited)
================================================================================

March 31, 2002
--------------------------------------------------------------------------------


1.   Nature of Operations

     The Company was incorporated in the State of Oklahoma on October 31, 2000 to develop itself through registration under the Securities Act of 1934 and, as a reporting company, actively seek to purchase, merge or otherwise combine with other active businesses.

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

     e)   Income taxes
          Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $5,200 from a private placement. The Company's balance sheet for the period ended March 31, 2002, reflects a current asset value of $1,004, which is all in the form of cash. There are current liabilities of $0, and a deficit of $4,196 accumulated since inception.

Results of Operations

During the period from October 31, 2000 (inception) through March 31, 2002, the Company has accumulated a deficit of $4,196. During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. The only revenues received by the Company during this period was interest income.

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

For the quarter ended March 31, 2002, the Company showed net loss of $96. From inception the Company has experienced losses of $4,196. The increase in net loss is attributed primarily to timing differences of costs related to the compliance with reporting standards.

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

The Company believes that its existing capital will be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, through the end of this year. Accordingly, in the event the Company is able to complete a business combination during this period, it anticipates that its existing capital will be sufficient to allow it to accomplish the goal of completing a business combination. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

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



(b) No reports on Form 8-K were filed by the Company during this quarter ending March 31, 2002.



                                   SIGNATURES



     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                AVONDALE CAPITAL I CORP.



                                                By:  /s/ John G. Punzo
                                                     ---------------------------
                                                         John G. Punzo
                                                         Chief Executive Office
                                                         Dated: August 26, 2005


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By: /s/ John G. Punzo
John G. Punzo

Chief Executive Officer                                 Dated: August 26, 2005


By: /s/ Gordon C. McDougall
Gordon C. McDougall
President and Acting Chief Financial Officer            Dated: August 26, 2005