Form 10QSB
period 2002-06-30
WENTWORTH ENERGY, INC.
filed 2005-09-26
CIK 1138932

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  for the quarterly period ended June 30, 2002.

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

                                 Yes ___ No ___

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At June 30, 2002 the following shares of common were outstanding: Common Stock, $0.002 par value, 2,050,000 shares.

Transitional Small Business Disclosure
Format (Check one):
                                  Yes ___ No X

Exhibits are indexed at page 10.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

         (a) The financial statements of registrant for the three months ended June 30, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                            AVONDALE CAPITAL I CORP.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                           Quarter Ended June 30, 2002



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

--------------------------------------------------------------------------------
 Avondale Capital I Corp.
(a Development Stage Enterprise)

Balance Sheet
================================================================================
(Unaudited)
================================================================================

                                                        June 30,    December 31,
                                                          2002           2001
--------------------------------------------------------------------------------

Assets

Current

    Cash                                                 $  --          $ 1,100
--------------------------------------------------------------------------------

Stockholders' Equity

Common stock, $0.002 par value
    24,000,000 shares authorized
    2,050,000 shares outstanding                           4,100          4,100

Preferred stock, $0.002 par value
    1,000,000 shares authorized

    Nil shares issued and outstanding                       --             --

Additional paid in capital                                 1,100          1,100

Deficit accumulated during
  the development stage                                   (5,200)        (4,100)
--------------------------------------------------------------------------------

                                                       $    --            $1,100
================================================================================


----------------------------------------------------------------------------------------------------------------------
Avondale Capital I Corp.
(a Development Stage Enterprise)


======================================================================================================================
Statement of Operations and Deficit
======================================================================================================================
(Unaudited)
======================================================================================================================

                                         Cumulative,             3 months ended               6 months ended
                                        Inception to              June 30,                         June 30,
                                       June 30, 2002        2002            2001              2002          2001
----------------------------------------------------------------------------------------------------------------------

Revenue                                $        77      $        11      $        15      $        15      $        36
----------------------------------------------------------------------------------------------------------------------

Administrative expenses

    Office and miscellaneous                    15               15             --                 15             --

    Professional fees                        5,262            1,000              263            1,100            1,475
----------------------------------------------------------------------------------------------------------------------

                                             5,277            1,015              263            1,115            1,475
----------------------------------------------------------------------------------------------------------------------

Loss for the period                         (5,200)          (1,004)            (248)          (1,100)          (1,439)

Deficit, beginning of period                  --             (4,196)          (1,489)          (4,100)            (298)
----------------------------------------------------------------------------------------------------------------------

Deficit accumulated during
   the development stage               $    (5,200)     $    (5,200)     $    (1,737)     $    (5,200)     $    (1,737)
======================================================================================================================

Loss per share                         $    (0.003)     $    (0.000)     $    (0.000)     $    (0.001)     $    (0.001)
======================================================================================================================

Weighted average shares outstanding      1,981,705        2,050,000        2,050,000        2,050,000        2,006,326
======================================================================================================================




-------------------------------------------------------------------------------------------------------------------------
Avondale Capital I Corp.
(a Development Stage Enterprise)

=========================================================================================================================
Statement of Stockholders' Equity
=========================================================================================================================
(Unaudited)
=========================================================================================================================

For the period from Inception to June 30, 2002
-------------------------------------------------------------------------------------------------------------------------

                                                                                                Deficit
                                                                                              Accumulated
                                                                               Additional     During the
                                                Number of                      Paid in        Development
                                                shares         Par value       Capital          Stage             Total
-------------------------------------------------------------------------------------------------------------------------

October 31, 2000 issuance of common
stock for cash                                 1,500,000       $   3,000       $    --         $    --          $   3,000

December 31, 2000 issuance of common
stock for cash                                   295,000             590             590            --              1,180

Net loss for the period                             --              --              --              (298)            (298)
-------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                     1,795,000           3,590             590            (298)           3,882

January 31, 2001 issuance of common
stock for cash                                   255,000             510             510            --              1,020

Net loss for the period                             --              --              --            (3,802)          (3,802)
-------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001                     2,050,000           4,100           1,100          (4,100)           1,100


Net loss for the period                             --              --              --            (1,100)          (1,100)
-------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2002                         2,050,000       $   4,100       $   1,100       $  (5,200)       $    --
=========================================================================================================================




-----------------------------------------------------------------------------------------------------------------------
Avondale Capital I Corp.
(a Development Stage Enterprise)

=======================================================================================================================
Statement of Cash Flows
=======================================================================================================================
(Unaudited)
=======================================================================================================================

                                                 Cumulative,          3 months ended                6 months ended
                                                 Inception to            June 30,                      June 30,
                                                June 30, 2002       2002          2001            2002           2001
-----------------------------------------------------------------------------------------------------------------------

Cash provided by (used for)

Operating activities
    Income (loss) for the period                   $(5,200)       $(1,004)       $  (248)       $(1,100)       $(1,439)
    Change in non-cash working capital items:
       Accounts payable and accrued
       liabilities                                    --             --             --             --             (301)
----------------------------------------------------------------------------------------------------------------------

                                                    (5,200)        (1,004)          (248)        (1,100)        (1,740)

Financing activities

    Issuance of shares                               5,200           --             --             --            1,020
----------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash                           --           (1,004)          (248)        (1,100)          (720)


Cash, beginning of period                             --            1,004          3,711          1,100          4,183
----------------------------------------------------------------------------------------------------------------------

Cash, end of period                                $  --          $  --          $ 3,463        $  --          $ 3,463
======================================================================================================================


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

--------------------------------------------------------------------------------
June 30, 2002
--------------------------------------------------------------------------------


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $5,200 from a private placement. The Company's balance sheet for the period ended June 30, 2002, reflects a current asset value of $0. There are current liabilities of $0, and a deficit of $5,200 accumulated since inception.

Results of Operations

During the period from October 31, 2000 (inception) through June 30, 2002, the Company has accumulated a deficit of $5,200. During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. The only revenues received by the Company during this period was interest income.

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

For the quarter ended June 30, 2002, the Company showed net loss of $1,004. From inception the Company has experienced losses of $5,200. The increase in net loss is attributed primarily to timing differences of costs related to the compliance with reporting standards.

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

(b) No reports on Form 8-K were filed by the Company during this quarter ending June 30, 2002.

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               AVONDALE CAPITAL I CORP.

                                               By: /s/  John G. Punzo
                                                   -----------------------------
                                                        John G. Punzo
                                                        Chief Executive Officer
                                                        Dated: August 26, 2005

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