Form 10QSB
period 2002-09-30
WENTWORTH ENERGY, INC.
filed 2005-09-26
CIK 1138932

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               for the quarterly period ended September 30, 2002.

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

                                 Yes ___ No ___

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At September 30, 2002 the following shares of common were outstanding: Common Stock, $0.002 par value, 2,050,000 shares.

Transitional Small Business Disclosure
Format (Check one):
                                  Yes ___ No X

Exhibits are indexed at page 10.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

     (a) The financial statements of registrant for the three months ended September 30, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                            AVONDALE CAPITAL I CORP.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                        Quarter Ended September 30, 2002



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

--
Avondale Capital I Corp.
(a Development Stage Enterprise)

Balance Sheet
================================================================================
(Unaudited)
================================================================================

                                                September 30,      December 31,
                                                   2002                2001


Assets


Current

    Cash                                           $ 1,230          $ 1,100
--------------------------------------------------------------------------------

Stockholders' Equity

Common stock, $0.002 par value
    24,000,000 shares authorized
    2,050,000 shares outstanding                     4,100            4,100

Preferred stock, $0.002 par value
    1,000,000 shares authorized

    Nil shares issued and outstanding                 --               --

Additional paid in capital                           1,100            1,100


Deficit accumulated during
  the development stage                             (3,970)          (4,100)
--------------------------------------------------------------------------------

                                                   $ 1,230          $ 1,100
================================================================================


----------------------------------------------------------------------------------------------------------------------
Avondale Capital I Corp.
(a Development Stage Enterprise)


Statement of Operations and Deficit
======================================================================================================================
(Unaudited)
======================================================================================================================

                                         Cumulative,
                                        Inception to               3 months ended                  9 months ended
                                       September 30,                September 30,                    September 30,
                                               2002             2002             2001           2002              2001
----------------------------------------------------------------------------------------------------------------------

Revenue                                $     1,327      $     1,250      $        14      $     1,265      $        50
----------------------------------------------------------------------------------------------------------------------

Administrative expenses

    Office and miscellaneous                    35               20             --                 35             --

    Professional fees                        5,262             --                 36            1,100            1,511
----------------------------------------------------------------------------------------------------------------------

                                             5,297               20               36            1,135            1,511
----------------------------------------------------------------------------------------------------------------------

Income (loss) for the period                (3,970)           1,230              (22)             130           (1,461)

Deficit, beginning of period                  --             (5,200)          (1,737)          (4,100)            (298)
----------------------------------------------------------------------------------------------------------------------

Deficit accumulated during
  the development stage                $    (3,970)     $    (3,970)     $    (1,759)     $    (3,970)     $    (1,759)
======================================================================================================================

Income (loss) per share                $    (0.002)     $     0.001      $    (0.000)     $     0.000      $    (0.001)
======================================================================================================================

Weighed average shares outstanding       1,990,694        2,050,000        2,050,000        2,050,000        2,021,044
======================================================================================================================




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

For the period from Inception to September 30, 2002
--------------------------------------------------------------------------------------------------------------------------


                                                                                                  Deficit
                                                                                                Accumulated
                                                                                Additional      During the
                                                Number of                        Paid in        Development
                                                  shares        Par value        Capital          Stage            Total
--------------------------------------------------------------------------------------------------------------------------

October 31, 2000 issuance of common
stock for cash                                  1,500,000       $   3,000       $    --         $    --          $   3,000

December 31, 2000 issuance of common
stock for cash                                    295,000             590             590            --              1,180

Net loss for the period                              --              --              --              (298)            (298)
--------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                      1,795,000           3,590             590            (298)           3,882

January 31, 2001 issuance of common
stock for cash                                    255,000             510             510            --              1,020

Net loss for the period                              --              --              --            (3,802)          (3,802)
--------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001                      2,050,000           4,100           1,100          (4,100)           1,100

Net income for the period                            --              --              --               130              130
--------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2002                     2,050,000       $   4,100       $   1,100       $  (3,970)       $   1,230
==========================================================================================================================





------------------------------------------------------------------------------------------------------------------------
Avondale Capital I Corp.
(a Development Stage Enterprise)

========================================================================================================================
Statement of Cash Flows
========================================================================================================================
(Unaudited)
========================================================================================================================

                                               Cumulative,
                                               Inception to             3 months ended               9 months ended
                                              September 30,              September 30,                September 30,
                                                       2002           2002          2001          2002            2001
------------------------------------------------------------------------------------------------------------------------

Cash provided by (used for)

Operating activities
    Income (loss) for the period                    $(3,970)       $ 1,230        $   (22)       $   130        $(1,461)
    Change in non-cash working capital items:
       Accounts payable and accrued
       liabilities                                     --             --             --             --             (301)
-----------------------------------------------------------------------------------------------------------------------

                                                     (3,970)         1,230            (22)           130         (1,762)
-----------------------------------------------------------------------------------------------------------------------

Financing activities

    Issuance of shares                                5,200           --             --             --            1,020
-----------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash                           1,230          1,230            (22)           130           (742)

Cash, beginning of period                              --             --            3,463          1,100          4,183
-----------------------------------------------------------------------------------------------------------------------

Cash, end of period                                 $ 1,230        $ 1,230        $ 3,441        $ 1,230        $ 3,441
=======================================================================================================================




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

September 30, 2002
--------------------------------------------------------------------------------


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

     b)   Income per share
     The Company uses the treasury stock method of calculating fully diluted per share amounts whereby any proceeds from the exercise of stock options or other dilutive instruments are assumed to be used to purchase common shares at the average market price during the period.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $5,200 from a private placement. The Company's balance sheet for the period ended September 30, 2002, reflects a current asset value of $1,230, which is all in the form of cash. There are current liabilities of $0, and a deficit of $3,970 accumulated since inception.

Results of Operations

During the period from October 31, 2000 (inception) through September 30, 2002, the Company has accumulated a deficit of $3,970. During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. The only revenues received by the Company during this period was income from services to affiliated companies.

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

For the quarter ended September 30, 2002, the Company showed net income of $1,230. From inception the Company has experienced losses of $3,970. The increase in net loss is attributed primarily to timing differences of costs related to the compliance with reporting standards.

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

                         PART 2 - FINANCIAL INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


(a)    31.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C
                Section 1350 as Adopted Pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002.

       31.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       32.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) No reports on Form 8-K were filed by the Company during this quarter ending September 30, 2002.



                                   SIGNATURES



     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               AVONDALE CAPITAL I CORP.



                                               By:  /s/ John G. Punzo
                                                    ----------------------------
                                                        John G. Punzo
                                                        Chief Executive Officer
                                                        Dated: August 26, 2005



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