Form 10QSB
period 2005-09-30
WENTWORTH ENERGY, INC.
filed 2005-11-16
CIK 1138932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

:

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                  Yes :    No 9

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

              Yes 9    No :

State the number of shares outstanding of each of the issuer=s classes of common equity, as of the latest practicable date: As of November 9, 2005, 14,773,357 shares of $0.001 par value common stock

Transitional Small Business Disclosure Format (Check one):

Yes 9

No :

PART I B FINANCIAL INFORMATION

Item 1.   Financial Statements

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(a Development Stage Enterprise)

Consolidated Statement of Operations and Deficit

(Expressed in US Dollars) (Unaudited)

	Cumulative, Inception to September 30,	3 months ended September 30,		9 months ended September 30,
	2005	2005	2004	2005	2004
Revenue	$ 105,740	$ 5,000	$ -	$ 5,000	$ -

Administrative expenses
Amortization	2,224	180	-	335	-
Consulting	117,673	83,476	-	117,673	-
Finance costs	60,919	49,252	-	60,919	-
Interest and bank charges	12,988	9,366	-	12,988	-
Management fees	168,422	73,500	-	168,422	-
Office and miscellaneous	68,275	7,581	-	11,558	56
Professional fees	85,348	11,498	1,250	22,712	3,750
Promotion	44,387	34,918	-	44,387	-
Regulatory authorities	6,485	5,811	-	6,485	-
Rent	5,739	3,627	-	5,739	-
Transfer agent	3,701	552	-	3,401	-
Travel	29,089	16,690	-	29,089	-

	605,250	296,451	1,250	483,708	3,806

Loss before other expenses	(499,510)	(291,451)	(1,250)	(478,708)	(3,806)

Other expenses
Write down of option payments	100,000	-	-	100,000	-
Property evaluation costs	26,079	-	-	26,079	-

	126,079	-	-	126,079	-

Loss from continuing operations	(625,589)	(291,451)	(1,250)	(604,787)	(3,806)

Loss from discontinued operations	(6,569)	-	-	-	-

Loss for the period	(632,158)	(291,451)	(1,250)	(604,787)	(3,806)

Deficit, beginning of period	-	(340,707)	(22,621)	(27,371)	(20,065)

Deficit accumulated during the development stage	$(632,158)	$(632,158)	$ (23,871)	$(632,158)	$ (23,871)

Basic loss per share before discontinued operations	$ (0.117)	$ (0.023)	$ 0.000	$ (0.061)	$ (0.001)

Loss per share	$ (0.119)	$ (0.023)	$ 0.000	$ (0.061)	$ (0.001)

Weighted average shares outstanding	5,327,504	12,681,447	4,770,000	9,972,013	4,770,000

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(a Development Stage Enterprise)

Consolidated Balance Sheet

(Expressed in US Dollars) (Unaudited)

	September 30,	December 31,
	2005	2004
Assets

Current
Accounts receivable	$ 5,971	$ -
Prepaid expenses (note 4)	279,284	-
	285,255	-

Oil and gas properties (note 5)	188,550

Equipment (note 6)	2,152	-

Deferred finance costs	40,833	-

	$ 516,790	$ -

Liabilities

Current
Bank indebtedness	$ 543	$ -
Accounts payable and accrued liabilities	68,047	12,250
Subscriptions received	1,500	-
Convertible loans payable (note 7)	465,981	-
Due to related parties (note 8)	3,842	-
	539,913	12,250

Stockholders' Equity (Deficit)

Common stock, $0.001 par value
48,000,000 shares authorized
13,593,357 shares outstanding (note 9)	13,594	4,770

Preferred stock, $0.001 par value
2,000,000 shares authorized
Nil shares issued and outstanding	-	-

Additional paid in capital	595,441	10,351

Deficit accumulated during the development stage	(632,158)	(27,371)
	(23,123)	(12,250)

	$ 516,790	$ -

Commitments (note 11)

Subsequent events (note 12)

Approved by the Directors:

/s/ John G. Punzo__________________ Director

/s/ Francis K. Ling________________ Director

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(a Development Stage Enterprise)

Consolidated Statement of Stockholders' Equity (Deficit)

(Expressed in US Dollars) (Unaudited)

For the period from Inception to September 30, 2005

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

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(a Development Stage Enterprise)

Consolidated Statement of Stockholders' Equity (Deficit) (continued)

(Expressed in US Dollars) (Unaudited)

For the period from Inception to September 30, 2005

Number of shares	Par value	Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total

Balance, December 31, 2004	4,770,000	4,770	10,351	(27,371)	(12,250)

February 22, 2005 issuance of common stock for cash	2,000,000	2,000	-	-	2,000

March 15, 2005 issuance of common stock for cash	3,000,000	3,000	27,000	-	30,000

March 15, 2005 issuance of common stock for services	100,000	100	900	-	1,000

April 15, 2005 issuance of common stock for services	50,000	50	12,450	-	12,500

May 12, 2005 issuance of stock to purchase Wentworth Oil & Gas, Inc.	1,416,000	1,416	-	-	1,416

Reduction in additional paid-in capital upon consolidation	-	-	(206,657)	-	(206,657)

June 6, 2005 issuance of common stock for cash	896,000	896	223,104	-	224,000

June 6, 2005 issuance of common stock for debt settlement	50,000	50	12,450	-	12,500

June 6, 2005 issuance of common stock for bonus on convertible note	30,000	30	44,970	-	45,000

June 6, 2005 issuance of common stock for finder's fee	17,857	18	12,482	-	12,500

August 4, 2005 issuance of stock to purchase Wentworth Oil & Gas, Inc.	180,000	180	-	-	180

August 4, 2005 issuance of common stock for bonus on convertible note	6,000	6	1,494	-	1,500

August 4, 2005 issuance of common stock for cash	120,000	120	89,880	-	90,000

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(a Development Stage Enterprise)

Consolidated Statement of Stockholders' Equity (Deficit) (continued)

(Expressed in US Dollars) (Unaudited)

For the period from Inception to September 30, 2005

Number of shares	Par value	Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total

August 4, 2005 issuance of common stock for services	444,833	445	110,763	-	111,208

September 1, 2005 cancellation of common stock for non-payment	(500,000)	(500)	(4,500)	-	(5,000)

September 13, 2005 issuance of common stock for origination fee on loan agreement	100,000	100	24,900	-	25,000

September 13, 2005 issuance of common stock for services	62,667	63	18,604	-	18,667

September 28, 2005 issuance of common stock to purchase leases	10,000	10	8,090	-	8,100

September 30, 2005 issuance of common stock upon exercise of options	840,000	840	209,160	-	210,000

Net loss for the period	-	-	-	(604,787)	(604,787)

Balance September 30, 2005	13,593,357	$ 13,594	$ 595,441	$ (632,158)	$ (23,123)

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(a Development Stage Enterprise)

Consolidated Statement of Cash Flows

(Expressed in US Dollars) (Unaudited)

	Cumulative, Inception to September 30,	3 months ended September 30,		9 months ended September 30,
	2005	2005	2004	2005	2004
Cash provided by (used for)

Operating activities
Income (loss) for the period	$(632,158)	$(291,451)	$ (1,250)	$(604,787)	$ (3,806)
Adjustments for:
Amortization	2,224	180	-	335	-
Write-down of option payments	100,000	-	-	100,000	-
Non-cash administrative expenses	47,180	33,680	-	47,180	-
Non-cash loss from discontinued operations	7,372	-	-	-	-

	(475,382)	(257,591)	(1,250)	(457,272)	(3,806)
Change in non-cash working capital items:
Accounts receivable	(3,971)	(2,001)	-	(5,971)	-
Prepaid expenses	(138,659)	(133,067)	-	(151,159)	-
Accounts payable and accrued liabilities	(31,444)	(67,407)	1,250	(31,194)	3,750
Due to related parties	3,842	(131,248)	-	3,842	-

	(645,614)	(591,314)	-	(641,754)	(56)

Investment activities
Oil and gas property purchase	(360,926)	(4,148)	-	(360,926)	-
Sale of oil and gas property	180,463	180,463		180,463
KLE Mineral Holdings, LLC option payments	(100,000)	-	-	(100,000)	-
Equipment purchases	(2,474)	-	-	(2,474)	-

	(282,937)	176,315	-	(282,937)	-

Financing activities
Deferred finance costs	16,667	17,500	-	16,667	-
Proceeds from promissory notes	349,981	166,481	-	349,981	-
Subscriptions received	1,500	(90,000)	-	1,500	-
Issuance of shares	559,860	300,000	-	556,000	-

	928,008	393,981	-	924,148	-

Increase (decrease) in cash	(543)	(21,018)	-	(543)	(56)

Cash, beginning of period	-	20,475	-	-	56
					-
Bank indebtedness, end of period	$ (543)	$ (543)	$ -	$ (543)	$ -

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(a Development Stage Enterprise)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars) (Unaudited)

September 30, 2005

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

For US reporting requirements, the accompanying interim financial statements have been adjusted as of September 30, 2005 as required by Item 310(b) of Regulation S-B to include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

2.

Significant Accounting Policies

a)

Development stage company

The company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7.

b)

Consolidation

The consolidated financial statements include the accounts of the company and its 97.8%-owned subsidiary, Wentworth Oil & Gas, Inc.  All significant intercompany transactions have been eliminated.

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

September 30, 2005

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

d)

Capital assets

Capital assets are recorded at cost and are amortized on the declining balance basis at an annual rate as follows.

Equipment

30%

Furniture and fixtures

20%

e)

Deferred finance costs

Finance costs with respect to the 12% convertible note and totalling $70,000 were recorded May 4, 2005, and are being expensed over the remaining months until maturity of the note on May 4, 2006.

f)

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

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(a Development Stage Enterprise)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars) (Unaudited)

September 30, 2005

2.

Significant Accounting Policies (continued)

g)

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

h)

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

i)

Comprehensive income

Under SFAS 130, the company is required to record certain gains and losses as a component of Stockholders' Equity, with the current changes in the component balances comprising the balance sheet figure disclosed in a separate statement or in a financial statement note.  The loss for the period is the same as the comprehensive loss for the period.

j)

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

k)

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

l)

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

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(a Development Stage Enterprise)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars) (Unaudited)

September 30, 2005

2.

Significant Accounting Policies (continued)

m)

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

3.

Business Combination

On May 12, 2005, the company acquired 86.8% of the common stock of Wentworth Oil & Gas, Inc., a Nevada corporation, by the issuance of 1,416,000 shares in the common stock of the company at a deemed value of $0.001 per share.  On August 4, 2005, a further 11.0% was acquired for a total of 97.8%.  Wentworth Oil & Gas, Inc. owns an interest in the J.B. Henry #1 natural gas prospect (see note 5), and management expects the acquisition to produce significant revenue and cash flow for the company.

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(a Development Stage Enterprise)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars) (Unaudited)

September 30, 2005

3.

Business Combination (continued)

The Consolidated Statement of Operations and Deficit includes the results of operations of Wentworth Oil & Gas, Inc. for the period from May 12, 2005 to September 30, 2005.  The unaudited pro forma combined results of operations, as if Wentworth Oil & Gas, Inc. had been acquired at the beginning of 2004, are estimated to be:

	Cumulative, Inception to September 30,	3 months ended September 30,		9 months ended September 30,
	2005	2005	2004	2005	2004

Revenue	$ 105,740	$ 5,000	$ -	$ 5,000	$ -

Loss for the period	$ (852,313)	$ (291,271)	$ (58,441)	$ (824,942)	$ (60,997)

Loss per share	$ (0.148)	$ (0.023)	$ (0.009)	$ (0.076)	$ (0.010)

4.

Prepaid Expenses

The company entered into two publicity agreements during the period requiring deposits prior to delivery of services.  These prepaid deposits totalled $265,625 and are being expensed over the terms of each contract.

5.

Oil and Gas Reserves and Related Financial Information

a)

Oil and gas property - McMullen County, Texas

Through its subsidiary, Wentworth Oil & Gas, Inc., the company owns a 9% working interest (a 6.75% net revenue interest) in the J.B. Henry #1 natural gas re-entry prospect located in central McMullen County, Texas.  Following completion of a planned re-entry of the J.B. Henry #1 well, the company will have an option to participate, as to a 9% undivided interest, in the re-entry of the E.M. Henry #2 natural gas well at an estimated cost to the company of an additional $50,000.

The company's subsidiary owned an 18% interest prior to August 2005, at which time it sold one-half of its interest, equivalent to 9%, for $180,463.  These funds were used to settle the majority of the amounts owing to the operator, including $80,000 of promissory notes and $16,000 of cash bonuses on those notes.  Prior to the company's acquisition, Wentworth Oil & Gas, Inc. recorded a loss of approximately $108,000 against the cost of the property.

b)

Oil and gas property - Archer County, Texas

The company also owns a 100% working interest (an 81.25% net revenue interest) in the Wuckowitsch and Burnett property covering approximately 240 acres in Archer County, Texas.  The company purchased the leases to this property by issuing 10,000 common shares.  The property comprises four producing wells and 38 inactive wells.  Management intends to reactivate the inactive wells at an estimated cost to the company of $150,000.

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(a Development Stage Enterprise)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars) (Unaudited)

September 30, 2005

5.   Oil and Gas Reserves and Related Financial Information (continued)

c)

Costs incurred in oil and gas property acquisition, exploration and development activities

Costs incurred in oil and gas property acquisition, exploration and development activities are summarized as follows:

September 30, 2005
Acquisitions:
Proved producing reserves	$ -
Proved undeveloped reserves	180,463
Unproved properties	8,087
Development costs	-
Explorations costs	-

$ 188,550

d)

Proved oil and gas reserve quantities (unaudited)

At September 30, 2005, the estimated oil and gas reserves for the J.B. Henry #1 prospect presented herein were derived from a report dated August 2, 2004 prepared by Flatrock Engineering & Environmental, Ltd., an independent engineering firm.  The company cautions that there are many inherent uncertainties in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures.  Accordingly, these estimates are likely to change as future information becomes available, and these changes could be material.

Estimated quantities of proved reserves (all of which are classified as proved undeveloped and are located within the United States), as well as the changes in proved reserves during the period ended September 30, 2005, are presented in the following table:

	Crude Oil (BLS)	Natural Gas (MCF)

Proved undeveloped reserves, beginning	-	-
Purchase of 9% working interest in reserves	-	89,633
Production	-	-

Proved undeveloped reserves, end of period	-	89,633

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

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(a Development Stage Enterprise)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars) (Unaudited)

September 30, 2005

5.   Oil and Gas Reserves and Related Financial Information (continued)

e)

Proved oil and gas reserve quantities (unaudited) (continued)

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

f)

Standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities (unaudited)

The table below sets forth a standardized measure of the estimated discounted future net cash flows attributable to the company's 9% undivided interest in proved undeveloped oil and gas reserves.  Estimated future cash inflows were computed by applying an estimated $4.55 per MCF price to the estimated future production of proved gas reserves at September 30, 2005 discounted at 10%.  The future production and development costs represent the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions.

September 30, 2005

Future cash inflows	$ 407,816
Future cash outflows;
Development costs	-
Production costs	147,328

Future net cash flows	260,488
Adjustment to discount future annual cash flows at 10%	(124,052)

Standardized measure of discounted future cash flows	$ 136,436

The following table summarizes the principal factors comprising the changes in the standardized measure of estimated discounted net cash flows:

September 30, 2005

Standardized measure, beginning	$ -
Purchase of proved undeveloped reserves	136,436
Sales of oil and gas, net of production costs	-

Standardized measure, end of period	$ 136,436

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(a Development Stage Enterprise)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars) (Unaudited)

September 30, 2005

6.    Equipment

	Cost	Accumulated Amortization	Net Book Value

Office equipment	$ 2,523	$ 682	$ 1,841
Furniture and fixtures	345	34	311
	$ 2,868	$ 716	$ 2,152

7.   Convertible Loans Payable

September 30, 2005

16% Convertible Note	$ 20,000

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

10% Convertible Line of Credit	262,481

An unsecured $1,000,000 line of credit due August 22, 2008 with interest payable annually at 10% per annum commencing August 22, 2006, and a bonus of 100,000 shares of the common stock of the company.  The lender is entitled, at its option, to convert any or all of the principal and accrued interest into shares of the common stock of the company at a price of $0.90 per such share at any time prior to maturity.

Total	$ 465,981

8.   Related Party Transactions

a)

During the period, the company entered into transactions with related parties as follows:

Management fees paid to corporations controlled by directors

$157,594

Rent paid to a corporation controlled by a director

$    2,700

Rent paid to a director

$    2,139

Consulting fees paid to a director

$    4,500

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(a Development Stage Enterprise)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars) (Unaudited)

September 30, 2005

8.   Related Party Transactions (continued)

b)

As at September 30, 2005, $3,842 was owed to a director and corporations owned by directors of the company in respect of unpaid fees and expenses.  The amount due to related parties is unsecured, without interest or stated terms of repayment, accordingly fair value can not be reliably determined.

9.

Warrants Outstanding

	Number of warrants	Exercise price	Expiry date

Outstanding at December 31, 2004	-	-	-

Warrants granted	120,000	$0.75	July 4, 2006
Warrants exercised	-	-	-

Outstanding at September 30, 2005	120,000	$0.75

10.

Stock-Based Compensation

The company grants options to directors, officers, and consultants to acquire common stock.  As disclosed in note 2(k) the company has prospectively adopted the recommendations of SFAS 123(R) with respect to stock-based compensation.

The company issued 6,025,000 options during the year to date.  Using the below assumptions, the fair value of each option granted is nil, and no compensation expense was recorded in the operations.

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

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(a Development Stage Enterprise)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars) (Unaudited)

September 30, 2005

10.

Stock-Based Compensation (continued)

	Number of options	Exercise price	Expiry date

Outstanding at December 31, 2004	-	-

Options granted	1,800,000	$0.50	February 28, 2009
Options granted	3,500,000	$0.25	February 28, 2008
Options granted	375,000	$0.50	February 28, 2008
Options granted	350,000	$0.25	February 28, 2007
Options exercised	(840,000)	$0.25	-

Outstanding at September 30, 2005	5,185,000	$0.25-$0.50

11.

Commitments

The company has entered into the following consulting agreements:

a)

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

b)

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

c)

In October 2005, the company entered into a management agreement with a corporation controlled by the CEO of the company.  This agreement replaces an agreement with another corporation controlled by the same CEO, which was effective April 2, 2005 and was terminated by the corporation on September 30, 2005.  The corporation will be paid $13,700 per month for consulting services, and an annual bonus based on performance of the company.  Remuneration also includes a minimum of 1,000,000 options.  The agreement is for a term of five years.  If the agreement is terminated by the company without notice, damages are payable equal to 12 times the monthly fee.

d)

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

September 30, 2005

11.

Commitments (continued)

e)

Effective June 1, 2005, pursuant to which an investor relations consultant will be paid 400,000 shares of common stock for a twelve month period commencing August 1, 2005.

f)

Effective June 1, 2005, pursuant to which a public relations consultant will be paid $500 and 5,000 shares of common stock per month commencing August 2005 and ending June 1, 2006.

g)

Effective June 16, 2005, pursuant to which an investor relations consultant will be paid $5,000 per month commencing July 2005 and 250,000 shares of common stock in four quarterly installments.  The company may terminate the agreement upon 30 days' notice and the payment of a $5,000 termination fee.

12.

Subsequent Events

a)

In October 2005, the company granted stock options to purchase from the company 100,000 shares of common stock at a price of $0.50 per share at any time prior to February 28, 2008.

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

Plan of Operations

We expect to acquire interests in several oil and gas projects during the next 12 months.  During the nine months ended September 30, 2005, we acquired, directly and indirectly, interests in two oil and gas projects.

On March 22, 2005, we entered into an agreement to acquire Wentworth Oil & Gas, Inc., a Nevada corporation, and during the second and third quarters of 2005 we issued a total of 1,596,000 shares of our common stock to purchase 97.8% of its outstanding common stock.  We intend to purchase the remaining shares by December 31, 2005 by the issuance of an additional 36,000 of our shares.

Wentworth Oil & Gas, Inc. owned an 18% working interest in the Henry Dome gas project located in McMullen County approximately 60 miles south of San Antonio, Texas.  In August 2005, Wentworth Oil & Gas, Inc. sold half of its interest in the project for $180,463, and retains a 9% working interest. Located upon the lease are two 10,000 foot vertical wells that lend themselves to have 1,500 foot lateral holes drilled in a northwest direction to intersect fractures in the Edwards Limestone.  One such well has had a lateral hole drilled and is in the process of being completed.  Rates of 3 to 5 million cubic feet of gas (MMCFG) per day are expected from this well, along with the other re-entry plus two future wells to be drilled.  Ultimate reserves expected from the four wells are 14,000 MMCFG, in which Wentworth Oil & Gas, Inc. will own its proportionate interest.

As of September 1, 2005, we purchased a 100% working interest (an 81.25% net revenue interest) in four producing North Texas oil wells and related leases.  Collectively, the leases cover approximately 240 acres about 120 miles northwest of Fort Worth.  Located on the leases are two deep inactive wells, three shallow injection wells, 33 shallow inactive wells, and four shallow producing wells.  We expect production to yield 30 to 50 barrels of oil per day, and we plan to reactivate the non-producing wells and implement additional secondary recovery to increase that production.  As consideration for the property, we issued 10,000 shares of our common stock.

We are presently negotiating the purchase of a 100% interest in the 1,500-acre Asphalt Ridge Tar Sands project near Vernal, Utah for shares of our common stock and a royalty equal to 12% of the net proceeds from the property.  The property is located within the largest bituminous sandstone deposit in the Uinta Basin.  The oil-saturated sands are in the Mesa Verde Group and the Duchesne River Formation and have been identified at varying depths from the surface to 250 feet and are expected to be recoverable using open-pit mining techniques.

During the third quarter, we received $166,481 of proceeds from a convertible line of credit (see "Management=s Discussion and Analysis of Financial Condition and Results of Operations") and raised $300,000 by the issuance of our common stock.  This satisfied our cash requirements for the quarter, but we must draw down further on our line of credit and sell additional common stock in the ensuing 12 months to finance operations, and the acquisition and development of our oil and gas projects.

Management=s Discussion and Analysis of Financial Condition and Results of Operations

During the third quarter of 2005, we incurred a consolidated net loss of $291,451, as compared to net loss of $1,250 during the third quarter of 2004.  Making up most of the loss for the third quarter of 2005 were: $83,476 of consulting fees relating to the commencement of operations, investigation of oil and gas project opportunities, and financing; $73,500 of management fees; $49,252 of finance costs relating to the arrangement of a $1,000,000 convertible line of credit (see below) and convertible loans advanced during the preceding quarter; and $34,918 relating to public relations and investor relations.  This compares with $1,250 of expenses, being accounting fees, in the same period in 2004.  We had $5,000 of oil revenue during the third quarter of 2005 from production from our North Texas wells.

As of September 30, 2005, we had no cash on hand and a working capital deficiency of $254,658.  This represents an improvement in our working capital deficiency of $354,100 since the end of our first quarter.  Of this improvement, $248,692 arose from the prepayment of expenses relating to investor relations services, and $131,248 from the payment of accrued management fees by the exercise of stock options.

Funds were provided during the quarter by the issuance of $300,000 of common stock and $166,481 of advances on a convertible line of credit.  The line of credit, entered into in August 2005, is for a maximum of $1,000,000, and may be increased to $4,000,000 upon the achievement of certain performance criteria.  Interest accrues at 10% calculated and payable annually and a 2% loan fee is deducted from each advance of funds.  The line of credit has a three year term and may be converted at any time into shares of our common stock at a price of $0.90 per share.  A 100,000-share origination fee was paid in respect of the line of credit.

During the quarter, we used funds primarily for operating activities.  During the same period in 2004, we were inactive and no cash was used or provided.

Off-Balance Sheet Arrangements

As of September 30, 2005 and during the quarter then ended, we had no off-balance sheet arrangements reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

PART II B OTHER INFORMATION

Item 1.   Legal Proceedings

During the third quarter of 2005, we were not a party to any litigation, nor were we aware of any proceedings contemplated by a governmental authority.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2005, we sold the following equity securities that were not registered under the Securities Act:

Date	Description	Number	Purchaser	Proceeds	Consideration	Exemption
Aug 4, 05	Common stock	6,000	Dr. John A. Thiessen Inc.	$1,500	Bonus	Reg. S
Aug 4, 05	Common stock	40,000	Caren Holtby	10,000	Stock *	Reg. S
Aug 4, 05	Common stock	40,000	Nautilus Capital Corp.	10,000	Stock *	Reg. S
Aug 4, 05	Common stock	20,000	Derek Lanser	5,000	Stock *	Reg. S
Aug 4, 05	Common stock	20,000	Patrick Forseille	5,000	Stock *	Reg. S
Aug 4, 05	Common stock	20,000	Sandra Burnett	5,000	Stock *	Reg. S
Aug 4, 05	Common stock	40,000	Admiralty Fund Ltd.	10,000	Stock *	Reg. S
Aug 4, 05	Common stock	120,000	Kelburn Corporation	90,000	Cash	Reg. S
Aug 4, 05	Common stock	400,000	Warrior Capital, LLC	100,000	Services	Sec. 4(2)
Aug 4, 05	Common stock	20,833	Crosscheck Capital, LLC	5,208	Services	Sec. 4(2)
Aug 4, 05	Common stock	15,000	Barry Forward	3,750	Services	Reg. S
Aug 4, 05	Common stock	9,000	Daniel Leonard	2,250	Services	Sec. 4(2)

Sep 13, 05	Common stock	100,000	Kelburn Corporation	25,000	Origination fee	Reg. S
Sep 13, 05	Common stock	41,667	Crosscheck Capital, LLC	10,417	Services	Sec. 4(2)
Sep 13, 05	Common stock	15,000	Barry Forward	3,750	Services	Reg. S
Sep 13, 05	Common stock	6,000	Daniel Leonard	4,500	Services	Sec. 4(2)
Sep 28, 05	Common stock	8,000	James B. Speers Jr.	6,480	Asset	Sec. 4(2)
Sep 28, 05	Common stock	1,000	James B. Speers III	810	Asset	Sec. 4(2)
Sep 28, 05	Common stock	500	John M. Speers	405	Asset	Sec. 4(2)
Sep 28, 05	Common stock	500	Amy M. Green	405	Asset	Sec. 4(2)
Total		923,500		$299,475

*  Stock in Wentworth Oil & Gas, Inc.

Item 3.   Defaults Upon Senior Securities

There were no material defaults with respect to any of our indebtedness during the third quarter of 2005.

Item 4.   Submission of Matters to a Vote of Security Holders

During the third quarter of 2005, no matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise.

Item 5.   Other Information

As of October 1, 2005, we entered into a consulting agreement with Panterra Capital Inc., a company controlled by John G. Punzo, a director and Chief Executive Officer of Wentworth Energy, Inc.  The agreement, attached at Exhibit 10.1, provides for, among other things, the payment of fees of $13,700 per month and the grant of options to purchase not less than 1,000,000 shares of our common stock per year.  On September 30, 2005, our consulting agreement with Paradigm Process, Inc., also a company controlled by John G. Punzo, was terminated by the parties.

Item 6.   Exhibits and Reports on Form 8-K

Index of Exhibits

10.7 B Agreement between the Company and Panterra Capital, Inc. to provide the service of John Punzo

15.1 B Report of Independent Registered Public Accounting Firm

31.1 B Rule 13a-14a/15d-14(a) Certification by Chief Executive Officer

31.2 B Rule 13a-14a/15d-14(a) Certification by President and Acting Chief Financial Officer

32.1 B Section 1350 Certification by Chief Executive Officer

32.2 B Section 1350 Certification by President and Acting Chief Financial Officer

Reports on Form 8-K

During the third fiscal quarter, the Company filed the following Form 8-Ks, the full text of which is available from the EDGAR database, and which are incorporated by reference in this Form 10-QSB:

Filing Date	Description
July 19, 2005	Item 3.02 Unregistered sale of equity securities
August 8, 2005	Item 4.01 Changes in registrant's certifying accountant
August 23, 2005	Item 4.01 Changes in registrant's certifying accountant
August 25, 2005	Item 3.02 Unregistered sale of equity securities

August 30, 2005	Item 5.02 Departures of directors or principal officers, election of directors, and appointment of principal officers
September 1, 2005	Item 2.01 Completion of acquisition or disposition of assets
September 19, 2005	Item 1.01 Entry into a material definitive agreement
September 23, 2005	Item 8.01 Other events

Subsequent to the end of the third quarter, the Company filed the following Form 8-Ks:

Filing Date	Description
October 3, 2005	Item 5.02 Departures of directors or principal officers, election of directors, and appointment of principal officers
November 9, 2005

Item 2.01 Completion of acquisition or disposition of assets

Item 3.02 Unregistered sale of equity securities

Item 5.02 Departures of directors or principal officers, election of directors, and appointment of principal officers

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WENTWORTH ENERGY, INC.

Date

November 14, 2005

/s/John G. Punzo

John G. Punzo, CEO

Date

November 14, 2005

/s/Francis K. Ling

Francis K. Ling, CFO

Exhibit 10.1.   Material Contracts

THIS AGREEMENT made as of and to have effect from the 1st day of October, 2005

BETWEEN:

WENTWORTH ENERGY, INC., a company duly incorporated under the laws of the State of Oklahoma, having its head office at Suite 1400, 115 West 7th Street, Fort Worth, Texas, 76102 (hereinafter called the "Company")

OF THE FIRST PART

AND:

PANTERRA CAPITAL INC., a company duly incorporated under the laws of the Province of British Columbia, having its head office at 16149 Morgan Creek Crescent, South Surrey, British Columbia, V3S 0J2, Canada (hereinafter called the "Consultant")

OF THE SECOND PART

WHEREAS the Company is a reporting company whose common stock is registered pursuant to the Securities Exchange Act of 1934 and listed for trading on the Pink Sheets;

WHEREAS the Consultant is controlled by John G. Punzo; and

WHEREAS the Company wishes to engage the Consultant as advisor and the Consultant has agreed to be engaged by the Company on the terms and conditions hereinafter set forth.

NOW THEREFORE THIS AGREEMENT WITNESSES that in consideration of the premises and of the covenants and agreements hereinafter contained, the parties hereto have agreed as follows:

1.

DUTIES AND DEVOTION OF TIME

1.01

The Consultant will at all times provide the services of John G. Punzo as consultant to, and Chief Executive Officer of, the Company.

1.02

It is acknowledged and agreed by the Consultant that the work of the Consultant is and will be of such a nature that regular hours may be impossible and there may be occasions in which the Consultant will be required to work more than eight hours per day and five days per week.  It is also anticipated that there will be certain evenings, Saturdays, Sundays and holidays during which the Consultant will be required to work.  The work of the Consultant is of an advisory and supervisory nature and accordingly the Consultant agrees that the consideration herein set forth will be in full and complete satisfaction for the Consultant's work and services, no matter how or when performed, and the Consultant hereby releases the Company from any claims for overtime pay or compensation whatsoever which the Consultant might have by reason of any existing or future legislation or otherwise.

1.03

During the term of this agreement, the Consultant will be responsible for, but not limited to:

a)

identification, review, negotiation, acquisition and maintenance of oil and gas property interests;

b)

planning exploration and development;

c)

locating and securing financing;

d)

negotiating contracts;

e)

hiring and terminating personnel and consultants;

f)

regulatory compliance;

g)

liaising with counsel, auditors and transfer agents;

h)

conducting meetings of shareholders and prospective shareholders;

i)

market maintenance; and

j)

responding to shareholder and stock broker communications and inquiries.

1.04

In conducting its duties under this agreement, the Consultant will report to the Company's board of directors and will act consistently with its directives and policies.

2.

TERM

2.01

The effective date of this agreement is the date set out above and the engagement of the Consultant hereunder will from such date continue until terminated in accordance with the terms and provisions of this agreement, but in any case not more than five years from the date hereof, unless extended by the parties in writing.

3.

REMUNERATION

3.01

The Consultant will faithfully, honestly and diligently provide services to the Company as set out herein in consideration of which the Company will pay the Consultant a monthly fee (the "Monthly Fee") of US$13,700.00 payable monthly.

3.02

The Company will grant to the Consultant or its principals options from time to time to purchase common stock of the Company in such amount and under such terms as is approved by the Company's board of directors, but in any case options to purchase not less than 1,000,000 shares of the Company's common stock.

3.03

The Company will pay to the Consultant an annual bonus based upon the Company's financial results, oil and gas production, and price performance of its common stock.

3.04

The Consultant acknowledges it is an independent contractor, not an employee, and as such is solely responsible for the payment or remittance of all deductions, taxes and assessments relating to this engagement, and agrees to save the Company harmless from, and indemnify the Company for, any and all liability therefrom.

4.

AMENDMENT OF REMUNERATION PAYABLE

4.01

The remuneration payable to the Consultant may be altered from time to time during the term of this agreement by mutual agreement between the parties in writing, executed by the parties hereto.

5.

REIMBURSEMENT FOR EXPENSES

5.01

The Consultant will be reimbursed for all reasonable out-of-pocket expenses incurred by the Consultant in or about the execution of the Company's engagement, PROVIDED THAT such expenses in exceeding US$5,000.00 in any month shall be approved in advance by the Company's board of directors in writing.

6.

INTERRUPTION OF COMPANY'S BUSINESS

6.01

If during the term of this agreement the Company discontinues or interrupts the operations of its business for a period of 180 days, then this agreement will automatically terminate without liability on the part of either of the parties hereto.

7.

NOTICE

7.01

Any notice to be given under this agreement will be in writing and will be deemed to have been given if sent by telecopy, or delivered or sent by prepaid registered post addressed to the respective addresses of the parties appearing on the first page of this agreement (or to such other address as one party provides to the other in a notice given according to this paragraph).  Where a notice is given by registered post, it shall be conclusively deemed to be given and received on the fifth day after its deposit in a post office at any place in United States or Canada.

8.

CONFIDENTIAL INFORMATION

8.01

The parties hereto acknowledge and agree that the Consultant by virtue of engagement with the Company will have access to confidential and secret information and therefore the Consultant agrees that during the term of this agreement and on termination or expiry of the same, for any reason whatsoever, it will not divulge or utilize to the detriment of the Company any such confidential or secret information so obtained.

9.

TERMINATION OF AGREEMENT

9.01

Notwithstanding any other provision herein, it is understood and agreed by and between the parties hereto that the Consultant may terminate this agreement in its entirety at any time by giving the Company not less than 60 days' written notice of such intention to terminate.

9.02

The Company may terminate this agreement in its entirety without cause at any time by delivering to the Consultant notice of termination in writing and paying to the Consultant a severance fee as liquidated damages and in lieu of notice equal to:

a)

12 multiplied by

b)

the Monthly Fee payable hereunder for the last whole month preceding the date of such termination.

9.03

The Consultant hereby agrees that the notice referred to in paragraph 9.02 herein is sufficient notice, and that the Company will not be liable to pay any further monies, notwithstanding that such termination may be without cause.  The expression "such further monies" will include, without restricting the generality of the foregoing, additional fees, bonuses, penalties and any or all other compensation arising out of the engagement of the Consultant.  Any advance payment, or portion thereof, of fees provided for in paragraph 3.01 hereto shall be refunded forthwith by the Consultant to the Company.

9.04

In the event that the Consultant will at any time during the term hereof by reason of illness or mental or physical disability or incapacity be prevented from or incapable of performing the Consultant's duties hereunder, then the Consultant will be entitled to receive the remuneration provided for herein at the rate hereinbefore provided for the period during which such incapacity will continue but not exceeding six consecutive months and, if such incapacity will continue for a longer period, then the engagement of the Consultant may, at the option of the Company's board of directors, be forthwith terminated, and the Consultant will not be entitled to any compensation from the Company in respect of such termination.

10.

INDEPENDENT ACTIVITIES

10.01

Except as expressly provided herein, the Consultant shall have the free and unrestricted right to independently engage in and receive the full benefit of any and all business endeavours of any sort whatsoever, whether or not competitive with the endeavours contemplated herein, without consulting the Company or inviting or allowing the Company to participate therein.  The Consultant shall not be under any fiduciary or other duty to the Company which will prevent it from engaging in or enjoying the benefits of competing endeavours.

10.02

Notwithstanding paragraph 10.01, the Consultant shall not, directly or indirectly, be a director, officer, consultant, employee or controlling owner any corporation or other entity that has owns or will own oil or gas interests without the prior written consent of the Company's board of directors.  Where the Company's board of directors has considered and declined to acquire a particular oil or gas interest, such consent shall be deemed to have been given.

11.

MISCELLANEOUS

11.01

This agreement shall enure to the benefit of and be binding upon the parties hereto and their respective successors and permitted assigns.

11.02

This Agreement shall be governed by and construed in accordance with the laws of the State of Oklahoma which shall be deemed to be the proper law hereof.

11.03

All rights and remedies of either party hereunder are cumulative and are in addition to, and shall not be deemed to exclude, any other right or remedy allowed by law.  All rights and remedies may be exercised concurrently.

11.04

Should any part of this agreement be declared or held invalid for any reason, such validity shall not affect the validity of the remainder which shall continue in full force and effect and be construed as if this agreement had been executed without the invalid portion and it is hereby declared the intention of the parties hereto that this agreement would have been executed without reference to any portion which may, for any reason, be hereafter declared or held invalid.

11.05

No condoning, excusing or waiver by any party hereto of any default, breach or non-observance by any other party hereto at any time or times in respect of any covenant, proviso or condition herein contained shall operate as a waiver of that party's rights hereunder in respect of any continuing or subsequent default, breach or non-observance, or so as to defeat or affect in any way the rights of that party in respect of any such continuing or subsequent default, breach or non-observance, and no waiver shall be inferred from or implied by anything done or omitted to be done by the party having those rights.

11.06

This agreement may not be modified or amended except by an instrument in writing signed by the parties hereto or by their successors or permitted assigns.

11.07

The titles of headings to the respective paragraphs of this agreement shall be regarded as having been used for reference and convenience only.

11.08

Time shall be of the essence in this agreement.

11.09

This agreement may be executed in several parts in the same form and such parts as so executed will together constitute one original agreement, and such parts, if more than one, will be read together as if all the signing parties hereto had executed one copy of this agreement.

11.10

This agreement constitutes the entire agreement between the parties hereto and supersedes all prior agreements and understandings, oral or written, by and between any of the parties hereto with respect to the subject matter hereof.

11.11

This agreement may not be assigned by any of the parties hereto without the prior written consent of the other party.

IN WITNESS WHEREOF the parties hereto have executed this agreement as of the day and year first above written.

The common seal of Wentworth Energy, Inc.

)

was hereunto affixed in the presence of:

)

)

/s/Gordon C, McDougall

)

     C/S

The common seal of Panterra Capital Inc. was

)

hereunto affixed in the presence of:

)

)

/s/John G. Punzo

)

     C/S

Exhibit 15.1.   Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying balance sheet of Wentworth Energy, Inc. (formerly Avondale Capital I Corp.) (a development stage company) as of September 30, 2005 and the related statement of operations for the three and nine months ended September 30, 2005 and the statement of cash flows for the three and nine month periods ended September 30, 2005. These financial statements are the responsibility of the Company's management.

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

Note 1 of the Company's audited financial statements as of December 31, 2004, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at December 31, 2004. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matters in Note 1 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 1 of the Company's unaudited interim financial statements as of September 30, 2005, and for the three and nine months then ended, the Company has continued to suffer recurring losses from operations and still has no established source of revenue at September 30, 2005. The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully Submitted,

\s\ MacKay LLP, Chartered Accountants

Vancouver, British Columbia, Canada

November 10, 2005

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

Date:

November 14, 2005

/s/John G. Punzo

John G. Punzo, CEO

Exhibit 31.2.   Certification by Chief Financial Officer

I, Francis K. Ling, Chief Financial Officer of Wentworth Energy, Inc. (the ACompany@), certify that:

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

November 14, 2005

/s/Francis K. Ling

Francis K. Ling, CFO

Exhibit 32.1.   Section 1350 Certification by Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wentworth Energy, Inc. (the ACompany@) on Form 10-QSB for the quarter ending September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the AReport@), I, John G. Punzo, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/John G. Punzo

John G. Punzo, CEO

November 14, 2005

Exhibit 32.2.   Section 1350 Certification by Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wentworth Energy, Inc. (the ACompany@) on Form 10-QSB for the quarter ending September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the AReport@), I, Francis K. Ling, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Francis K. Ling

Francis K. Ling, CFO

November 14, 2005