Form 10QSB/A
period 2005-09-30
WENTWORTH ENERGY, INC.
filed 2006-02-09
CIK 1138932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

[    ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

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

              Yes [  ]    No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 9, 2005, 14,773,357 shares of $0.001 par value common stock

Transitional Small Business Disclosure Format (Check one):

Yes [  ]  No [X]

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

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(a Development Stage Enterprise)

Consolidated Statement of Stockholders' Equity (Deficit) (continued)

(Expressed in US Dollars) (Unaudited)

For the period from Inception to September 30, 2005

Number of shares	Par value	Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total

Balance, December 31, 2004	4,770,000	4,770	10,351	(27,371)	(12,250)

February 22, 2005 issuance of common stock for cash	2,000,000	2,000	-	-	2,000

March 15, 2005 issuance of common stock for cash	3,000,000	3,000	27,000	-	30,000

March 15, 2005 issuance of common stock for services	100,000	100	900	-	1,000

April 15, 2005 issuance of common stock for services	50,000	50	12,450	-	12,500

May 12, 2005 issuance of stock to purchase Wentworth Oil & Gas, Inc.	1,416,000	1,416	-	-	1,416

Reduction in additional paid-in capital upon consolidation	-	-	(206,657)	-	(206,657)

June 6, 2005 issuance of common stock for cash	896,000	896	223,104	-	224,000

June 6, 2005 issuance of common stock for debt settlement	50,000	50	12,450	-	12,500

June 6, 2005 issuance of common stock for bonus on convertible note	30,000	30	44,970	-	45,000

June 6, 2005 issuance of common stock for finders's fee	17,857	18	12,482	-	12,500

August 4, 2005 issuance of stock to purchase Wentworth Oil & Gas, Inc.	180,000	180	-	-	180

August 4, 2005 issuance of common stock for bonus on convertible note	6,000	6	1,494	-	1,500

August 4, 2005 issuance of common stock for cash	120,000	120	89,880	-	90,000

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

Item 2.   Management's Discussion and Analysis or Plan of Operations

Any statements contained herein that are not statements of historical fact may be deemed forward-looking statements.  Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  Wentworth Energy, Inc. (the "Company" and sometimes "we", "us", "our" and derivatives of such words) undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. These forward-looking statements should be read in conjunction with our disclosures included in our Form 10-KSB for the fiscal year ended December 31, 2004.

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

During the third quarter, we received $166,481 of proceeds from a convertible line of credit (see "Management's Discussion and Analysis of Financial Condition and Results of Operations") and raised $300,000 by the issuance of our common stock.  This satisfied our cash requirements for the quarter, but we must draw down further on our line of credit and sell additional common stock in the ensuing 12 months to finance operations, and the acquisition and development of our oil and gas projects.

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

February 8, 2006

/s/John G. Punzo

John G. Punzo, CEO

Date

February 8, 2006

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

/s/John G. Punzo

)

     C/S

Exhibit 15.1.   Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying balance sheet of Wentworth Energy, Inc. (formerly Avondale Capital I Corp.) (a development stage company) as of September 30, 2005 and the related statement of operations for the three and nine months ended September 30, 2005 and the statement of cash flows for the three and nine months ended September 30, 2005. These financial statements are the responsibility of the Company's management.

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

February 6, 2006

Exhibit 31.1.   Certification by Chief Executive Officer

I, John G. Punzo, Chief Executive Officer of Wentworth Energy, Inc. (the "Company"), certify that:

1.

I have reviewed this amended quarterly report on Form 10-QSB/A of Wentworth Energy, Inc.;

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

February 8, 2006

/s/John G. Punzo

John G. Punzo, CEO

Exhibit 31.2.   Certification by Chief Financial Officer

I, Francis K. Ling, Chief Financial Officer of Wentworth Energy, Inc. (the "Company"), certify that:

1.

I have reviewed this amended quarterly report on Form 10-QSB/A of Wentworth Energy, Inc.;

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

February 8, 2006

/s/Francis K. Ling

Francis K. Ling, CFO

Exhibit 32.1.   Section 1350 Certification by Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Amended Quarterly Report of Wentworth Energy, Inc. (the "Company") on Form 10-QSB/A for the quarter ending September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John G. Punzo, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/John G. Punzo

John G. Punzo, CEO

February 8, 2006

Exhibit 32.2.   Section 1350 Certification by Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Amended Quarterly Report of Wentworth Energy, Inc. (the ACompany@) on Form 10-QSB/A for the quarter ending September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the AReport@), I, Francis K. Ling, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Francis K. Ling

Francis K. Ling, CFO

February 8, 2006