Form 10KSB
period 2005-12-31
Wentworth Energy, Inc.
filed 2006-04-17
CIK 1138932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 0-32593

Wentworth Energy, Inc.

(Name of small business issuer in its charter)

Oklahoma, United States

(State or other jurisdiction of incorporation or organization)

73-1599600

(I.R.S. Employer Identification No.)

Suite 1415, 115 West 7th Street, Fort Worth, Texas, 76102

(Address of principal executive offices)

(877) 329-8388

(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:   Shares of common stock, par value $0.001

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes [X]       No [  ]

Disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.          [  ]

Indicate by check mark whether the registrant is a shell company.          Yes [  ]          No [X]

State issuer’s revenues for its most recent fiscal year:    $29,673

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:   $35,702,380 on March 16, 2006

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:    As of March 16, 2006, 15,900,285 shares of $0.001 par value common stock

Documents incorporated by reference:      None

Transitional Small Business Disclosure Format (Check one):          Yes [  ]       No [X]

0

Cautionary Statement

Wentworth Energy, Inc. (formerly Avondale Capital I Corp.) (the “Company” and sometimes “we,” “us,” “our” and derivatives of these words) is including the following discussion to inform existing and potential security holders generally of some of the risks and uncertainties that can affect us.  Statements made in this Annual Report on Form 10-KSB may be forward-looking statements.  In addition, from time to time, we may otherwise make forward-looking statements to inform existing and potential security holders about the Company.  These statements may include projections and estimates concerning the timing and success of specific projects and our future income, expenses and capital spending.  Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes.  In addition, except for the historical information contained in this report, the matters discussed in this report are forward-looking statements.  These statements by their nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors.  Should any of the assumptions underlying a forward-looking statement prove incorrect, actual results could vary materially.

PART I

Item 1.

Description of Business

Business Development

The Company was incorporated as a blank check company under the laws of the State of Oklahoma on October 31, 2000.  Effective on September 16, 2002, we acquired all of the shares of stock of FHW, Inc. an Oklahoma corporation ("FHW") providing consulting services to businesses primarily in the nature of finance, bank lending and other forms of corporate finance.  We discontinued these operations during the fourth fiscal quarter of 2003 and we remained inactive until February 23, 2005 when a new board of directors was appointed and we commenced operations as an oil and gas exploration and development company.  On February 24, 2005, we changed our name from Avondale Capital I Corp. to Wentworth Energy, Inc.  We are an exploration stage enterprise.

Business of Issuer

Principal Products

We are an oil and gas exploration and development company.  Our primary objective is to identify, acquire and develop interests in underdeveloped oil and gas projects.  We intend to acquire underdeveloped working interests, royalty interests and producers, often under control of small family-owned operators who are interested in selling out..

Competitive Business Conditions

The profitability of our operations depends primarily on the production of oil and gas in commercially profitable quantities.  The acquisition, exploration and development of oil and gas properties is a highly competitive business. Many companies with which we compete have significantly greater financial and staff resources.  These competitive disadvantages could materially and adversely affect our ability to acquire new properties or develop existing properties.

Dependence on Major Customers

During 2005, we sold our oil to Teppco Crude Oil, LP and ConocoPhillips Company at then-current market prices.  We have no obligations to provide oil or gas in fixed quantities or at fixed prices.

Regulations

In the United States, legislation affecting the oil and gas industry has been pervasive and is under constant review for amendment or expansion. Under this legislation, numerous federal, state and local departments and agencies have issued extensive rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. These laws and regulations have a significant impact on oil and gas drilling, gas processing plants and production activities, increase the cost of doing business and, consequently, affect profitability. Inasmuch as new legislation affecting the oil and gas industry is commonplace and existing laws and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with these laws and regulations.  We consider the cost of environmental protection a necessary and manageable part of our business. We have been able to plan for and comply with new environmental initiatives without materially altering our operating strategies.

Our operations are subject to various types of regulation at the federal, state and local levels. These regulations include requiring permits for the drilling wells; maintaining prevention plans; submitting notification and receiving permits in relation to the presence, use and release of certain materials incidental to oil and gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface plugging and abandoning of wells and the transporting of production. Our operations are also subject to various conservation matters, including the number of wells which may be drilled in a unit, and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties. In addition state conservation laws establish maximum rates of production oil and gas wells, generally limit the venting or flaring of gas, and impose certain requirements regarding the ratable purchase of production. The effect of these regulations is to limit the amounts of oil and gas we can produce from our wells and to limit the number of wells or the locations at which we can drill.

Our exploration, development, and production of oil and gas, including our operation of saltwater injection and disposal wells, are subject to various federal, state and local environmental laws and regulations. Such laws and regulations can increase the costs of planning, designing, installing and operating oil and gas wells. Our activities are subject to a variety of environmental laws and regulations, including but not limited to, the Oil Pollution Act of 1990 ("OPA"), the Clean Water Act ("CWA"), the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), the Clean Air Act ("CAA"), and the Safe Drinking Water Act ("SDWA"), as well as state regulations promulgated under comparable state statutes. We are also subject to regulations governing the handling, transportation, storage, and disposal of naturally occurring radioactive materials that are found in our oil and gas operations. Civil and criminal fines and penalties may be imposed for non-compliance with these environmental laws and regulations. Additionally, these laws and regulations require the acquisition of permits or other governmental authorizations before undertaking certain activities, limit or prohibit other activities because of protected areas or species, and impose substantial liabilities for cleanup of pollution.

Under the OPA, a release of oil into water or other areas designated by the statute could result in us being held responsible for the costs of remediating such a release, certain OPA specified damages, and natural resource damages. The extent of that liability could be extensive, as set out in the statute, depending on the nature of the release. A release of oil in harmful quantities or other materials into water or other specified areas could also result in us being held responsible under the CWA for the costs of remediation, and civil and criminal fines and penalties.

CERCLA and comparable state statutes, also known as "Superfund" laws, can impose joint and several and retroactive liability, without regard to fault or the legality of the original conduct, on certain classes of persons for the release of a "hazardous substance" into the environment.  In practice, cleanup costs are usually allocated among various responsible parties.  Potentially liable parties include site owners or operators, past owners or operators under certain conditions, and entities that arrange for the disposal or treatment of, or transport hazardous substances found at the site.  Although CERCLA, as amended, currently exempts petroleum, including but not limited to, crude oil, gas and natural gas liquids from the definition of hazardous substance, our operations may involve the use or handling of other materials that may be classified as hazardous substances under CERCLA.  Furthermore, there can be no assurance that the exemption will be preserved in future amendments of the act, if any.

RCRA and comparable state and local requirements impose standards for the management, including treatment, storage, and disposal of both hazardous and non-hazardous solid wastes.  We generate hazardous and non-hazardous solid waste in connection with our routine operations.  From time to time, proposals have been made that would reclassify certain oil and gas wastes, including wastes generated during drilling, production and pipeline operations, as "hazardous wastes" under RCRA which would make such solid wastes subject to much more stringent handling, transportation, storage, disposal, and clean-up requirements.  This development could have a significant impact on our operating costs.  While state laws vary on this issue, state initiatives to further regulate oil and gas wastes could have a similar impact.

Because oil and gas exploration and production, and possibly other activities, have been conducted at some of our properties by previous owners and operators, materials from these operations remain on some of the properties and in some instances require remediation.  In addition, from time to time we may agree to indemnify sellers of producing properties from which we acquire properties against certain liabilities for environmental claims associated with such properties.  While we do not believe that costs to be incurred by us for compliance and remediating previously or currently owned or operated properties will be material, there can be no guarantee that such costs will not result in material expenditures.

Additionally, in the course of our routine oil and gas operations, surface spills and leaks, including casing leaks, of oil or other materials occur, and we incur costs for waste handling and environmental compliance.  Moreover, we are able to control directly the operations of only those wells for which we act as the operator.  We believe that we are in substantial compliance with applicable environmental laws and regulations.

We do not anticipate being required in the near future to expend amounts that are material in relation to our total capital expenditures program by reason of environmental laws and regulations, but inasmuch as such laws and regulations are frequently changed, we are unable to predict the ultimate cost of compliance. There can be no assurance that more stringent laws and regulations protecting the environment will not be adopted or that we will not otherwise incur material expenses in connection with environmental laws and regulations in the future.

We are also subject to laws and regulations concerning occupational safety and health.  Due to the continued changes in these laws and regulations, and the judicial construction of many of them, we are unable to predict with any reasonable degree of certainty our future costs of complying with these laws and regulations.  We consider the cost of safety and health compliance a necessary and manageable part of our business.  We have been able to plan for and comply with new initiatives without materially altering our operating strategies.

We are subject to certain laws and regulations relating to environmental remediation activities associated with past operations, such as CERCLA and similar state statutes. In response to liabilities associated with these activities, accruals are established from time to time when reasonable estimates are possible.  Such accruals primarily include estimated costs associated with remediation.  We use discounting to present value in determining our accrued liabilities for environmental remediation or well closure, but no material claims for possible recovery from third party insurers or other parties related to environmental costs have been recognized in our financial statements.  We will adjust remediation accruals when new remediation responsibilities are discovered and probable costs become estimable, or when current remediation estimates must be adjusted to reflect new information.

Our operations, as is the case in the petroleum industry generally, are significantly affected by federal tax laws. Federal, as well as state, tax laws have many provisions applicable to corporations which could affect our future tax liability.

Employees

We currently have no employees, although three officers and one manager provided consulting services directly or indirectly under contract in 2005.  We also engage contractors from time to time who provide consulting services, oil field services, geological services, and legal, accounting, bookkeeping and other services.

Item 2.

Description of Property

Henry Dome

On March 22, 2005, we entered into an agreement to acquire Wentworth Oil & Gas, Inc., a Nevada corporation, and during the second and third quarters of 2005, we issued a total of 1,596,000 shares of our common stock to purchase 97.8% of its outstanding common stock.  We intend to purchase the remaining shares by the issuance of an additional 36,000 of our shares.

Wentworth Oil & Gas, Inc. owned an 18% working interest in the Henry Dome gas project located in McMullen County approximately 60 miles south of San Antonio, Texas.  In August 2005, Wentworth Oil & Gas, Inc. sold half of its interest in the project for $180,463, and retains a 9% working interest.  Located upon the lease are two approximately 10,000 foot vertical wells that lend themselves to have 1,500 foot lateral holes drilled in a northwest direction to intersect fractures in the Edwards Limestone.  One such well has had a lateral hole drilled and as of the year end was in the process of being completed.  Subsequent to the end of the year, gas production has commenced in relatively small quantities, and accordingly we considered it prudent to record a write-down in the carrying cost of the property as of December 31, 2005 of $203,666 to a nominal value of $1.  The operator is presently considering the installation of a compressor to increase production.

Archer County

As of September 1, 2005, we purchased a 100% working interest (an 81.25% net revenue interest) in four producing North Texas oil wells and related leases.  As consideration for the property, we issued 10,000 shares of our common stock.  Collectively, the leases cover approximately 240 acres about 120 miles northwest of Fort Worth.  Located on the leases at the time of their purchase were two deep inactive wells, three shallow injection wells, 33 shallow inactive wells, and four shallow producing wells.  In 2005, we reactivated 11 existing wells and in 2006 we plan to implement additional secondary recovery to increase production and reactivate at least two more inactive wells at a cost of approximately $50,000.

Asphalt Ridge Tar Sands

In December 2005, we purchased leases covering approximately 1,900 acres in the Asphalt Ridge Tar Sands project near Vernal, Utah for $100,000 cash and a 5% overriding royalty interest.  The property is located within the largest bituminous sandstone deposit in the Uinta Basin.  The oil-saturated sands are in the Mesa Verde Group and the Duchesne River Formation and have been identified at varying depths from the surface to 250 feet.

On October 19, 2005, we entered into an agreement to purchase leases covering an additional 1,592 acres in the Asphalt Ridge Tar Sands project, however the agreement was terminated in November 2005 and did not complete.

Permian Basin

In January 2006, we purchased a 63.75% working interest in producing oil and gas leases in the West Texas Permian Basin for $75,000 cash.  The leases include 15 ten-acre tracts in the West Cardinal field located in Pecos County approximately 150 miles south of Midland, Texas.  As part of the acquisition, we acquired access to a 12-mile long pipeline along with 15 wells on the property.  In 2006, we plan to spend up to $300,000 to reactivate the wells.

Polk County

Also in January 2006, we purchased the rights to exploit a 40-acre oil and gas lease on the Upper Gulf Coast, located in Polk County eight miles north of Livingston, Texas for $100,000 cash.  In 2006, we intend to re-enter a well on the prospect at a cost of approximately $650,000 and attempt to re-stimulate the 12,450-foot deep Woodbine Sand formation.

Oil Sands Joint Venture

In February 2006, we formed a subsidiary – Wentworth Oil Sands, Inc. – which is 50% owned by us and 50% owned by Rosengrant Family Revocable Trust to develop oil sands projects using Petromax Technologies, LLC’s proprietary hydrocarbon separation technology.  Wentworth Oil Sands, Inc. intends to acquire exclusive world-wide rights to the Petromax processing technology for extraction of bitumen and heavy oils from oil sands, as well as for remediation of waste streams generated by existing oil sands extraction technologies employed by other producers.  Wentworth Oil Sands, Inc. expects to use the Petromax oil sands extraction process in a commercial demonstration project on our Asphalt Ridge Tar Sands properties in 2006.

Oil and Gas Operations

The following table summarizes our oil and gas production revenue and costs, our productive wells and acreage, undeveloped acreage and drilling activities for each of the last three years ended December 31.  We were not active in oil and gas in 2004 and 2003.

	2005	2004	2003
Production
Average sales price per barrel of oil	$58.30	Nil	Nil
Average production cost per barrel of oil	$58.00 [1]	Nil	Nil
Productive wells – oil
Gross	11	Nil	Nil
Net	11	Nil	Nil
Productive wells – gas
Gross	Nil	Nil	Nil
Net	Nil	Nil	Nil
Developed acreage - oil
Gross acreage	540	Nil	Nil
Net acreage	270	Nil	Nil
Developed acreage - gas
Gross acreage	Nil	Nil	Nil
Net acreage	Nil	Nil	Nil
Undeveloped acreage - oil
Gross	Nil	Nil	Nil
Net	Nil	Nil	Nil
Undeveloped acreage - gas
Gross	17	Nil	Nil
Net	2	Nil	Nil
Drilling activity
Net productive exploratory wells drilled	Nil	Nil	Nil
Net dry exploratory wells drilled	Nil	Nil	Nil
Net productive development wells drilled	Nil	Nil	Nil
Net dry development wells drilled	Nil	Nil	Nil

At present, we are remediating two additional oil wells on our Archer County leases.

We are not obligated to provide oil or gas in fixed quantities or at fixed prices under existing contracts.

Item 3.

Legal Proceedings

We are not a party to any legal proceedings, nor are we aware of any proceedings contemplated by a governmental authority.

Item 4.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

1

Includes the cost of remediating 11 wells in 2005.

Part II

Item 5.

Market for Common Equity and Related Stockholder Matters

Market Information

Commencing January 4, 2006, our common stock is quoted on the OTC Bulletin Board under the symbol “WNWG.”  Prior to that, our common stock first began quotation on the Pink Sheets on June 24, 2004.

Quarter Ended	High Bid Price [1]	Low Bid Price [1]
June 30, 2004	n/a	n/a
September 30, 2004	n/a	n/a
December 31, 2004	n/a	n/a
March 31, 2005	$0.06	$0.05
June 30, 2005	$2.00	$1.95
September 30, 2005	$2.00	$0.50
December 31, 2005	$1.33	$0.50

Holders

As of March 17, 2006, we had 165 stockholders of record, and an unknown number of additional holders whose stock is held in “street name.”

Dividends

No dividends have been declared or paid on our securities, and we do not anticipate that any dividends will be declared or paid in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans and Individual Compensation Arrangements

The following table shows information as of December 31, 2005 with respect to each equity compensation plan and individual compensation arrangements under which our equity securities are authorized for issuance to employees or non-employees.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	Nil	Nil	n/a
Equity compensation plans not approved by security holders	8,335,000	$0.30	n/a
Total	8,335,000	$0.30	n/a

1

Source: http://quotes.nasdaq.com.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Recent Sales of Unregistered Securities

The following table describes all securities we issued within the past three years without registering the securities under the Securities Act.

Date	Description	Number	Purchaser	Proceeds	Consideration	Exemption
Jan 1, 03	Common stock	140,000 [1]	Mark A. Robertson	$140	Cash	Sec. 4(2)
Feb 22, 05	Common stock	2,000,000 [1]	Firemark Capital, LLC	$2,000	Cash	Sec. 4(2)
Mar 15, 05	Common stock	625,000 [1]	Paradigm Process Inc.	$6,250	Cash	Reg. S
Mar 15, 05	Common stock	625,000 [1]	USGL Holdings Inc.	$6,250	Cash	Sec. 4(2)
Mar 15, 05	Common stock	100,000 [1]	Peter Henricsson	$1,000	Services	Reg. S
Mar 15, 05	Common stock	500,000 [1]	Fay Russell	$5,000	Cash	Sec. 4(2)
Mar 15, 05	Common stock	750,000 [1]	Biarritz Productions Inc.	$7,500	Cash	Reg. S
Mar 15, 05	Common stock	500,000 [1]	LNG Consulting	$5,000	Cash	Sec. 4(2)
Mar 24, 05	Common stock	2,315,000	Various	Nil	2:1 stock split	n/a
Apr 20, 05	Common stock	50,000	Daniel Leonard	$12,500	Services	Sec. 4(2)
May 12, 05	Common stock	96,000	556369 BC Ltd.	$96	Stock [2]	Reg. S
May 12, 05	Common stock	220,000	Alan Sedgwick	$220	Stock [2]	Reg. S
May 12, 05	Common stock	20,000	Alantic Contractors Ltd.	$20	Stock [2]	Reg. S
May 12, 05	Common stock	20,000	Russell Shiels	$20	Stock [2]	Reg. S
May 12, 05	Common stock	40,000	Calderan Ventures Ltd.	$40	Stock [2]	Reg. S
May 12, 05	Common stock	220,000	USGL Holdings Inc.	$220	Stock [2]	Reg. S
May 12, 05	Common stock	96,000	Christopher J. Wensley	$96	Stock [2]	Reg. S
May 12, 05	Common stock	40,000	Daryl Pollock	$40	Stock [2]	Reg. S
May 12, 05	Common stock	20,000	Debbie Gyles	$20	Stock [2]	Reg. S
May 12, 05	Common stock	40,000	Finn R. Ronne	$40	Stock [2]	Reg. S
May 12, 05	Common stock	40,000	Jeff A. Goodwin	$40	Stock [2]	Reg. S
May 12, 05	Common stock	192,000	James D. Romano	$192	Stock [2]	Reg. S
May 12, 05	Common stock	20,000	John Pyle	$20	Stock [2]	Reg. S
May 12, 05	Common stock	116,000	Malcolm Bell	$116	Stock [2]	Reg. S
May 12, 05	Common stock	8,000	Mark E. Atha	$8	Stock [2]	Sec. 4(2)
May 12, 05	Common stock	120,000	PB Energy Partners Ltd	$120	Stock [2]	Reg. S
May 12, 05	Common stock	8,000	Roger J. Latta	$8	Stock [2]	Reg. S
May 12, 05	Common stock	40,000	Wallace Family Trust	$40	Stock [2]	Reg. S
May 12, 05	Common stock	60,000	665305 BC Ltd.	$60	Stock [2]	Reg. S
Jun 6, 05	Common stock	50,000	Sea Ridge Enterprises	$12,500	Debt settled	Reg. S
Jun 6, 05	Common stock	40,000	Antonio Fiorino	$10,000	Cash	Reg. S
Jun 6, 05	Common stock	20,000	Ernest Rassi	$5,000	Cash	Reg. S
Jun 6, 05	Common stock	40,000	Paula Romano	$10,000	Cash	Sec. 4(2)
Jun 6, 05	Common stock	30,000	Christopher Wensley	$7,500	Cash	Reg. S
Jun 6, 05	Common stock	30,000	Lori Young	$7,500	Cash	Reg. S
Jun 6, 05	Common stock	20,000	Star of Texas Energy	$5,000	Cash	Sec. 4(2)
Jun 6, 05	Common stock	80,000	Gino Punzo	$20,000	Cash	Reg. S
Jun 6, 05	Common stock	10,000	Dean Punzo	$2,500	Cash	Reg. S
Jun 6, 05	Common stock	4,000	John Mangion	$1,000	Cash	Reg. S
Jun 6, 05	Common stock	4,000	Julia Zuzek	$1,000	Cash	Reg. S
Jun 6, 05	Common stock	2,000	Carmine Amorelli	$500	Cash	Reg. S
Jun 6, 05	Common stock	20,000	Gennaro Loverro	$5,000	Cash	Reg. S
Jun 6, 05	Common stock	4,000	Gary Francis Blackburn	$1,000	Cash	Reg. S
Jun 6, 05	Common stock	1,000	Sabato Risi	$250	Cash	Reg. S
Jun 6, 05	Common stock	2,000	Sabato Delli Santi	$500	Cash	Reg. S
Jun 6, 05	Common stock	40,000	Amorelli Investment Ltd	$10,000	Cash	Reg. S
Jun 6, 05	Common stock	2,000	Rosetta Petra	$500	Cash	Reg. S
Jun 6, 05	Common stock	12,000	Bradley Bucoviz	$3,000	Cash	Reg. S
Jun 6, 05	Common stock	8,000	Rodney Roemer	$2,000	Cash	Reg. S
Jun 6, 05	Common stock	8,000	Charlene Steward	$2,000	Cash	Reg. S
Jun 6, 05	Common stock	4,000	Liseta Tuna	$1,000	Cash	Reg. S

1

Adjusted for the 2:1 forward stock split March 24, 2005.

2

Stock in Wentworth Oil & Gas, Inc.

Jun 6, 05	Common stock	15,000	Domingos Nunes	$3,750	Cash	Reg. S
Jun 6, 05	Common stock	40,000	John A. Thiessen	$10,000	Cash	Reg. S
Jun 6, 05	Common stock	10,000	Dean Punzo	$2,500	Cash	Reg. S
Jun 6, 05	Common stock	20,000	Steven Punzo	$5,000	Cash	Reg. S
Jun 6, 05	Common stock	10,000	Aron Zipursky	$2,500	Cash	Reg. S
Jun 6, 05	Common stock	12,000	Raymond Paisi	$3,000	Cash	Reg. S
Jun 6, 05	Common stock	6,000	Walter Kuettel	$1,500	Cash	Reg. S
Jun 6, 05	Common stock	30,000	Antonio Punzo	$7,500	Cash	Reg. S
Jun 6, 05	Common stock	10,000	Adriana Vescovi	$2,500	Cash	Reg. S
Jun 6, 05	Common stock	20,000	Giovanni Bardaro	$5,000	Cash	Reg. S
Jun 6, 05	Common stock	20,000	Vince Bardaro	$5,000	Cash	Reg. S
Jun 6, 05	Common stock	20,000	Linda Bardaro	$5,000	Cash	Reg. S
Jun 6, 05	Common stock	12,000	Lidia Ranallo	$3,000	Cash	Reg. S
Jun 6, 05	Common stock	20,000	Vincent Scali	$5,000	Cash	Reg. S
Jun 6, 05	Common stock	10,000	Giuseppe Barillaro	$2,500	Cash	Reg. S
Jun 6, 05	Common stock	10,000	Robert Prasloski	$2,500	Cash	Reg. S
Jun 6, 05	Common stock	20,000	Ernesto Punzo	$5,000	Cash	Reg. S
Jun 6, 05	Common stock	10,000	Antonio Punzo	$2,500	Cash	Reg. S
Jun 6, 05	Common stock	20,000	Cindi Holt	$5,000	Cash	Reg. S
Jun 6, 05	Common stock	80,000	Sea Ridge Enterprises	$20,000	Cash	Reg. S
Jun 6, 05	Common stock	12,000	Richard T. Samuelson	$3,000	Cash	Reg. S
Jun 6, 05	Common stock	80,000	Darrel Fry	$20,000	Cash	Reg. S
Jun 6, 05	Common stock	8,000	Mervyn Fry	$2,000	Cash	Reg. S
Jun 6, 05	Common stock	20,000	Ernest Rassi	$5,000	Cash	Reg. S
Jun 6, 05	Common stock	30,000	Paulo Rubino	$15,000	Bonus	Reg. S
Jun 6, 05	Common stock	17,857	Alan Sedgwick	$12,500	Finder’s fee	Reg. S
Aug 4, 05	Common stock	6,000	Dr John A. Thiessen Inc	$1,500	Bonus	Reg. S
Aug 4, 05	Common stock	40,000	Caren Holtby	$10,000	Stock [4]	Reg. S
Aug 4, 05	Common stock	40,000	Nautilus Capital Corp.	$10,000	Stock [4]	Reg. S
Aug 4, 05	Common stock	20,000	Derek Lanser	$5,000	Stock [4]	Reg. S
Aug 4, 05	Common stock	20,000	Patrick Forseille	$5,000	Stock [4]	Reg. S
Aug 4, 05	Common stock	20,000	Sandra Burnett	$5,000	Stock [4]	Reg. S
Aug 4, 05	Common stock	40,000	Admiralty Fund Ltd.	$10,000	Stock [4]	Reg. S
Aug 4, 05	Common stock	120,000	Kelburn Corporation	$90,000	Cash	Reg. S
Aug 4, 05	Common stock	400,000	Warrior Capital, LLC	$100,000	Services	Sec. 4(2)
Aug 4, 05	Common stock	20,833	Crosscheck Capital, LLC	$5,208	Services	Sec. 4(2)
Aug 4, 05	Common stock	15,000	Barry Forward	$3,750	Services	Reg. S
Aug 4, 05	Common stock	9,000	Daniel Leonard	$6,750	Services	Sec. 4(2)
Sep 1, 05	Common stock	(500,000)	Fay Russell	$(5,000)	Cancellation	n/a
Sep 13, 05	Common stock	100,000	Kelburn Corporation	$25,000	Origination fee	Reg. S
Sep 13, 05	Common stock	41,667	Crosscheck Capital, LLC	$10,417	Services	Sec. 4(2)
Sep 13, 05	Common stock	15,000	Barry Forward	$3,750	Services	Reg. S
Sep 13, 05	Common stock	6,000	Daniel Leonard	$7,140	Services	Sec. 4(2)
Sep 28, 05	Common stock	8,000	James B. Speers Jr.	$6,480	Asset	Sec. 4(2)
Sep 28, 05	Common stock	1,000	James B. Speers III	$810	Asset	Sec. 4(2)
Sep 28, 05	Common stock	500	John M. Speers	$405	Asset	Sec. 4(2)
Sep 28, 05	Common stock	500	Amy M. Green	$405	Asset	Sec. 4(2)
Oct 31, 05	Common stock	80,000	Gino Punzo	$20,000	Finder’s fee	Reg. S
Nov 3, 05	Common stock	100,000	Steve Powers	$83,000	Finder’s fee	Sec. 4(2)
Dec 30, 05	Common stock	207,000	Bentley Corporation	$103,500	Cash	Reg. S
Dec 30, 05	Common stock	10,000	Bradley Johnson	$5,000	Cash	Reg. S
Dec 30, 05	Common stock	583,524	Coach Capital LLC	$291,762	Cash	Sec. 4(2)
Dec 30, 05	Common stock	400,000	Kelburn Corporation	$200,000	Cash	Reg. S
Dec 30, 05	Common stock	11,000	Will Kells	$5,500	Cash	Reg. S
Dec 30, 05	Common stock	10,000	Dick Leung	$5,000	Cash	Reg. S
Dec 30, 05	Common stock	46,230	James O’Callaghan	$23,115	Cash	Reg. S
Dec 30, 05	Common stock	20,000	Steve Sanders	$10,000	Cash	Reg. S
Dec 30, 05	Common stock	10,000	Ravdeep Sidhu	$5,000	Cash	Reg. S
Dec 30, 05	Common stock	10,000	Kevin Spence	$5,000	Cash	Reg. S
Dec 30, 05	Common stock	41,000	Karen Thiessen	$20,500	Cash	Reg. S
Dec 30, 05	Common stock	10,000	Michael Yannacopoulos	$5,000	Cash	Reg. S
Total		11,977,111		$1,395,048

Item 6.

Management’s Discussion and Analysis or Plan of Operations

Plan of Operations

We intend to acquire additional oil and gas properties over the next 12 months, develop them and produce oil and gas.  We completed a $1,500,000 convertible debt financing in January 2006 and used a portion of the proceeds to purchase the Permian Basin and Polk County leases (see Item 2 – Description of Property).  We intend to invest approximately $1,000,000 to re-enter and remediate existing wells on those properties and our Archer County leases.  We also intend to acquire additional properties over the next 12 months, but because of the competitive environment for oil and gas properties, we cannot estimate the number, size or cost of these acquisitions.  While we cannot estimate the cost of such acquisitions, we expect additional equity and debt financing will be required to complete those acquisitions and develop those properties.

Over the next 12 months, our 50%-owned subsidiary, Wentworth Oil Sands, Inc., intends to raise an additional $1,500,000 by the sale of 1,500,000 shares of its common stock at a price of $1.00 per share for the design and construction of a pilot plant and commercialization of the Petromax hydrocarbon separation technology (see Item 2 – Description of Property) on our Asphalt Ridge Tar Sands property.  If all of the 1,500,000 Wentworth Oil Sands, Inc. shares it intends to offer are sold, our ownership interest in that company will decrease from 50% to 45.5%.

As we acquire additional oil and gas properties and advance our oil sands development project, we expect to engage additional consultants and hire employees to assist in the development and management of those projects.  However, we cannot forecast the extent of those needs at this time.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

During the fiscal year ended December 31, 2005, we incurred a loss of $1,895,579, as compared to a loss of $146,306 during the 2004 fiscal year.  We had revenue of $29,673 in 2005 as compared with $0 in 2004 and this reflects the commencement of crude oil production in 2005.  Our operating expenses in 2005 totalled $1,770,674, as compared to expenses of $146,306 in 2004.  This $1,624,368 increase is the result of the commencement of active operation in 2005.  These expenses consisted primarily of: $515,757 of consulting fees and investor relations fees relating to the identification and due diligence regarding potential property acquisitions and financing, and investor communications; $270,575 of management fees; $312,200 for the non-cash write-down of our interest in the Henry Dome gas well (see “Description of Property – Henry Dome”); and $199,440 of non-cash stock-based compensation in respect of stock options granted during the year to officers, directors and consultants.  Our loss for the fiscal year ended December 31, 2004 consisted primarily of consulting fees of $70,546, management fees of $25,645 and office expenses of $21,204.

Oil production commenced in September 2005 on our Archer County leases (see “Description of Property – Archer County”) and revenue totalled $29,673 for the year.  During the year, our related production costs totalled $54,578, including $35,987 of remediation expenses relating to bringing 11 existing wells back online and $8,100 of non-cash depletion.  We do not expect to incur additional significant remediation costs on these 11 wells in 2006, however we plan to remediate at least two more wells on our Archer County leases in 2006.

We expect revenue to increase in 2006 as production increases from our remediated Archer County wells and as our Permian Basin, Polk County and other new projects begin producing revenue.  However, we also expect expenses will increase in 2006.  We cannot forecast at this time the nature and amount of these increases, and the extent to which revenue from oil and gas production will offset these expenses.

Liquidity and Capital Resources

In addition to $1,000,000 of re-entry and remediation costs we project for our Archer County, Permian Basin and Polk County leases (see “Plan of Operations”), we cannot forecast at this time the nature and cost of new oil and gas projects we may acquire and the cost of developing those projects.  Accordingly, we cannot quantify the amount of financing we will require.  We raised $1,500,000 of convertible debt financing in January 2006, however we do expect we will require additional equity and/or debt financing in the next 12 months.  We believe that we will be able to source sufficient funds through new debt and equity in the next 12 months to develop our current properties and our acquisitions so that these operations will be sufficient to fund our anticipated liquidity and capital resource needs for the next 12 months.

Financial Condition and Changes in Financial Condition

As of December 31, 2005, we had cash of $107,397 and a working capital deficiency of $278,820.  This represents an increase in the working capital deficiency of $94,839 since our December 31, 2004 year end.

During the fiscal year ended December 31, 2005, we utilized $1,103,972 of cash to finance our operating activities.  This compares with $102,845 of cash used by operations during 2004.  We utilized $390,204 of cash to acquire oil and gas properties during 2005, of which $180,463 was recovered upon the sale of half our interest in the Henry Dome property (see “Description of Property – Henry Dome”).  During 2005, we raised $1,235,377 of cash by the issuance of common stock and an additional $183,500 by convertible loan.  We also have a $1,000,000 convertible line of credit available, of which there was no balance outstanding on December 31, 2005.  During 2004, we raised $166,400 from the issuance of our common stock and paid $75,000 towards our purchase of our interest in the Henry Dome property.

Off-Balance Sheet Arrangements

As of December 31, 2005, we had no off-balance sheet arrangements reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7.

Financial Statements

Page
Index	20
Report of Independent Registered Public Accounting Firm	21
Consolidated Statements of Operations and Deficit	22
Consolidated Balance Sheets	23
Consolidated Statements of Stockholders’ Equity (Deficit)	24-25
Consolidated Statements of Cash Flows	26
Notes to the Consolidated Financial Statements	27-40

Item 8.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A.

Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that a company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 8B.

Other Information

There was no material information during the fourth quarter of 2005 not previously reported.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Management and Board of Directors

The following table sets forth the name, age and position of each of our directors and executive officers as of December 31, 2005:

Name	Age	Position(s) With the Company	Position Held Since
John Punzo	50	Chief Executive Officer, Chairman of the Board and director	April 2, 2005
Gordon C. McDougall	49	President and director	February 23, 2005
Francis K. Ling	49	Chief Financial Officer and director	August 29, 2005
James F. Whiteside	66	President of Oil Sands Development and director	October 19, 2005
Severino Amorelli	27	Director	February 23, 2005

Our directors will serve until the next annual meeting of our stockholders.  Thereafter, directors will be elected for three-year terms at the annual stockholders' meeting.  Officers will hold their positions at the pleasure of the board of directors.  There is no arrangement or understanding between our directors and officers and any other person under which any director or officer was or is to be selected as a director or officer.

The following is a brief description of the business experience during the past five years of each of the above-named persons:

John Punzo

From 1999 to 2004, Mr. Punzo was President and Chief Executive Officer of Sonoran Energy Inc. (formerly Showstar Online.com, Inc.) and was involved in the restructuring of that company into a successful energy producer until his departure to further develop his energy consultancy and private management group.  Since 1981, Mr. Punzo has played a key role in launching, directing and obtaining the funding for a number of public and private companies.  Mr. Punzo is also President and principal of Panterra Capital Inc. and Paradigm Process Inc., private consulting companies.

Gordon C. McDougall

From 1994 until 2003, Mr. McDougall was President and principal of Campbell Capital Advisory Inc., a private investment and management consulting company located in Vancouver, British Columbia, Canada.  From March 2002 until June 2004, he was also a director of Gamestate Entertainment Inc. (subsequently renamed Quest Oil Corp.), a public leisure and entertainment company listed on the NASD Over-the-Counter Bulletin Board.  From May 2004 until March 2005, Mr. McDougall was President and a director of Revelstoke Industries Inc, a reporting company in the United States.  Since 2003, he has been President and principal of C4 Capital Advisory Inc., a private consulting company.  Born in New Brunswick, Canada, Mr. McDougall completed the Canadian Securities Course in 1984 and became a stockbroker with Nesbitt Thomson in 1984.  Mr. McDougall is well-versed in raising capital, managing start-up companies and coaching companies through their initial growth.

Francis K. Ling

Mr. Ling was appointed our Chief Financial Officer on August 29, 2005 and since March 2000, he has been and remains Chief Financial Officer for Dixon Networks Corporation.  Dixon Networks is a private contracting company that specializes in the engineering and construction of fiber optic networks for large telecommunication companies throughout North America.  He holds Bachelor of Science, Bachelor of Commerce, and Master of Business Administration degrees, along with a Fellowship in the Institute of the Canadian Bankers' Association.

James F. Whiteside

From 2000 to 2003, Mr. Whiteside was Chairman and Co-Founder of Microbial Energy where he spent time working to improve oil sand extraction technology and adapt it to the smaller deposits which exist in the United

States and over 50 other countries.  Among other positions, Mr. Whiteside has also served as a Special Assistant to the Minister of Energy, Mines and Resources for the Government of Canada.  Mr. Whiteside is a graduate of the University of Saskatchewan with degrees in Economics, Political Science, and Business Administration.

On April 4, 2006, Mr. Whiteside resigned as our President of Oil Sands Development and director.

Severino Amorelli

Since January 2006, Mr. Amorelli has been President of Heimdall Group International Ltd., a private freight forwarding business located in Vancouver, British Columbia, Canada, and since August 2004, President and Director, Amorelli Investments Ltd., a private Vancouver, British Columbia consulting company that has interests in foreign exchange and capital fund raising.  Prior thereto, Mr. Amorelli was employed by Tree Island Industries, a steel manufacturing plant that specializes in manufacturing and distributing building materials.

Audit Committee and Audit Committee Financial Expert

We have an audit committee comprising three directors – Francis K. Ling, Gordon C. McDougall and Severino Amorelli.  Our board of directors has determined that we have one audit committee financial expert – Mr. Francis K. Ling – serving on our audit committee.  Mr. Ling is our Chief Financial Officer and is, therefore, not independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14 under the Securities Exchange Act of 1934.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities (“10% Shareholders”), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  Officers, directors and 10% Shareholders are required by Securities and Commission regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such reports received by us, we believe that for the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to our officers, directors and 10% Shareholders were complied with, except (i) John Punzo, Chief Executive Officer, Chairman and director, was late in reporting one transaction on Form 4 – Statement of Changes in Beneficial Ownership; (ii) Gordon C. McDougall, President and director, was late in filing an Initial Statement of Beneficial Ownership of Securities on Form 3 reporting holdings of common stock and options to purchase shares of our common stock; (iii) Francis K. Ling, Chief Financial Officer and director, was late in filing an Initial Statement of Beneficial Ownership of Securities on Form 3 reporting no holdings, and was late in reporting one transaction on Form 4 – Statement of Changes in Beneficial Ownership; (iv) James F. Whiteside, President of Oil Sands Development and director, was late in filing an Initial Statement of Beneficial Ownership of Securities on Form 3 reporting no holdings, and was late in filing two Statements of Changes in Beneficial Ownership on Form 4 reporting a total of three transactions; (v) Daniel M. Leonard, then Vice President of Exploration and Development and director, was late in filing an Initial Statement of Beneficial Ownership of Securities on Form 3 reporting holdings of common stock and options to purchase shares of our common stock, and was late in filing one Statement of Changes in Beneficial Ownership on Form 4 reporting three transactions; and (vi) Severino Amorelli, a director, was late in filing an Initial Statement of Beneficial Ownership of Securities on Form 3 reporting holdings of common stock.

Code of Ethics

We have adopted a code of ethics which applies to all our directors, officers and employees.  A copy of our “Code of Ethics and Business Conduct for Officers, Directors and Employees” is filed with the Securities and Exchange Commission as Exhibit 14.1 hereto.  In the event that we make any amendments to, or grant any waivers of, a provision of our Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to the principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable Securities and Exchange Commission rules, we intend to disclose such amendment or waiver and the reasons therefor in a Form 8-K or in our next periodic report.

Item 10.

Executive Compensation

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to our Chief Executive Officer, and to our most highly compensated executive officers at December 31, 2005, other than our Chief Executive Officer (collectively, the “Named Executed Officers”).  No compensation was awarded to, earned by or paid to Named Executive Officers in 2004 or 2003.

Name and Principal Position	Year	Annual Compensation			Long Term Compensation
					Awards		Payouts	All Other Compen-sation ($)
					Restricted Stock Awards ($)	Securities Underlying Options / SARS (#)	LTIP Payouts ($)
		Salary ($)	Bonus ($)	Other ($)
John Punzo, CEO, Chairman, director	2005 2004 2003	- - -	- - -	$143,300 [1] - -	- - -	2,000,000 - -	- - -	$2,700 [2] - -
Gordon C. McDougall, President, director	2005 2004 2003	- - -	- - -	105,200 [3] - -	- - -	1,600,000 - -	- - -	$3,130 [4] - -
Francis K. Ling, CFO, director	2005 2004 2003	- - -	- - -	$13,444 - -	- - -	1,200,000 - -	- - -	- - -
James F. Whiteside, President of Oil Sands Development, director	2005 2004 2003	- - -	- - -	$40,000 - -	- - -	1,200,000 - -	- - -	- - -
Daniel M. Leonard, [5] Vice President of Exploration and Development, director	2005 2004 2003	- - -	- - -	$59,195 - -	- - -	750,000 - -	- - -	- - -

Option / SAR Grants Table

The following table sets forth information concerning individual grants of stock options made during the fiscal ended December 31, 2005  to each of the Named Executive Officers:

Name	Number of Securities Underlying Options / SARS Granted (#)	Percent of Total Options / SARS Granted to Employees in the Fiscal Year	Exercise or Base Price ($/share)	Market Price of the Underlying Security on the Date of Grant ($)	Expiration Date
John Punzo	1,000,000	14.8%	$0.25	$0.25	February 28, 2008
John Punzo	1,000,000	14.8%	$0.50	$0.25	February 28, 2009
Gordon C. McDougall	800,000	11.9%	$0.25	$0.25	February 28, 2008
Gordon C. McDougall	800,000	11.8%	$0.50	$0.25	February 28, 2009
Francis K. Ling	1,200,000	17.8%	$0.50	$0.62	February 28, 2008
James F. Whiteside	1,200,000	17.8%	$0.50	$0.62	February 28, 2008
Daniel M. Leonard	100,000	1.5%	$0.25	$0.25	February 28, 2007
Daniel M. Leonard	100,000	1.5%	$0.50	$0.25	February 28, 2008
Daniel M. Leonard	550,000	8.1%	$0.50	$0.62	February 28, 2008

1

Paid and accrued to Panterra Capital Inc. and Paradigm Process Inc., private companies controlled by John Punzo.

2

Paid to Panterra Capital Inc. and Paradigm Process Inc. for rented space for office use.

3

Paid and accrued to C4 Capital Advisory Inc., a private company controlled by Gordon C. McDougall.

4

Paid to Gordon C. McDougall for rented space for office use.

5

Mr. Leonard served as director and officer of the company from August 29, 2005 until September 30, 2005.

A copy of the form of these stock option agreements is filed with the Securities and Exchange Commission as Exhibits 10.1 hereto.

On March 27, 2006, we granted additional options to Mr. Punzo to purchase up to 500,000 shares of our common stock at a price of $3.85 per share at any time until February 28, 2009.  A copy of this agreement is filed with the Securities and Exchange Commission as Exhibit 10.2 hereto.

Aggregated Option / SAR Exercises in the Last Fiscal Year and Fiscal Year End Option / SAR Values

The following table sets forth, on an aggregate basis, information concerning each exercise of stock options during the fiscal year ended December 31, 2005 by each of the Named Executive Officers and the year end value of unexercised options:

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options / SARS at December 31, 2005 (#) Exercisable / Unexercisable	Value of Unexercised in-the-Money Options / SARS at December 31, 2005 ($) Exercisable / Unexercisable
John Punzo	520,000	$260,000	1,480,000 / -	$297,600 / -
Gordon C. McDougall	280,000	$140,000	1,320,000 / -	$288,400 / -
Francis K. Ling	-	-	1,200,000 / -	$144,000 / -
James F. Whiteside	-	-	1,200,000 / -	$144,000 / -
Daniel M. Leonard	-	-	750,000 / -	$115,000 / -

Compensation of Directors

Mr. Severino Amorelli, a non-employee director, was granted options on March 18, 2005 to purchase up to 75,000 shares of our common stock at a price of $0.25 per share at any time until February 28, 2005.

Employment Contracts and Termination of Employment

On April 2, 2005, we entered into a five year management agreement with Paradigm Process Inc., a private company controlled by John Punzo, our Chairman and Chief Executive Officer.  This management agreement contains the following provisions: a monthly fee $13,700 with a one-time payment of $10,000 upon execution of the agreement; the grant of stock options to purchase not less than 1,000,000 shares of our common stock per year; and upon termination of the agreement by us, a severance payment equal to $328,800, representing 24 months of fees.  This agreement was terminated on September 30, 2005 and replaced by a management agreement with Panterra Capital Inc.  A copy of this agreement is filed with the Securities and Exchange Commission as Exhibit 10.3 hereto.

On October 1, 2005, we entered into a five year management agreement with Panterra Capital Inc., a private company controlled by John Punzo, our Chairman and Chief Executive Officer.  This management agreement contains the following provisions: a monthly fee $13,700; the grant of stock options to purchase not less than 1,000,000 shares of our common stock per year; and upon termination of the agreement by us, a severance payment equal to $164,400, representing 12 months of fees.  A copy of this agreement is incorporated by reference at Exhibit 10.4 hereto.

On April 2, 2005, we entered into a five year management agreement with C4 Capital Advisory Inc., a private company controlled by Gordon C. McDougall, our President.  This management agreement contains the following provisions: a monthly fee $10,800; the grant of stock options to purchase not less than 800,000 shares of our common stock per year; and upon termination of the agreement by us, a severance payment equal to 24 months of fees.  By agreement dated September 7, 2005, the severance payment was reduced to an amount equal to $129,600, representing 12 months of fees.  A copy of this agreement is filed with the Securities and Exchange Commission as Exhibit 10.5 hereto.

On October 14, 2005, we entered into a three year consulting agreement with James F. Whiteside, our President of Oil Sands Development.  This consulting agreement contains the following provisions: a monthly fee $10,000; the grant of stock options to purchase not less than 1,200,000 shares of our common stock at $0.50 per share, which options vest at a rate of 100,000 options per calendar quarter; and  not less than 60-days’ written notice to terminate the agreement.  A copy of this agreement is filed with the Securities and Exchange Commission as Exhibit 10.6 hereto.  In March 2006, Mr. Whiteside’s agreement was modified to reduce the monthly fee to $2,500 and on April 5, 2006 we delivered notice to Mr. Whiteside terminating this agreement as of June 6, 2006.

On October 1, 2005, we entered into a three year consulting agreement with Daniel M. Leonard, our Vice President of Exploration and Development from August 29, 2005 until September 30, 2005.  This consulting agreement contains the following provisions: a monthly fee $10,000; the grant of stock options to purchase not less than 750,000 shares of our common stock at $0.50 per share, which options vest at a rate of 62,500 options per calendar quarter; and  not less than 60-days’ written notice to terminate the agreement.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2005 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	-	-	n/a
Equity compensation plans not approved by security holders	8,335,000	$0.30	n/a
Total	8,335,000	$0.30	n/a

Security Ownership of Certain Beneficial Owners

The following table provides information as of March 16, 2006 regarding beneficial stock ownership of (a) each person who is known to us to be the beneficial owner of more than 5% of any class of our outstanding voting securities, (b) each of our directors, (c) each of our Named Executive Officers, and (d) all of our directors and Named Executive Officers as a group:

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
5% Beneficial Owners
Firemark Capital, LLC 16000 Barkers Point Lane, Suite 170, Houston, TX	Common stock	2,000,000	12.6%
Bentley Corporation First Floor, Oliaji Trade Centre Francis Rachel Street, Victoria, Seychelles	Common stock	1,216,000 [1]	7.6%
Coach Capital LLC EPS-D (2016), P.O. Box 02-5548, Miami, FL	Common stock	1,167,048 [2]	7.3%
Kelburn Corporation Suite 13, First Floor, Oliaji Trade Centre Francis Rachel Street, Victoria, Seychelles	Common stock	1,215,000 [3]	7.6%
Margaret Archibald Suite 2103, 2088 Madison Avenue, Burnaby, BC, Canada	Common stock	1,375,000 [4]	8.6%
Lloyd Dohner 14126 Sandfield Drive, Houston, TX	Common stock	975,000 [5]	6.1%
Directors
Severino Amorelli 15140 – 108th Street, Suite 205, Surrey, BC, Canada	Common stock	88,400 [6]	0.6%
Named Executive Officers
John Punzo 16149 Morgan Creek Crescent, South Surrey, BC, Canada	Common stock	1,257,500 [7]	8.3%
Gordon C. McDougall 14977 21st Avenue, Surrey, BC, Canada	Common stock	1,258,000 [8]	8.3%
Francis K. Ling 6924 Stewart Road, Delta, BC, Canada	Common stock	215,000 [9]	1.4%
James F. Whiteside Suite 1905, 1251 Cardero Street, Vancouver, BC, Canada	Common stock	215,823 [10]	1.4%
Daniel M. Leonard 115 West 7th Street, Suite 1400, Fort Worth, TX	Common stock	276,620 [11]	1.8%
All directors and executive officers as a group	Common stock	3,311,343	21.9%

1

Represents 1,009,000 shares of common stock owned of record by Bentley Corporation and 207,000 shares of common stock issuable upon exercise of warrants exercisable within 60 days held by Bentley Corporation.

2

Represents 583,524 shares of common stock owned of record by Coach Capital LLC and 583,524 shares of common stock issuable upon exercise of warrants exercisable within 60 days held by Coach Capital LLC.

3

Represents 695,000 shares of common stock owned of record by Kelburn Corporation and 520,000 shares of common stock issuable upon exercise of warrants exercisable within 60 days held by Kelburn Corporation.

4

Represents 750,000 shares of common stock owned of record by Biarritz Productions Inc. and 625,000 shares of common stock issuable upon exercise of options exercisable within 60 days held by Ms. Archibald.

5

Represents 500,000 shares of common stock owned of record by LNG Consulting and 475,000 shares of common stock issuable upon exercise of options exercisable within 60 days held by Mr. Dohner.

6

Represents 23,400 shares of common stock owned of record by Mr. Amorelli, 40,000 shares of common stock owned of record by Amorelli Investments Ltd., a private company controlled by Mr. Amorelli, and 25,000 shares of common stock issuable upon exercise of options exercisable within 60 days held by Mr. Amorelli.

7

Represents 152,500 shares of common stock owned of record by Mr. Punzo, 625,000 shares of common stock owned of record by Paradigm Process Inc., a private company controlled by Mr. Punzo, and 480,000 shares of common stock issuable upon exercise of options exercisable within 60 days held by Mr. Punzo.

8

Represents 133,000 shares of common stock owned of record by Mr. McDougall, 605,000 shares of common stock owned of record by USGL Holdings Inc., a private company controlled by Mr. McDougall, and 520,000 shares of common stock issuable upon exercise of options exercisable within 60 days held by Mr. McDougall.

9

Represents 15,000 shares of common stock owned of record by Mr. Ling and 200,000 shares of common stock issuable upon exercise of options exercisable within 60 days held by Mr. Ling.

10

Represents 15,823 shares of common stock owned of record by Mr. Whiteside and 200,000 shares of common stock issuable upon exercise of options exercisable within 60 days held by Mr. Whiteside.

11

Represents 15,000 shares of common stock owned of record by Mr. Leonard, 69,620 shares of common stock owned of record by Sandhill Operating Company, a private company controlled by Mr. Leonard, and 192,000 shares of common stock issuable upon exercise of options exercisable within 60 days held by Mr. Leonard.

Item 12.

Certain Relationships and Related Transactions

On September 30, 2005, John Punzo, our Chief Executive Officer, exercised stock options and acquired 520,000 shares of our common stock for a total cost of $130,000 (see “Executive Compensation – Aggregated Option / SAR Exercises in the Last Fiscal Year”).

On September 30, 2005, Gordon C. McDougall, our President, exercised stock options and acquired 280,000 shares of our common stock for a total cost of $70,000 (see “Executive Compensation – Aggregated Option / SAR Exercises in the Last Fiscal Year”).

On February 9, 2006, Severino Amorelli, our director, exercised stock options and acquired 50,000 shares of our common stock for a total cost of $12,500.

Item 13.

Exhibits

Index of Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit No.	Description
3.1	Amended certificate of incorporation dated February 24, 2005
3.2	Amended bylaws dated April 8, 2005
10.1	Form of stock option agreement with named executive officers
10.2	Stock option agreement dated March 27, 2006 between our company and John Punzo
10.3	Management Agreement dated April 2, 2005 between our company and Paradigm Process Inc.
10.4

Management Agreement Dated October 1, 2005 Between Our Company and Panterra Capital Inc. (incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-QSB for the period ended September 30, 2005).

10.5	Management Agreement dated April 2, 2005 between our company and C4 Capital Advisory Inc.
10.6	Management Agreement dated October 14, 2005 between our company and James Whiteside
14.1	Code of Ethics and Business Conduct for Officers, Directors and Employees
16.1	Change in certifying accountant (incorporated by reference to our Current Report on Form 8-K and our amended Current Report on Form 8-K/A both dated as of April 15, 2005)
31.1	Rule 13a-14a/15d-14(a) Certification by Chief Executive Officer
31.2	Rule 13a-14a/15d-14(a) Certification by President and Acting Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by President and Acting Chief Financial Officer

Reports on Form 8-K

We filed the following two Form 8-Ks during the fourth quarter of 2005, which are incorporated by reference:

Filing Date	Description
October 3, 2005	Item 5.02 Departure of directors or principal officers, election of directors, and appointment of principal officers
November 9, 2005

Item 2.01 Completion of acquisition or disposition of assets

Item 3.02 Unregistered sale of equity securities

Item 5.02 Departure of directors or principal officers, election of directors, and appointment of principal officers

Subsequent to the end of our fiscal year, we filed the following seven Form 8-Ks, which are incorporated by reference:

Filing Date	Description
January 11, 2006	Item 3.02 Unregistered sale of equity securities
January 23, 2006	Item 1.01 Entry into a material definitive agreement Item 2.03 Creation of a direct financial obligation Item 3.02 Unregistered sale of equity securities Item 9.01 Financial statements and exhibits
March 13, 2006	Item 1.02 Termination of a material definitive agreement
March 13, 2006	Item 5.02 Departure of directors or principal officers, election of directors, and appointment of principal officers
March 21, 2006	Item 5.02 Departure of directors or principal officers, election of directors, and appointment of principal officers
March 29, 2006	Item 5.02 Departure of directors or principal officers, election of directors, and appointment of principal officers
April 5, 2006	Item 5.02 Departure of directors or principal officers, election of directors, and appointment of principal officers

Item 14.

Principal Accountant Fees and Services

Audit Fees

The fees to MacKay, LLP, Chartered Accountants for the audit of our annual statements and review of the quarterly reports for fiscal year ended December 31, 2005 are estimated at $28,100.  The fees for the audit of the annual statements and review of the quarterly reports for fiscal year ended December 31, 2004 totalled $7,500.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Audit Committee’s Pre-Approval Policies

Our audit committee reviews and approves audit and non-audit services performed by our independent registered public accounting firm, as well as the fees charged by our independent registered public accounting firms for such services.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WENTWORTH ENERGY, INC.

Date April 14, 2006

/s/ John Punzo

John Punzo, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date April 14, 2006

/s/ John Punzo

John Punzo, Chief Executive Officer

/s/ Gordon C. McDougall

Gordon C. McDougall, President

/s/ Francis K. Ling

Francis K. Ling, Chief Financial Officer

/s/ Severino Amorelli

Severino Amorelli, Director

Wentworth Energy, Inc.
(formerly Avondale Capital I Corp.)
(an Exploration Stage Enterprise)

Consolidated Financial Statements
(Expressed in US Dollars)

December 31, 2005

Report of Independent Registered Public Accounting Firm	21
Consolidated Statements of Operations and Deficit	22
Consolidated Balance Sheets	23
Consolidated Statements of Stockholders’ Equity (Deficit)	24-25
Consolidated Statements of Cash Flows	26
Notes to the Consolidated Financial Statements	27-40

Report of Independent Registered Public Accounting Firm

To the Shareholders of

Wentworth Energy, Inc.

(formerly Avondale Capital I Corp.)

(an Exploration Stage Enterprise)

Vancouver, British Columbia, Canada

We have audited the consolidated balance sheets of Wentworth Energy, Inc. (formerly Avondale Capital I Corp.) (an exploration stage enterprise) as at December 31, 2005 and December 31, 2004 and the consolidated statements of operations and deficit, stockholders’ equity (deficit), and cash flows for the periods from inception July 21, 2004 to December 31, 2005. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatements.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe our audits form a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at December 31, 2005 and December 31, 2004 and the results of their operations and their cash flows for the periods from inception on July 21, 2004 to December 31, 2005 in accordance with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the exploration stage, and has no permanently established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations.  These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada.

/s/ MacKay LLP

April 13, 2006

Chartered Accountants

Wentworth Energy, Inc.
(formerly Avondale Capital I Corp.)
(an Exploration Stage Enterprise)

Consolidated Statement of Operations and Deficit
(Expressed in US Dollars)
Cumulative	Period ended
Inception to	December 31,
December 31, 2005	2005	2004

Revenue	$ 29,673	$ 29,673	$ -
Cost of revenue	(54,578)	(54,578)	-

Gross profit (loss)	(24,905)	(24,905)	-

Expenses	0	0	0
Amortization	860	619	241
Consulting	586,303	515,757	70,546
Finance costs	91,083	91,083	-
Interest and bank charges	62,936	62,746	190
Management fees	296,220	270,575	25,645
Office and miscellaneous	55,434	34,230	21,204
Property evaluation costs	10,000	10,000	-
Professional fees	95,016	86,663	8,353
Promotion	102,100	102,100	-
Regulatory authorities	7,034	7,034	-
Rent	13,933	8,333	5,600
Stock based compensation	199,440	199,440	-
Transfer agent	8,781	6,531	2,250
Travel	67,705	55,428	12,277
Utilities	7,935	7,935	-
Write down of oil and gas properties	312,200	312,200	-

	1,916,980	1,770,674	146,306

Loss before other item	(1,941,885)	(1,795,579)	(146,306)

Other item
Write down of option payments	(100,000)	(100,000)	-

Loss for the period	(2,041,885)	(1,895,579)	(146,306)

Deficit, beginning of period	-	(146,306)	-

Deficit accumulated during the exploration stage	$ (2,041,885)	$ (2,041,885)	$ (146,306)

Basic and diluted loss per share		$ (0.17)	$ (0.05)

Weighted average shares outstanding		10,921,989	3,022,331

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.
(formerly Avondale Capital I Corp.)
(an Exploration Stage Enterprise)

Consolidated Balance Sheet
(Expressed in US Dollars)

December 31,	2005	2004

Assets
Current
Cash	$ 107,397	$ -
Accounts receivable and accrued receivables	7,441	2,794
Prepaid expenses (note 4)	66,995	7,925

	181,833	10,719

Oil and gas properties (note 5)	100,001	202,460

Equipment (note 6)	2,008	1,615

Deferred finance costs	11,333	-

	$ 295,175	$ 214,794

Liabilities
Current
Accounts payable and accrued liabilities	$ 164,774	$ 168,543
Share subscriptions received	60,725	20,801
Convertible loans payable (note 7)	183,500	-
Due to related parties (note 8)	51,654	5,356

	460,653	194,700

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value
2,000,000 shares authorized
Nil shares issued and outstanding ( 2004 – nil)	-	-

Common stock, $0.001 par value
48,000,000 shares authorized
15,132,111 shares outstanding (2004 – 4,770,000)	15,132	4,770

Additional paid in capital	1,861,275	171,630

Expenses prepaid with common stock	-	(10,000)

Deficit accumulated during the exploration stage	(2,041,885)	(146,306)

	(165,478)	20,094

	$ 295,175	$ 214,794

Commitments (note 14)

Subsequent events (note 15)

Approved by the Directors:

/s/ John Punzo                Director

/s/ Francis K. Ling                Director

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.
(formerly Avondale Capital I Corp.)
(an Exploration Stage Enterprise)

Consolidated Statement of Stockholders’ Equity (Deficit)
(Expressed in US Dollars)

For the period from inception on July 21, 2004 to December 31, 2005

	Number of shares	Par value	Additional Paid in Capital	Expenses prepaid with common stock	Deficit Accumulated During the Exploration Stage	Total

July 21, 2004 issued to founders for cash, at $0.001 per share	2,805,882	$ 2,806	$ (406)	$ -	$ -	$ 2,400

November 26, 2004 issued for services, at $0.25 per share	46,765	47	9,953	(10,000)	-	-

December 31, 2004 issued by private placement for cash, at $0.10 per share	1,917,353	1,917	162,083	-	-	164,000

Net loss for the period	-	-	-	-	(146,306)	(146,306)

Balance, December 31, 2004	4,770,000	4,770	171,630	(10,000)	(146,306)	20,094

February 22, 2005 issuance of common stock for cash	2,000,000	2,000	-	-	-	2,000

March 15, 2005 issuance of common stock for cash	3,000,000	3,000	27,000	-	-	30,000

March 15, 2005 issuance of common stock for services	100,000	100	900	-	-	1,000

April 15, 2005 issuance of common stock for services	50,000	50	12,450	-	-	12,500

May 12, 2005 issuance of stock to purchase Wentworth Oil & Gas, Inc.	1,416,000	1,416	(75,730)	10,000	-	(64,314)

June 6, 2005 issuance of common stock for cash	896,000	896	223,104	-	-	224,000

June 6, 2005 issuance of common stock for debt settlement	50,000	50	12,450	-	-	12,500

June 6, 2005 issuance of common stock for bonus on convertible note	30,000	30	14,970	-	-	15,000

June 6, 2005 issuance of common stock for finder’s fee	17,857	18	12,482	-	-	12,500

August 4, 2005 issuance of stock to purchase Wentworth Oil & Gas, Inc.	180,000	180	-	-	-	180

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.
(Formerly Avondale Capital I Corp.)

(an Exploration Stage Enterprise)

Consolidated Statement of Stockholders’ Equity (Deficit) (continued)
(Expressed in US Dollars)

For the period from inception on July 21, 2004 to December 31, 2005

	Number of shares	Par Value	Additional Paid in Capital	Expenses prepaid with common stock	Deficit Accumulated During the Exploration Stage	Total

August 4, 2005 issuance of common stock for bonus on convertible note	6,000	6	1,494	-	-	1,500

August 4, 2005 issuance of common stock for cash	120,000	120	89,880	-	-	90,000

August 4, 2005 issuance of common stock for services	444,833	445	115,263	-	-	115,708

Additional paid-in capital from convertible line of credit financing	-	-	282,881	-	-	282,881

September 1, 2005 cancellation of common stock for non-payment	(500,000)	(500)	(4,500)	-	-	(5,000)

September 13, 2005 issuance of common stock for origination fee on loan agreement	100,000	100	24,900	-	-	25,000

September 13, 2005 issuance of common stock for services	62,667	63	21,244	-	-	21,307

September 28, 2005 issuance of common stock to purchase leases	10,000	10	8,090	-	-	8,100

September 30, 2005 issuance of common stock upon exercise of options	840,000	840	209,160	-	-	210,000

October 31, 2005 issuance of common stock for finder’s fee	80,000	80	19,920	-	-	20,000

November 3, 2005 issuance of common stock for services	100,000	100	82,900	-	-	83,000

December 30, 2005 issuance of common stock for cash	1,358,754	1,358	678,019	-	-	679,377

Reduction in paid-in capital from convertible line of credit financing	-	-	(266,672)	-	-	(266,672)

Stock based compensation	-	-	199,440	-	-	199,440

Net loss for the period	-	-	-	-	(1,895,579)	(1,895,579)

Balance December 31, 2005	15,132,111	$ 15,132	$ 1,861,275	$ -	$ (2,041,885)	$ (165,478)

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.
(formerly Avondale Capital I Corp.)
(an Exploration Stage Enterprise)

Consolidated Statement of Cash Flows
(Expressed in US Dollars)
Cumulative,	Period ended
Inception to	December 31,
December 31, 2005	2005	2004

Cash provided by (used for)

Operating activities
Loss for the period	$ (2,041,885)	$ (1,895,579)	$ (146,306)
Adjustments for:
Depletion	8,100	8,100	-
Amortization	860	619	241
Stock based compensation	199,440	199,440	-
Interest on convertible line of credit	16,209	16,209	-
Write-down of oil and gas properties	312,200	312,200	-
Write-down of option payments	100,000	100,000	-
Non-cash administrative expenses	160,886	153,386	7,500
Change in non-cash working capital items:
Accounts receivable and accrued receivables	(7,441)	(4,647)	(2,794)
Prepaid expenses	3,838	11,763	(7,925)
Accounts payable and accrued liabilities	(10,678)	(51,761)	41,083
Due to related parties	51,654	46,298	5,356

	(1,206,817)	(1,103,972)	(102,845)

Investment activities
Cash received on recapitalization	5,821	5,821	-
Oil and gas property purchase	(284,741)	(209,741)	(75,000)
KLE Mineral Holdings, LLC option payments	(30,000)	(30,000)	-
Equipment purchases	(2,868)	(1,012)	(1,856)

	(311,788)	(234,932)	(76,856)

Financing activities
Deferred finance costs	(12,500)	(12,500)	-
Proceeds from promissory note	183,500	183,500	-
Proceeds from line of credit	282,881	282,881
Repayment of line of credit	(282,881)	(282,881)
Subscriptions received	53,225	39,924	13,301
Issuance of shares	1,401,777	1,235,377	166,400

	1,626,002	1,446,301	179,701

Increase in cash	107,397	107,397	-

Cash, beginning of period	-	-	-

Cash, end of period	$ 107,397	$ 107,397	$ -

Supplemental cash flow information
Interest paid	$ 8,881	$ 8,881	$ -
Income taxes paid	$ -	$ -	$ -

Supplemental non-cash information (note 11)

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.
(formerly Avondale Capital I Corp.)
(an Exploration Stage Enterprise)

Consolidated Financial Statements
(Expressed in US Dollars)

December 31, 2005

1.

Nature of Operations

The Company was incorporated in the State of Oklahoma on October 31, 2000 as Avondale Capital I Corp.  During the year ended December 31, 2003 the Company ceased its consulting operations.  During 2005, the Company acquired interests in certain oil and gas properties and is currently developing them for production.  The Company is an exploration stage enterprise.

On February 24, 2005, the Company changed its name to Wentworth Energy, Inc. and on March 24, 2005 it undertook a 2:1 stock split by way of a stock dividend.  All references to common stock have been retroactively restated.  Effective May 12, 2005, the Company completed the acquisition of Wentworth Oil & Gas, Inc., a private Nevada corporation

Pursuant to a letter agreement dated March 22, 2005, Wentworth Energy, Inc. agreed to issue up to 1,632,000 shares of its common stock in exchange for all of the issued and outstanding common shares of Wentworth Oil & Gas, Inc.  On May 12, 2005, Wentworth Energy, Inc. acquired 86.8% of Wentworth Oil & Gas, Inc. by issuing 1,416,000 shares and acquired a further 11.0% on August 4, 2005 by the issuance of 180,000 shares, for a total of 97.8%.

These transactions resulted in the former shareholders of Wentworth Oil & Gas, Inc. owning 12.5% of the issued and outstanding shares of the common stock of Wentworth Energy, Inc. as at May 12, 2005 and 12.8% as at August 4, 2005.  Accounting principles applicable to the recapitalization of a public shell have been applied to record this acquisition.

Under this basis of accounting, Wentworth Oil & Gas, Inc. has been identified as the acquirer and, accordingly, the consolidated entity is considered to be the continuation of Wentworth Oil & Gas, Inc. with the net assets of Wentworth Energy, Inc. deemed to have been purchased by Wentworth Oil & Gas, Inc., at fair value, through the issuance of capital.  Wentworth Oil & Gas, Inc. was incorporated on July 21, 2004 and accordingly operations have been presented from that date.

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern.  Accordingly, they do not give effect to adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. The Company’s ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.

2.

Significant Accounting Policies

a)

Exploration stage company

The Company is considered to be in the exploration stage as defined in Statement of Financial Accounting Standards No. 7.

b)

Consolidation

The consolidated financial statements include the accounts of the Company and its 97.8%-owned subsidiary, Wentworth Oil & Gas, Inc.  All significant inter-company transactions have been eliminated.

Wentworth Energy, Inc.
(formerly Avondale Capital I Corp.)
(an Exploration Stage Enterprise)

Notes to the Consolidated Financial Statements
(Expressed in US Dollars)

December 31, 2005

2.

Significant Accounting Policies (continued)

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

d)

Impairment of long-lived assets

The company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount.  If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

Wentworth Energy, Inc.
(formerly Avondale Capital I Corp.)
(an Exploration Stage Enterprise)

Consolidated Financial Statements
(Expressed in US Dollars)

December 31, 2005

2.

Significant Accounting Policies (continued)

e)

Asset retirement obligations

The fair value of the statutory, contractual or legal liability associated with the retirement and reclamation of tangible long-lived assets is recorded when a reasonable estimate of fair value can be made, with a corresponding increase to the carrying amount of the related assets.  The increase to capitalized costs is amortized to earnings on a basis consistent with amortization of the underlying assets.  Subsequent changes in the estimated fair value of the asset retirement obligations (ARO) are capitalized and amortized over the remaining useful life of the underlying asset.  The ARO liabilities are carried on the Consolidated Balance Sheet at their discounted present value and are accreted over time for the change in their present value, with this accretion charge included in amortization.  Actual expenditures incurred are charged against the accumulated obligation with the resulting difference recognized in income as a gain or loss.

f)

Equipment

Equipment is recorded at cost and amortized on the declining balance basis at annual rates as follows:

Equipment	30%
Furniture and fixtures	20%

g)

Revenue recognition

The company utilizes the accrual method of accounting for crude oil revenues whereby revenues are recognized as the company's entitlement share of the oil that is produced and delivered to a purchaser based upon its working interest in the properties.

h)

Deferred finance costs

Finance costs with respect to the 12% convertible note and totalling $40,000 were recorded May 4, 2005, and are being expensed over the remaining months until maturity of the note on May 4, 2006.

i)

Foreign currency translation

Monetary assets and liabilities are translated at year-end exchange rates; other assets and liabilities have been translated at the rates prevailing at the date of transaction. Revenue and expense items, except for amortization, are also translated at the rates prevailing at the date of transaction.  Amortization is converted using rates prevailing at dates of acquisition. Gains and losses from foreign currency translation are included in the statement of operations.

j)

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

Wentworth Energy, Inc.
(formerly Avondale Capital I Corp.)
(an Exploration Stage Enterprise)

Notes to the Consolidated Financial Statements
(Expressed in US Dollars)

December 31, 2005

2.

Significant Accounting Policies (continued)

k)

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

l)

Comprehensive income

Under SFAS 130, the Company is required to record certain gains and losses as a component of Stockholders' Equity, with the current changes in the component balances comprising the balance sheet figure disclosed in a separate statement or in a financial statement note.  The loss for the period is the same as the comprehensive loss for the period.

m)

Measurement uncertainty

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenditures during the reporting period.  Significant areas requiring the use of management estimates relate to the determination of impairment of oil and gas property costs and stock based compensation.  By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant.  Actual results could differ from those reported.

n)

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

o)

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Wentworth Energy, Inc.
(formerly Avondale Capital I Corp.)
(an Exploration Stage Enterprise)

Consolidated Financial Statements
(Expressed in US Dollars)

December 31, 2005

2.

Significant Accounting Policies (continued)

p)

Recent accounting pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 requires that certain financial instruments issued in the form of shares that are mandatorily redeemable as well as certain other financial instruments be classified as liabilities in the financial statements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003.

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

The adoption of these new pronouncements is not expected to have a material effect on the Company’s financial position or results of operations.

3.

Business Combination

On May 12, 2005, the Company acquired 86.8% of the common stock of Wentworth Oil & Gas, Inc., a Nevada corporation, by the issuance of 1,416,000 shares in the common stock of the company at a deemed value of $0.001 per share.  On August 4, 2005, a further 11.0% was acquired by the issuance of 180,000 shares of Company stock ownership interest for a total of 97.8%.  Wentworth Oil & Gas, Inc. owns an interest in the J.B. Henry #1 natural gas prospect (see note 5).

Wentworth Energy, Inc.
(formerly Avondale Capital I Corp.)
(an Exploration Stage Enterprise)

Notes to the Consolidated Financial Statements
(Expressed in US Dollars)

December 31, 2005

3.

Business Combination (continued)

The Company has accounted for the acquisition of Wentworth Oil & Gas, Inc. as a recapitalization of Wentworth Energy, Inc.  Wentworth Oil & Gas, Inc. is deemed to be the accounting acquirer.  All financial information for 2004 is that of Wentworth Oil & Gas, Inc.  At the date of acquisition there was no adjustment to the carrying value of the assets or liabilities of either Wentworth Energy, Inc. or Wentworth Oil & Gas, Inc.  The valuation of the 1,596,000 shares was determined on the net book value of Wentworth Oil & Gas, Inc.  The Company debited additional paid-in capital for $75,730 which was the value of the stockholder deficit at the date of acquisition.

4.

Prepaid Expenses

The Company entered into two publicity agreements during the year requiring deposits prior to delivery of services.  These prepaid deposits totalled $265,625 and have been expensed over the terms of each contract.

5.

Oil and Gas Properties

a)

McMullen County, Texas

Through its subsidiary, Wentworth Oil & Gas, Inc., the Company owns a 9% working interest (a 6.75% net revenue interest) in the J.B. Henry #1 natural gas re-entry prospect located in central McMullen County, Texas.  The Company has an option to participate, as to a 9% undivided interest, in the re-entry of the E.M. Henry #2 natural gas well at an estimated cost to the company of an additional $50,000.

The Company’s subsidiary owned an 18% interest prior to August 2005, at which time it sold one-half of its interest, equivalent to 9%, for $180,463.  These funds were used to settle the majority of the amounts owing to the operator, including $80,000 of promissory notes and $16,000 of cash bonuses on those notes.

Subsequent to the year end, gas production commenced, but at lower rates than anticipated.  Accordingly, the Company deemed it prudent to record a write-down of the carrying value of the property from $312,201 to a nominal $1 in the current year.

b)

Archer County, Texas

The Company also owns a 100% working interest (an 81.25% net revenue interest) in the Wuckowitsch and Burnett property covering approximately 240 acres in Archer County, Texas.  The Company purchased the leases to this property by issuing 10,000 common shares valued at $8,100.  The property comprises 11 producing wells and 31 inactive wells. During the current year revenues of $29,673 were generated, and the entire cost of the acquisition has been recorded as depletion.

c)

Asphalt Ridge Tar Sands, Utah

The Company also owns a 100% working interest (an 82.50% net revenue interest) in the Asphalt Ridge Tar Sands property covering approximately 1,900 acres near Vernal, Utah.  The Company purchased the leases to this property by a cash payment of $100,000.

Wentworth Energy, Inc.
(formerly Avondale Capital I Corp.)
(an Exploration Stage Enterprise)

Consolidated Financial Statements
(Expressed in US Dollars)

December 31, 2005

5.

Oil and Gas Properties (continued)

d)

Costs incurred in oil and gas property acquisition, exploration and development activities

Costs incurred in oil and gas property acquisition, exploration and development activities are summarized as follows:

	December 31, 2005	December 31, 2004
Acquisitions:
Proved producing reserves	$ -	$ -
Proved non-producing reserves	1	-
Unproved properties	100,000	202,460
Development costs	-	-
Explorations costs	-	-

	$ 100,001	$ 202,460

6.

Equipment

	Cost	Accumulated Amortization	December 31, 2005 Net Book Value

Office equipment	$ 2,523	$ 826	$ 1,697
Furniture and fixtures	345	34	311

	$ 2,868	$ 860	$ 2,008

	Cost	Accumulated Amortization	December 31, 2004 Net Book Value

Office equipment	$ 1,856	$ 241	$ 1,615

7.

Convertible Loans Payable

December 31, 2005

12% Convertible Note	$ 183,500

An unsecured note payable due May 4, 2006 with interest payable monthly at 12% per annum and a bonus of 30,000 shares of the common stock of the company.  The holder of the note is entitled, at its option, to convert any or all of the principal and accrued interest into shares of the common stock of the company at a price of $1.50 per such share at any time prior to maturity.

Total	$ 183,500

Wentworth Energy, Inc.
(formerly Avondale Capital I Corp.)
(an Exploration Stage Enterprise)

Notes to the Consolidated Financial Statements
(Expressed in US Dollars)

December 31, 2005

7.

Convertible Loans Payable (continued)

In August 2005, the Company entered into a line of credit agreement, whereby it can borrow up to $1,000,000 at a rate of 10% per annum calculated and payable annually.  Advances under the line of credit, which totalled $282,881 during fiscal 2005, are due and payable on August 22, 2008 and until repayment, the lender may convert the principal sum and accrued interest into shares of the common stock of the Company at a price of $0.90 per share.  In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” the Company recorded the value of the embedded beneficial conversion feature of $282,881 as additional paid-in capital as the debt was issued with an intrinsic value conversion feature.  Upon repayment of the outstanding principal and accrued interest on December 30, 2005, the Company reduced additional paid-in capital by the sum of $266,672.

8.

Related Party Transactions

a)

During the year, the Company entered into transactions with related parties as follows.  These amounts have been recorded at the exchange amount, being the amount agreed to by the parties;

Management fees paid to corporations controlled by directors	$261,944
Rent paid to a corporation controlled by a director	$ 2,700
Rent paid to a director	$ 3,130
Consulting fees paid to directors	$ 99,195

b)

As at December 31, 2005, $51,654 (2004 – $5,356) was owed to a director and corporations owned by directors of the Company in respect of unpaid fees and expenses.  The amount due to related parties is unsecured, without interest or stated terms of repayment; accordingly fair value cannot be reliably determined.

9.

Warrants Outstanding

	Number of warrants	Weighted Average Exercise Price	Expiry date

Outstanding at December 31, 2004	-	-	-

Warrants granted	120,000	$0.75	July 4, 2006
Warrants granted	1,358,754	$1.00	December 30, 2008
Warrants exercised	-	-	-

Outstanding at December 31, 2005	1,478,754	$0.98	38 months

Wentworth Energy, Inc.
(formerly Avondale Capital I Corp.)
(an Exploration Stage Enterprise)

Consolidated Financial Statements
(Expressed in US Dollars)

December 31, 2005

10.

Issuances of securities

Since its incorporation on October 31, 2000, Wentworth Energy, Inc. has issued the following shares of its common stock:

Date	Security	Number of Securities	Consideration			Basis for Assigning Amount
			Per Security	Total	Nature
October 31, 2000	Common stock	1,000,000	$0.001	$1,000	Cash	Cash
October 31, 2000	Common stock	2,000,000	0.001	2,000	Services	Agreed value
December 31, 2000	Common stock	590,000	0.002	1,180	Cash	Cash
January 31, 2001	Common stock	510,000	0.002	1,020	Cash	Cash
December 31, 2001	Common stock	10,000	0.926	9,261	Shares of FHW, Inc.	Market value of asset purchased
December 31, 2001	Common stock	520,000	0.001	520	Cash	Cash
January 1, 2003	Common stock	140,000	0.001	140	Cash	Cash
February 22, 2005	Common stock	2,000,000	0.001	2,000	Cash	Cash
March 15, 2005	Common stock	3,000,000	0.010	30,000	Cash	Cash
March 15, 2005	Common stock	100,000	0.010	1,000	Services	Agreed value
April 15, 2005	Common stock	50,000	0.250	12,500	Services	Agreed value
May 12, 2005	Common stock	1,416,000	0.001	1,416	Shares of Wentworth Oil & Gas, Inc.	Book value of assets purchased
June 6, 2005	Common stock	896,000	0.250	224,000	Cash	Cash
June 6, 2005	Common stock	50,000	0.250	12,500	Debt settlement	Face value of debt
June 6, 2005	Common stock	30,000	0.500	15,000	Bonus on convertible note	Agreed value
June 6, 2005	Common stock	17,857	0.700	12,500	Finder’s fee	Agreed value
August 4, 2005	Common stock	180,000	0.001	180	Shares of Wentworth Oil & Gas, Inc.	Book value of assets purchased
August 4, 2005	Common stock	6,000	0.250	1,500	Bonus on convertible note	Agreed value
August 4, 2005	Common stock	120,000	0.750	90,000	Cash	Cash
August 4, 2005	Common stock	444,833	0.260	115,708	Services	Agreed value
September 1, 2005	Common stock	(500,000)	(0.001)	(5,000)	Cancellation for non-payment	Subscribed price
September 13, 2005	Common stock	100,000	0.250	25,000	Origination fee on loan	Agreed value
September 13, 2005	Common stock	62,667	0.340	21,307	Services	Agreed value
September 28, 2005	Common stock	10,000	0.810	8,100	Oil and gas leases	Agreed value
September 30, 2005	Common stock	840,000	0.250	210,000	Option exercise for cash	Agreed option price
October 31, 2005	Common stock	80,000	0.250	20,000	Finder’s fee	Agreed value
November 3, 2005	Common stock	100,000	0.830	83,000	Services	Agreed value
December 30, 2005	Common stock	1,358,754	0.500	679,377	Cash	Cash

Total		15,132,111		$1,575,209

Wentworth Energy, Inc.
(formerly Avondale Capital I Corp.)
(an Exploration Stage Enterprise)

Notes to the Consolidated Financial Statements
(Expressed in US Dollars)

December 31, 2005

10.

Issuances of securities (continued)

Since its incorporation on October 31, 2000, Wentworth Energy, Inc. has issued the following share purchase warrants:

Date	Security	Number of Securities	Consideration			Basis for Assigning Amount
			Per Security	Total	Nature
August 4, 2005	Warrants	120,000	0.00	$ -	Cash	Cash
December 30, 2005	Warrants	1,358,754	0.00	-	Cash	Cash

Total		1,478,754		$ -

11. Non-Cash Transactions

The following non-cash transactions were recorded during the periods ended:

	December 31
	2005	2004
Shares issued for investing activities	$ 9,696	$ -
Shares issued for financing activities	$ 66,500	$ -

12.

Stock-Based Compensation

The Company grants options to directors, officers, and consultants to acquire common stock.  As disclosed in note 2(n) the company has prospectively adopted the recommendations of SFAS 123(R) with respect to stock-based compensation.

The Company issued 9,775,000 options during the year.  The estimated fair value, as determined by a Black-Scholes option pricing model, of stock options granted and future charges to operations are set out below.

Date of grant	March 18, 2005	April 2, 2005	June 8, 2005	October 1, 2005	December 31, 2005	Total or Average

Number of options	6,000,000	400,000	225,000	100,000	3,050,000	9,775,000
Number expected to vest	6,000,000	400,000	225,000	100,000	3,050,000	9,775,000
Estimated life	2.6 years	2.8 years	2.0 years	2.4 years	2.1 years	2.4 years
Share price at date of grant	$0.25	$0.25	$0.25	$0.75	$0.62	$0.37
Weighted average option exercise price	$0.25	$0.25	$0.44	$0.50	$0.50	$0.33
Risk free interest rate	3.25%	3.25%	3.25%	3.32%	3.85%	3.44%
Estimated volatility	0%	0%	0%	158.23%	175.39%	56.34%
Option fair value	$ -	$ -	$ -	$0.62	$0.52	$0.17
Compensation cost	$ -	$ -	$ -	$62,295	$1,562,044	$1,624,339

Option pricing models require the input of highly subjective assumptions including the expected price volatility.  Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore the existing models do not necessarily provide a reliable single measure of the fair value of the company’s stock options.

Wentworth Energy, Inc.
(formerly Avondale Capital I Corp.)
(an Exploration Stage Enterprise)

Notes to the Consolidated Financial Statements
(Expressed in US Dollars)

December 31, 2005

12.

Stock-Based Compensation (continued)

	Number of options	Currently exercisable options	Exercise price	Expiry date

Outstanding at December 31, 2004	-	-	-
Options granted	1,800,000	-	$0.50	February 28, 2009
Options granted	4,100,000	2,612,500	$0.25	February 28, 2008
Options granted	3,425,000	346,000	$0.50	February 28, 2008
Options granted	350,000	222,500	$0.25	February 28, 2007
Options granted	100,000	25,000	$0.50	December 31, 2006
Options exercised	(840,000)	-	$0.25	-
Options terminated	(600,000)	-	$0.25	-

Outstanding at December 31, 2005	8,335,000	3,206,000	$0.25-$0.50

The fair value of stock options is charged to operations over the lesser of the vesting period or the expected life of the options.  The following table sets out the expected annual stock-based compensation expense for options granted.

	2005	2006	2007	2008	Total
Options granted March 18, 2005	$ -	$ -	$ -	$ -	$ -
Options granted April 2, 2005	-	-	-	-	-
Options granted June 8, 2005	-	-	-	-	-
Options granted October 1, 2005	62,295	-	-	-	62,295
Options granted December 31, 2005	137,145	538,241	507,252	379,406	1,562,044

Total	$199,440	$538,241	$ 507,252	$ 379,406	$1,624,339

13.

Income Taxes

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

December 31,	2005	2004

Loss before income taxes	$ (1,895,579)	$ (146,306)

Income tax recovery at statutory rates	(284,337)	(21,946)
Non-deductible items for tax purposes	47,347	-
Unrecognized benefit of non-capital loss carry-forwards	236,990	21,946

	$ -	$ -

Wentworth Energy, Inc.
(formerly Avondale Capital I Corp.)
(an Exploration Stage Enterprise)

Notes to the Consolidated Financial Statements
(Expressed in US Dollars)

December 31, 2005

13.

Income Taxes (continued)

The significant components of the Company’s future income tax assets are as follows:

December 31,	2005	2004

Future income tax assets
Non-capital losses available for future periods	$ 258,936	$ 21,946

Valuation allowance	(258,936)	(21,946)

	$ -	$ -

At December 31, 2005 the Company has available non-capital losses of approximately $1,700,000 which may be carried forward to apply against future income.  These losses will expire commencing in 2014.

Future tax benefits, which may arise as a result of applying these deductions to taxable income, have not been recognized in these accounts.

14.

Commitments

The company has entered into the following consulting agreements:

a)

Effective March 1, 2005, pursuant to which a consultant will be paid $1,000 per month, in cash or common shares at the option of the consultant, and a minimum of 25,000 options to be granted annually, the agreement is for a term of one year. If the agreement is terminated by the Company without notice, damages are payable equal to 12 times the monthly fee.  The consultant will be paid a finder’s fee on the raising of debt or equity financing.

b)

Effective October 1, 2005, the Company entered into an agreement with a consultant, who will receive $10,000 per month as remuneration, with no less than ¼ and no more than ½ of this amount payable in cash.  The balance will be paid in shares at a price equal to 110% of the fair market value on the date of issuance.  The consultant will also be granted options to purchase no less than 750,000 shares, granted at intervals over a 33 month period from the date of the agreement.  The agreement may be terminated with 60 days notice by either party without penalty.  This agreement replaces an agreement with the same consultant dated March 22, 2005, which was terminated without penalty.

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

Wentworth Energy, Inc.
(formerly Avondale Capital I Corp.)
(an Exploration Stage Enterprise)

Notes to the Consolidated Financial Statements
(Expressed in US Dollars)

December 31, 2005

14.

Commitments (continued)

d)

Effective April 2, 2005, pursuant to which a corporation controlled by of the President of the Company will be paid $10,800 per month for consulting services, in cash or common shares at the option of the consultant.   Additional remuneration includes a minimum of 800,000 options to be granted annually.  The agreement is for a term of five years. If the agreement is terminated by the company without notice, damages are payable equal to 12 times the monthly fee.

e)

Effective June 1, 2005, pursuant to which an investor relations consultant will be paid 400,000 shares of common stock for a twelve month period commencing August 1, 2005.

f)

Effective June 1, 2005, pursuant to which a public relations consultant will be paid $500 and 5,000 shares of common stock per month commencing August 2005 and ending June 1, 2006.

g)

Effective June 16, 2005, pursuant to which an investor relations consultant will be paid $5,000 per month commencing July 2005 and 250,000 shares of common stock in four quarterly instalments.  The Company may terminate the agreement upon 30 days’ notice and the payment of a $5,000 termination fee.

h)

Effective October 14, 2005, the Company entered into an agreement with a consultant, who serves as a director.  The consultant will receive $10,000 per month as remuneration, with no less than ¼ and no more than ½ of this amount payable in cash.  The balance will be paid in shares at a price equal to 110% of the fair market value on the date of issuance.  The consultant will also be granted options to purchase no less than 1,200,000 shares, granted at intervals over a 33 month period from the date of the agreement.  The agreement may be terminated with 60 days notice by either party without penalty.

i)

Effective December 2005, the Company committed to a directors’ stock option plan in which each director will receive 200,000 options upon the anniversary of each full year of service as director of the company.  The first such anniversary will be in March, 2006, and the options are exercisable at $0.50 per share for a period of three years following the date of the grant.

15.

Subsequent Events

a)

In January 2006, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a single investor pursuant to which the investor purchased 10% secured convertible debentures with a principal amount of $1,500,000, and warrants to purchase 1,500,000 shares of the Company’s common stock until January 12, 2011, 1/3 of which are exercisable at a price of $0.60 per share, 1/3 are exercisable at $0.80 per share and 1/3 are exercisable at $1.00 per share.  The Company also issued 100,000 common shares as a commitment fee to the investor, these shares were valued at $64,000.

Wentworth Energy, Inc.
(formerly Avondale Capital I Corp.)
(an Exploration Stage Enterprise)

Notes to the Consolidated Financial Statements
(Expressed in US Dollars)

December 31, 2005

15.

Subsequent Events (continued)

The convertible debentures are due and payable on January 11, 2009.  The principal and accrued interest on the Convertible Debentures may, at the option of the holder during the term of the convertible debentures, be converted into shares of the Company’s common stock at a rate of the lesser of $0.65 per share and 85% of the lowest volume-weighted average price of the Company’s common stock during the 15 trading days preceding the conversion date.  The investor has contractually agreed to restrict its ability to convert the convertible debentures to an amount less than 5% of the then-issued shares of common stock of the Company.  In addition, the investor will not convert more than $150,000 of the principal in any 30-day period.

Because the convertible debentures have a feature wherein the conversion price resets, the Company has analyzed the debenture pursuant to EITF 00-19.  This provision results in a bifurcation of the conversion feature from the debt and accounting for the feature as a derivative liability with changes in fair value recorded in the income statement.

The Company issued 49,231 common shares to a third party as a finders fee; these shares were valued at $32,000.

b)

On February 15, 2006, stock options were granted to a consultant to purchase up to 250,000 shares of the Company’s common stock at a price of $1.50 per share until February 28, 2011.  The options will vest in eight equal quarterly amounts commencing April 1, 2006.

c)

On March 27, 2006, stock options were granted to the Company’s Chief Executive Officer to purchase up to 500,000 shares of the Company’s common stock at a price of $3.85 per share at any time until February 28, 2009.

d)

Subsequent to the year end the Company paid a cash deposit of $150,000 which is only refundable under limited circumstances.

e)

Subsequent to the year end the Company issued 400,000 common shares on the exercise of stock options for proceeds of $100,000.  The Company also issued 218,943 common shares at prices ranging between $0.25 and $1.19 for services valued at $147,015.

f)

Subsequent to the year end, the Company entered into an agreement with Petromax Technologies, LLC (“Petromax”) and others, wherein the parties agreed to form a corporation, Wentworth Oil Sands, Inc., to develop oil sands projects worldwide using Petromax’s hydrocarbon separation technology.  Wentworth Oil Sands, Inc. is 50% owned by the Company.  As consideration, the Company agreed to issue to Petromax, 200,000 shares of the Company’s common stock and grant stock options entitling Petromax to purchase up to an additional 300,000 shares of the Company’s common stock at a price of $1.25 per share at any time until March 1, 2009.

Exhibit 3.1.   Amended Certificate of Incorporation Dated February 24, 2005

AMENDED CERTIFICATE OF INCORPORATION OF

AVONDALE CAPITAL I CORP.

TO THE SECRETARY OF STATE

STATE OF OKLAHOMA:

I, the undersigned incorporator, whose name and address are shown below, being a person legally competent to enter into contracts, for the purpose of forming a corporation under the "Oklahoma General Corporation Act" of the State of Oklahoma (hereinafter the “Act”), do hereby adopt the following Certificate of Incorporation:

1.

The name of the corporation is:

Wentworth Energy, Inc.

2.

The address of its registered office in the State of Oklahoma is 3033 N.W. 63rd Street, Suite 200, Oklahoma City, Oklahoma 73116-3607, and the name of its registered agent is Corporate Representation Services, L.L.C.

3.

The duration of the Corporation is perpetual.

4.

The objects and purposes for which the Corporation is organized are to engage in any lawful act or activity for which corporations may be organized under the Act.

5.

The aggregate number of shares which the Corporation shall have the authority to allot is 50,000,000 of which 48,000,000 shares shall be common stock of a par value of $0.001 each, amounting to an aggregate of $48,000.00 and of which 2,000,000 shares shall be preferred stock with a par value of $0.001 each, amounting to an aggregate of $2,000.00.

The Board of Directors is authorized to issue the capital stock in one or more classes or one or more series of stock within any class thereof and which classes or series may have such voting powers, full or limited, or no voting powers, and such designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions thereof, shall be stated and expressed in the resolution or resolutions providing for the use issue of such stock adopted by the Board of Directors.

6.

The number of directors of this Corporation shall be as specified in the Bylaws, and such number may from time to time be increased or decreased under the Bylaws or an amendment or change thereof, provided that the number of directors of the Corporation shall not be less than one.  Directors and officers need not be shareholders.  In case of vacancies on the Board of Directors, a majority of the remaining members of the Board, even though less than a quorum, may elect directors to fill such vacancies to hold office until the next annual meeting of the shareholders.

7.

No contract or other transaction between the Corporation and any other corporation, whether or not a majority of the shares of the capital stock of such other corporation are owned by the Corporation, and no act of the Corporation shall in any way be affected by the fact that any of the directors of the Corporation are pecuniary or otherwise interested in, or are directors or officers of, such other corporation; any director individually, or any firm of which such director may be a member, may be a party to, or may be pecuniarily or otherwise interested in, any contract or other transaction of the Corporation, provided that the fact that he or such firm is so interested shall be disclosed or shall have been known to the Board of Directors, or a majority thereof; and any director of the Corporation who is also a director or officer of such other corporation, or who is so interested, may be counted in determining the existence of a quorum at any meeting of the Board of Directors of the Corporation which shall authorize such contract or transaction, and may vote thereat to authorize such contract or transaction, with like force and effect as if he were not such director or officer of such other corporation or not so interested.

8.

In furtherance and not in limitation of the powers conferred by the laws of the State of Oklahoma, the Board of Directors of this Corporation is expressly authorized:

(a)  To make, alter, amend, add to, revise, or repeal the Bylaws in any manner not contrary to the laws of the State of Oklahoma;

(b)  To authorize and cause its officers to execute mortgages and liens upon the property, both real and personal, and upon the franchises of this Corporation; and

(c)  To designate, by resolution passed by a majority of the whole Board, one or more committees, each to consist of one or more directors, which committees, to the extent provided in such resolution or in the Bylaws of the Corporation, shall have and may exercise any or all of the powers of the Board of Directors in the management of the business and affairs of this Corporation and shall have power to authorize the seal of this Corporation to be affixed by its officers to all papers which may require it.

A majority of the stock issued and outstanding of this Corporation having voting power may in the Bylaws confer power additional to the foregoing upon the directors, in addition to the powers and authorities expressly conferred upon them by law.

9.

No shareholder of this Corporation shall have any preemptive or preferential right of subscription to any shares of stock of this Corporation, whether now or hereinafter authorized, and to any obligations convertible into stock of this Corporation, authorized, issued or sold.

10.

Whenever a compromise or arrangement is proposed between this Corporation and its creditors or any class of them and/or between this Corporation and its shareholders or any class of them, any court of equitable jurisdiction within the State of Oklahoma, on the application in a summary way of this Corporation or of any creditor or shareholder thereof or on the application of any receiver or receivers appointed for this Corporation under the provisions of Section 1106 of the Act or on the application of trustees in dissolution or of any receiver or receivers appointed for this Corporation under the provisions of Section 1100 of the Act, may order a meeting of the creditors or class of creditors, and/or of the shareholders or class of shareholders of this Corporation, as the case may be, to be summoned in such manner as the court directs.  If a majority in number representing three-fourths (3/4) in value of the creditors or class of creditors, and/or of the shareholders or class of shareholders of this Corporation, as the case may be, agree to any compromise or arrangement and to any reorganization of this Corporation as a consequence of such compromise or arrangement, the compromise or arrangement and the reorganization, if sanctioned by the court to which the application has been made, shall be binding on all the creditors or class of creditors, and/or on all the shareholders or class of shareholders, of this Corporation, as the case may be, and also on this Corporation.

11.

Election of directors need not be by written ballot unless the Bylaws of the Corporation shall so provide.

12.

(a)  A director of the Corporation shall not be personally liable to the Corporation or its shareholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the director's duty of loyalty to the Corporation or its shareholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law, (iii) under Section 1053 of the Act, or (iv) for any transaction from which the director derived an improper personal benefit.  If the Act is amended after approval by the shareholders of this paragraph to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of a director of the Corporation shall be eliminated or limited to the fullest extent permitted by the Act, as so amended.

(b)  Any repeal or modification of the foregoing paragraph by the shareholders of the Corporation shall not adversely affect any right or protection of a director of the Corporation existing at the time of such repeal or modification.

(c)  Each person who was or is made a party to or is threatened to be made a party to or is otherwise involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative (hereinafter a "proceeding"), by reason of the fact that he is or was a director, officer or employee of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise, including service with respect to employee benefit plans (hereinafter an "indemnitee"), whether the basis of such proceeding is alleged action in an official capacity as a director, officer, employee or agent or in any other capacity while serving as a director, officer, employee or agent, shall be indemnified and held harmless by the Corporation to the fullest extent authorized by the Act, as the same exists or may hereafter be amended (but, in the case of any such amendment, only to the extent that such amendment permits the Corporation to provide broader indemnification rights than such law permitted the Corporation to provide prior to such amendment), against all expense, liability and loss (including attorney's fees, judgments, fines, ERISA excise taxes or penalties and amounts paid in settlement) reasonably incurred or suffered by such indemnitee in connection therewith and such indemnification shall continue as to an indemnitee who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the indemnitee's heirs, executors and administrators; provided, however, that except as provided in subparagraph (d) hereof with respect to proceedings to enforce rights to indemnification, the Corporation shall indemnify any such indemnitee in connection with a proceeding (or part thereof) initiated by such indemnitee only if such proceeding (or part thereof) was authorized by the Board of Directors of the Corporation.  The right to indemnification conferred in this paragraph shall be a contract right and shall include the right to be paid by the Corporation the expenses incurred in defending and such proceeding in advance of its final disposition (hereinafter an "advancement of expenses"); provided, however, that if the Act requires, an advancement of expenses incurred by an indemnitee in his capacity as a director or officer (and not in any other capacity in which service was or is rendered by such indemnitee, including without limitation, service to an employee benefit plan) shall be made only upon delivery to the Corporation of an undertaking, by or on behalf of such indemnitee, to repay all amounts so advanced if it shall ultimately be determined by final judicial decision from which there is no further right to appeal that such indemnitee is not entitled to be indemnified for such expenses under this paragraph or otherwise (hereinafter an "undertaking").

(d)  If a claim under subparagraph (c) of this paragraph is not paid in full by the Corporation within sixty (60) days after a written claim has been received by the Corporation, except in the case of a claim for an advancement of expenses, in which case the applicable period shall be twenty (20) days, the indemnitee may at any time thereafter bring suit against the Corporation to recover the unpaid amount of the claim.  If successful in whole or in part in any such suit or in a suit brought by the Corporation to recover an advancement of expenses pursuant to the terms of the undertaking, the indemnitee shall be entitled to be paid also the expense of prosecuting or defending such suit.  In (i) any suit brought by an indemnitee to enforce a right to indemnification hereunder (but not in a suit brought by an indemnitee to enforce a right to an advancement of expenses) it shall be a defense that, and (ii) any suit by the Corporation to recover an advancement of expenses pursuant to the terms of an undertaking that Corporation shall be entitled to recover such expenses upon a final adjudication that the indemnitee has not met the applicable standard of conduct set forth in the Act.  Neither the failure of the Corporation (including its Board of Directors, independent legal counsel or its shareholders) to have made a determination prior to the commencement of such suit that indemnification of the indemnitee is proper in the circumstances because the indemnitee has met the applicable standard of conduct set forth in the Act, nor an actual determination by the Corporation (including its Board of Directors, independent legal counsel or its shareholders) that the indemnitee has not met such applicable standard of conduct, shall create a presumption that the indemnitee has not met the applicable standard of conduct or, in the case of such a suit brought by the indemnitee, be a defense to such a suit.  In any suit brought by an indemnitee to enforce a right hereunder, or by the Corporation to recover an advancement of expenses pursuant to the terms of an undertaking, the burden of proving that the indemnitee is not entitled to be indemnified or to such advancement of expenses under this paragraph or otherwise shall be on the Corporation.

(e)  The rights to indemnification and to the advancement of expenses conferred in this paragraph shall not be exclusive of any other right which any person may have or hereafter acquire under any statute, this Certificate of Incorporation, Bylaws, agreement, vote of shareholders or disinterested directors or otherwise.

(f)  The Corporation may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Corporation or another corporation, partnership, joint venture, trust or other enterprise against any expense, liability or loss, whether or not the Corporation would have the power to indemnify such person against such expense, liability or loss under the Act.

(g)  The Corporation may, to the extent authorized from time to time by the Board of Directors, grant rights to indemnification and to the advancement of expenses, to any agent of the Corporation to the fullest extent of the provisions of this paragraph with respect to the indemnification and advancement of expenses of directors, officers and employees of the Corporation.

Exhibit 3.2.   Amended Bylaws Dated April 8, 2005

AMENDED BY-LAWS OF

WENTWORTH ENERGY, INC.

(an Oklahoma corporation)

ARTICLE I

OFFICES

Section 1.  Principal Office.  The principal office for the transaction of the business of the corporation is hereby fixed and located at:

115 West 7th Street, Suite 1400

Fort Worth, Texas 76102

The Board of Directors is hereby granted full power and authority to change said principal office from one location to another in said state.  Any such change shall be noted in the by-laws by the Secretary, opposite this section, or this section may be amended to state the new location.

Section 2.  Other Offices.  Branch or subordinate offices may at any time be established by the Board of Directors at any place or places where the corporation is qualified to do business or the business of the corporation may require.

ARTICLE II

MEETINGS OF SHAREHOLDERS

Section 1.  Place of Meetings.  All annual meetings of shareholders and all other meetings of shareholders shall be held either at the principal office of the corporation or at any other place within or without the State of Oklahoma as may be designated either by the Board of Directors pursuant to authority hereinafter granted to said Board or by the written consent of the shareholders entitled to vote at such meeting holding at least a majority of such shares given either before or after the meeting and filed with the Secretary of the corporation.

Section 2.  Annual Meetings.  The annual meetings of shareholders shall be held on such date not less than sixty (60) nor more than one hundred twenty (120) days after the end of the corporation's last preceding fiscal year, as the Board of Directors shall prescribe; provided, that if in any such year the annual meeting shall not have been held within such period, then it shall be held at 10:00 a.m. on the first Tuesday in the fifth month after the end of the corporation's last preceding fiscal year; provided, however, that should said day fall on a legal holiday, then any such annual meeting of shareholders shall be held at the same time and place on the next day thereafter ensuing which is a full business day.  Any such annual meeting may be held at any other time which may be designated in a resolution by the Board of Directors or by the written consent of the shareholders entitled to vote at such meeting holding at least a majority of such shares.  At such annual meeting, directors shall be elected, reports of the affairs of the corporation shall be considered, and any other business may be transacted which is within the powers of the shareholders to transact and which may be properly brought before the meeting.

Written notice of each annual meeting shall be given to each shareholder entitled to vote, either personally or by mail or other means of written communication, charges prepaid, addressed to such shareholder at his address appearing on the books of the corporation or given by him to the corporation for the purpose of notice.  If a shareholder gives no address, notice shall be deemed to have been given him if sent by mail or other means of written communication addressed to the place where the principal office of the corporation is situated.  All such notices shall be sent to each shareholder entitled thereto not less than ten (10) nor more than sixty (60) days before each annual meeting.

Section 3. Special Meetings.  Special meetings of the shareholders for any purpose or purposes, unless otherwise prescribed by statute, may be called at any time by the President, or by resolution of the Board of Directors, or by one or more shareholders holding not less than ten percent (10%) of the issued and outstanding voting shares of the corporation, or such meeting may be held at any time without call or notice upon unanimous consent of the shareholders.  Except in special cases where other express provision is made by statute, notice of such special meetings shall be given in the same manner and pursuant to the same notice provisions as for annual meetings of shareholders.  Notices or any special meeting shall state, in addition to the place, day and hour of such meeting, the purpose or purposes of the meeting.  Business transacted at any special meeting of shareholders shall be limited to the purposes stated in the notice.

Section 4.  List of Shareholders Entitled to Vote.  The officer who has charge of the stock ledger of the corporation shall prepare and make, at least ten (10) days before every meeting of shareholders, a complete list of the shareholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each shareholder and the number of shares registered in the name of each shareholder.  Such list shall be open to the examination of any shareholder for any purpose germane to the meeting during ordinary business hours for a period of at least ten (10) days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held.  The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any shareholder who is present.

Section 5.  Quorum.  The holders of one-third (1/3) of the stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at all meetings of the shareholders for the transaction of business, except as otherwise provided by statute or the Certificate of Incorporation of the corporation.  When a quorum is present at any meeting, a majority of the shares represented thereat and entitled to vote thereat shall decide any question brought before such meeting.  The shareholders present at a duly called or held meeting at which a quorum is present may continue to do business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum.

Section 6.  Voting.  At each meeting of shareholders each shareholder entitled to vote shall vote in person or by proxy and he shall have one (1) vote for each share standing registered in his name at the closing of the transfer books for such meeting, or the record date fixed for such meeting by the Board of Directors, as the case may be, or standing registered in his name at the time of such meeting if neither a date for the closing of the transfer books nor a record date for such meeting has been fixed by the Board of Directors.

Section 7.  Consent of Absentees.  The transaction of any meeting of shareholders, either annual or special, however called and noticed, shall be as valid as though had at a meeting duly held after regular call and notice, if a quorum be present either in person or by proxy, and if, either before or after the meeting, each of the persons entitled to vote, not present in person, or by proxy, signs a written waiver of notice, or a consent to the holding of such meeting, or an approval of the minutes thereof.  All such waivers, consents or approvals shall be filed with the corporate records or made a part of the minutes of the meeting.

Section 8.  Action Without Meeting.  Any action which, under any provisions of the laws of the State of Oklahoma or under the provisions of the Certificate of Incorporation or under these by-laws may be taken at a meeting of the shareholders, may be taken without a meeting if a record or memorandum thereof be made in writing and signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take the action at a meeting for such purpose, and such record or memorandum be filed with the Secretary of the corporation and made a part of the corporate records.

Section 9.  Proxies.  Any shareholder entitled to vote or execute consents shall have the right to do so either in person or by one or more agents authorized by proxy.  The appointment of a proxy shall be in writing and signed by the shareholder but shall require no other attestation and shall be filed with the Secretary of the corporation at or prior to the meeting.  The termination of a proxy's authority by act of the shareholder shall, subject to the time limitation herein set forth, be ineffective until written notice of the termination has been given to the Secretary of the corporation.  Unless otherwise provided therein, an appointment filed with the Secretary shall have the effect of revoking all proxy appointments of prior date.

ARTICLE III

DIRECTORS

Section 1.  Powers.  Subject to limitations of the Certificate of Incorporation, of the by-laws and of the laws of the State of Oklahoma as to action to be authorized or approved by the shareholders, and subject to the duties of directors as prescribed by the by-laws, all corporate powers shall be exercised by or under the authority of, and the business and affairs of the corporation shall be controlled by, the Board of Directors.

Section 2.  Number, Election and Term of Office.  The number of directors which shall constitute the whole Board shall be not less than one (1) nor more than nine (9) and subsequently, such number as may be fixed from time to time by the Board of Directors.  The Directors shall be elected at each annual meeting or any regular meeting of the Shareholder; however, if any such annual meeting is not held or the Directors are not elected thereat, the Directors may be elected at any special meeting of Shareholders held for that purpose.  All Directors shall hold office until their respective successors are elected.  The Directors shall be divided into three (3) classes with each class containing approximately the same number of Directors.  The first class shall be nominated to serve as Directors for a term of three (3) years; the second class for a term of two (2) years; and the third class for a term of one (1) year.  Thereafter, all terms shall be for three (3) years.

Section 3.  Vacancies.  Vacancies as well as authorized but unfilled board positions on the Board of Directors may be filled by a majority of the directors then in office, though less than a quorum, or by a sole remaining director, and each director so elected shall hold office until his successor is elected at an annual or a special meeting of the shareholders.

Section 4.  Removal.  Except as otherwise provided in the Certificate of Incorporation, By-Laws or by statute, the entire Board of Directors or any individual director may be removed from office with or without cause by vote of shareholders holding a majority of the outstanding shares entitled to vote at any annual or special meeting of shareholders.  In case the entire Board or any one or more directors be so removed, new directors may be elected at the same meeting of shareholders.

Section 5.  Place of Meetings.  Regular meetings of Board of Directors shall be held at any place within or without the State of Oklahoma as may be designated from time to time by resolution of the Board of Directors or by the written consent of all members of the Board.  In the absence of such designation, regular meetings shall be held at the principal office of the corporation.  Special meetings of the Board may be held either at a place so designated or at the principal office.

Section 6.  Regular Meetings.  A regular annual meetings of the Board of Directors for the purpose of election of officers of the corporation and the transaction of any other business coming before such meeting shall be held each year immediately following the adjournment of the annual shareholder's meeting and no notice of such meeting to the elected directors shall be necessary in order to legally constitute the meeting, provided a majority of the whole Board shall be present.  If a majority of the Board shall not be present, then such regular annual meeting may be held at such time as shall be fixed by the consent, in writing, of all of the directors.  Other regular meetings of the Board may be held without notice at such time as shall from time to time be determined by the Board.

Section 7. Special Meetings.  Special meetings of the Board of Directors for any purpose or purposes shall be called at any time by the President or, if he is absent or unable to act, by any Vice President or by any two directors upon three (3) days written notice.  No business shall be considered at any special meeting other than the purposes stated in the notice given to each director of the meeting, except upon the unanimous consent of all directors.

Section 8.  Waiver of Notice.  Any action taken or approved at any meeting of the Board of Directors, however called and noticed or wherever held, shall be as valid as though had at a meeting duly held after regular call and notice, if a quorum be present and if, either before or after the meeting, each of the directors not present signs a written waiver of notice, or a consent to the holding of such meeting, or an approval of the minutes thereof.  All such waivers, consents or approvals shall be filed with the corporate records or made a part of the minutes of the meeting.

If a director does not receive notice of a meeting, but attends and participates in the meeting, he shall be deemed to have waived notice of the meeting.

Section 9.  Quorum.  At all meetings of the Board, a quorum shall consist of a majority of the entire number of directors and the acts of a majority of the directors present shall be the acts of the Board of Directors except as may be otherwise specifically provided by statute or by the Certificate of Incorporation of the corporation or by these by-laws.

Section 10.  Fees and Compensation.  The Board of Directors may from time to time fix the compensation of directors for their services in that capacity.  The compensation of a director may consist of an annual fee or a fee for attendance at each regular or special meeting of the Board or any meeting of any committee of the Board of which such director is a member or a combination of fees of both types; provided, that nothing herein contained shall be construed to preclude any director from serving the corporation in any other capacity and receiving compensation therefor.  The Board may also provide for the reimbursement to any director of expenses incurred in attending any meeting of the Board or any committee of the Board of which he is a member.

Section 11.  Action Without Meeting.  Any action required or permitted to be taken at a meeting of the Board of Directors may be taken without a meeting if a majority of the members of the Board shall individually or collectively consent to such action by signing a written record or memorandum thereof.  Such record or memorandum shall have the same effect as a unanimous vote of the Board of Directors and shall be filed with the Secretary of the corporation and made a part of the corporate records.

Section 12.  Participation in Meetings by Telephone.  Any one or more members of the Board of Directors or of any committee of the Board may participate in a meeting of the Board or committee by means of conference telephone or similar communications equipment allowing all persons participating in the meeting to hear each other at the same time.  Participation by such means shall constitute presence in person at a meeting.

ARTICLE IV

EXECUTIVE COMMITTEE

Section 1.  Election.  At the annual meeting, or any special meeting of the Board of Directors, the Board may if it deems necessary, acting by resolution adopted by a majority of the number of directors fixed by these by-laws, elect from their own members an Executive Committee composed of three or more voting members.

Section 2.  Duties.  The Executive Committee shall have all of the powers of the directors in the interim between meetings of the Board, except the power to declare dividends and to adopt, amend or repeal the by-laws and where action of the Board of Directors is required by law.  It shall keep regular minutes of its proceedings which shall be reported to the directors at their next meeting.

Section 3.  Meetings.  The Executive Committee shall meet at such times as may be fixed by the Committee or on the call of the President.  Notice of the time and place of the meeting shall be given to each member of the Committee in the manner provided for the giving of notice to members of the Board of Directors of the time and place of special meetings of the Board of Directors.

Section 4.  Quorum and Voting.  A majority of the members of the Executive Committee shall constitute a quorum for the transaction of business.  The act of the majority of the members of the Executive Committee present at a meeting at which a quorum is present shall be the act of the Executive Committee.  At all meetings of the Executive Committee, each member present shall have one (1) vote which shall be cast by him in person.

Section 5.  Waiver of Notice.  Any actions taken or approved at any meeting of the Executive Committee, however called and noticed or wherever held, shall be as valid as though had at a meeting duly held after regular call and notice, if a quorum be present and if, either before or after the meeting, each of the members not present signs a written waiver of notice or a consent to holding such meeting or an approval of the minutes thereof.

Section 6.  Removal.  The entire Executive Committee or any individual member thereof may be removed from the Committee with or without cause by a vote of a majority of the whole Board of Directors.

Section 7.  Vacancies.  The Board of Directors shall fill all vacancies in the Executive Committee which may occur from time to time.

Section 8.  Action Without Meeting.  Any action which might be taken at a meeting of the Executive Committee may be taken without a meeting if a record or memorandum thereof be made in writing and signed by all members of the Executive Committee.

ARTICLE V

COMMITTEES OF DIRECTORS

Section 1.  Designation.  The Board of Directors may, by resolution passed by a majority of the whole Board, designate one or more committees, in addition to the Executive Committee provided for in Article IV hereof, each committee to consist of two or more of the directors of the corporation, which to the extent provided in the resolution, shall have and may exercise the powers of the Board of Directors in the management of the business and affairs of the corporation, except where action of the Board of Directors is required by law, and may authorize the seal of the corporation to be affixed to all papers which may require it.  Such committee or committees shall have such name or names as may be determined from time to time by resolution adopted by the Board of Directors.

Section 2.  Procedural Rules.  Each committee shall comply with the same procedural rules set forth in Sections 3 through 8, both inclusive, of Article IV that are applicable to the Executive Committee.

ARTICLE VI

OFFICERS

Section 1.  Officers and Qualifications.  The officers of the corporation shall be a President, a Secretary, a Treasurer and such other officers as the Board of Directors may deem necessary or advisable, including but not limited to a Chairman of the Board, a Vice Chairman of the Board, an Executive Vice President, one or more Vice Presidents, one or more Assistant Secretaries, one or more Assistant Treasurers, and such other officers as may be appointed in accordance with the provisions Section 3 or Section 5 of this Article.  One person may hold two or more offices.

Section 2.  Election.  The officers of the corporation, except such officers as may be appointed in accordance with the provisions of Section 3 or Section 5 of this Article, shall be chosen annually by the Board of Directors, and each shall hold his office until he shall resign or shall be removed or otherwise disqualified to serve, or his successor shall be elected and qualified.

Section 3.  Subordinate Officers.  The Board of Directors may appoint, and may empower the President to appoint, such other officers as the business of the corporation may require, each of whom shall hold office for such period, have such authority and perform such duties as are provided in the by-laws or as the Board of Directors may from time to time determine.

Section 4.  Removal and Resignation.  Any officer may be removed, either with or without cause, by the Board of Directors, at any regular or special meeting thereof, or, except in case of an officer chosen by the Board of Directors, by any officer upon whom such power of removal may be conferred by the Board of Directors.

Section 5.  Vacancies.  A vacancy in any office because of death, resignation, removal, disqualification or any other cause shall be filled in the manner prescribed in the by-laws for regular appointments to such office.

Section 6.  Duties of Officers.  The duties and powers of the officers of the corporation shall be as follows, and as shall hereafter be set by resolution of the Board of Directors:

Chairman of the Board.  The Chairman of the Board, if there shall be such an officer, shall, if present, preside at all meetings of the Board of Directors and exercise and perform such other powers and duties as may be from time to time assigned to him by the Board of Directors or prescribed by the by-laws.

President.  Subject to such powers and duties, if any, as may be assigned by the Board of Directors to the Chairman of the Board, if there be such an officer, the President shall be the Chief Executive Officer of the corporation and shall, subject to the control of the Board of Directors, have general supervision, direction and control of the business and officers of the corporation.

Vice President.  In the absence or disability of the President, the Vice Presidents in order of their rank as fixed by the Board of Directors, shall perform all the duties of the President and, when so acting, shall have all the powers of, and be subject to all the restrictions upon, the President.  The Vice Presidents shall have such other powers and perform such other duties as from time to time may be prescribed for them respectively by the Board of Directors or the by-laws.  The Board of Directors may designate such titles as may be descriptive of their respective functions or indicative of their relative seniority.

Secretary.  The Secretary shall keep or cause to be kept, at the principal office of the corporation or such other place as the Board of Directors may order, a book of minutes of all meetings of directors and shareholders, with the time and place of holding, whether regular or special, and, if special, how authorized, notice thereof given, the names of those present at directors' meetings, the number of shares present or represented at shareholders' meetings, and the proceedings thereof.

The Secretary shall keep, or cause to be kept, at the principal office of the corporation or at the office of the corporation's transfer agent, a share ledger, or a duplicate share ledger, showing the names of the shareholders and their addresses, the number and classes of shares held by each, the number and date of certificates issued for the same, and the number and date of cancellation of every certificate surrendered for cancellation.

The Secretary shall give, or cause to be given, notice of all meetings of the shareholders and of the Board of Directors required by the by-laws or by law to be given, and he shall keep the seal of the corporation in safe custody.  He shall also sign, with the President or Vice President, all contracts, deeds, licenses and other instruments when so ordered.   He shall make such reports to the Board of Directors as they may request and shall also prepare such reports and statements as are required by the laws of the State of Oklahoma and shall perform such other duties as may be prescribed by the Board of Directors or by the by-laws.

The Secretary shall allow any shareholder, on application, during normal business hours, to inspect the share ledger.  He shall attend to such correspondence and perform such other duties as may be incidental to his office or as may be properly assigned to him by the Board of Directors.

The Assistant Secretary or Secretaries shall perform the duties of the Secretary in the case of his absence or disability and such other duties as may be specified by the Board of Directors.

Treasurer.  The Treasurer shall keep and maintain, or cause to be kept and maintained, adequate and correct accounts of the properties and business transactions of the corporation, including account of its assets, liabilities, receipts, disbursements, gains, losses, capital, surplus and shares.  The books of account shall at all reasonable times be open to inspection by any director.

The Treasurer shall deposit all monies and other valuables in the name and to the credit of the corporation with such depositories may be designated by the Board of Directors.  He shall disburse the funds of the corporation as may be ordered by the Board of Directors, shall render to the President and directors, whenever they request it, an account of all of his transactions as Treasurer and of the financial condition of the corporation, and shall have such other powers and perform such other duties as may be prescribed by the Board of Directors or the by-laws.

The Assistant Treasurer or Treasurers shall perform the duties of the Treasurer in the event of his absence or disability and such other duties as the Board of Directors may determine.

Section 7.  Delegation of Duties.  In case of the absence or disability of any officer of the corporation or for any other reason that the Board of Directors may deem sufficient, the Board of Directors may, by a vote of a majority of the whole Board, delegate, for the time being, the powers or duties, or any of them, of such officer to any other officer or to any director.

ARTICLE VII

SHARES OF STOCK

Section 1.  Certificates of Stock.  A certificate or certificates shares of capital stock of the corporation shall be issued to each shareholder when any such shares are fully paid, showing the number of the shares of the corporation standing on the books in his name.  All such certificates shall be signed by the President or a Vice President and the Secretary or an Assistant Secretary, or be authenticated by facsimiles of the signatures of the President and Secretary or by a facsimile of the signature of the President and a written signature of the Secretary or an Assistant Secretary.  Every certificate authenticated by a facsimile of a signature must be countersigned by a transfer agent or transfer clerk.  Even though an officer who signed, or whose facsimile signature has been written, printed or stamped on, a certificate for shares shall have ceased by death, resignation or otherwise to be an officer of the corporation before such certificate delivered by the corporation, such certificate shall be as valid as though signed by a duly elected, qualified and authorized officer, if it be countersigned by a transfer agent or transfer clerk and registered by an incorporated bank or trust company as registrar of transfer.  Such certificates shall also be numbered and sealed with the seal of the corporation.  Such seal may be a facsimile, engraved or imprinted.

Section 2.  Record of Shareholders; Transfer of Shares.  There shall be kept at the registered office of the corporation a record containing the names and addresses of all shareholders of the corporation, the number and class of shares held by each and the dates when they respectively became the owners of record thereof; provided, however, that the foregoing shall not be required if the corporation shall keep at its registered office a statement containing the name and post office address, including street number, if any, of the custodian of such record.  Duplicate lists may be kept in such other state or states as may, from time to time, be determined by the Board.  Transfers of stock of the corporation shall be made on the books of the corporation only upon authorization by the registered holder thereof or by his attorney lawfully constituted in writing and on surrender and cancellation of a certificate or certificates for a like number of shares of the same class properly endorsed or accompanied by a duly executed proof of authenticity of the signatures as the corporation or its transfer agents may reasonably require.

Section 3.  Fixing Record Date.  In order that the corporation may determine the shareholders entitled to notice of or to vote at any meeting of the shareholders or any adjournment thereof, or to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment or any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the Board of Directors may fix in advance, a record date, which shall not be more than sixty (60) nor less than ten (10) days before the date of such meeting, nor more than sixty (60) days prior to any other action.  A determination of shareholders of record entitled to notice of or to vote at a meeting of shareholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

Section 4.  Registered Shareholders.  The corporation shall be entitled to recognize the holder of record of any share or shares of stock as the exclusive owner thereof for all purposes, and, accordingly, shall not be bound to recognize any equitable or other claim to or interest in such shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by law.

Section 5.  Lost Certificates.  Except as hereinafter in this section provided, no new certificate for shares shall be issued in lieu of an old one unless the latter is surrendered and canceled at the same time.  The Board of Directors may, however, in case any certificate for shares is lost, stolen, mutilated or destroyed, authorize the issuance of a new certificate in lieu thereof, upon such terms and conditions including indemnification of the corporation reasonably satisfactory to it, as the Board shall determine.

Section 6.  Regulations; Appointment of Transfer Agents and Registrars.  The Board may make such rules and regulations as it may deem expedient concerning the issuance, transfer and registration of certificates for shares of stock.  It may appoint one or more transfer agents or registrars of transfers, or both, and may require all certificates of stock to bear the signature of either or both.

Section 7.  Treasury Shares.  Treasury shares, or other shares not at the time issued and outstanding, shall not, directly or indirectly, be voted at any meeting of the shareholders, or counted in calculating the actual voting power of shareholders at any given time.

Section 8.  Securities.  Any security of the corporation, which is issued to any person without an effective registration under the Securities Act of 1933, as amended, or the Blue Sky laws of any state having jurisdiction, shall not be transferable, or be the subject of any offer, sale, pledge, assign or transfer until the corporation has been furnished with the opinion of owner's counsel satisfactory to counsel for the Corporation that such offer, sale, pledge, assign or transfer does not involve a violation of the Securities Act of 1933, as amended, or the applicable Blue sky laws of any state having jurisdiction.  The certificate representing any restricted securities shall bear substantially the following legend:

"The securities represented by this certificate are not registered under the Securities Act of 1933, as amended (the "Act"), or the Blue Sky laws of any state, and these shares may not be offered, sold, transferred, pledged or assigned in the absence of an effective registration under the Act or an opinion of owner's counsel satisfactory counsel for the issuer the such offer, sale, transfer, assign, or pledge does not involve a violation of the Act, or the Blue Sky laws of any state having jurisdiction."

Section 9.  Fractional Shares.  The corporation shall not be required to issue certificates representing any fraction or fractions of a share or shares of any class, but may issue in lieu thereof, one or more script certificates in such form or forms as shall be approved by the Board of Directors, each representing a fractional interest in respect to one share.  Such script certificates, upon presentation together with similar script certificates representing in the aggregate an interest in respect of one or more full shares, shall entitle the holder thereof to receive one or more full shares of the class and series, if any, specified in such script certificate.

Unless otherwise provided by the terms of the script certificate, each script certificate shall entitle the holder thereof to receive dividends, to participate in the distribution of corporate assets in the event of the corporation's liquidation, and to vote the fractional shares in person or by proxy.

ARTICLE VIII

MISCELLANEOUS

Section 1.  Fiscal Year.  The fiscal year of the corporation shall be the calendar year unless otherwise determined by the Board.

Section 2.  Seal.  The corporate seal shall be a device containing the name of the corporation, the year, and the words "Corporate Seal, Oklahoma."

Section 3.  Annual Report.  An Annual Report may be furnished to the shareholders at the request of the directors but same shall not be required.

Section 4.  Inspection of Corporation Records.  The share ledger or duplicate share ledger, the books of account, copy of the by-laws as amended certified by the Secretary, and minute of proceedings of the shareholders and directors and of the Executive Committee and other committees of the Board of Directors shall be open to inspection upon the written demand of any shareholder or holder or as the holder of a voting trust certificate and shall be exhibited at any time when required by the demand of ten percent (10%) of the shares represented at any shareholders' meeting.  Such inspection may be made in person or by an agent or attorney and shall include the right to make extracts.  Demand of inspection other than at a shareholders' meeting shall be made in writing upon the President, Secretary or Assistant Secretary of the corporation.

Section 5.  Dividends.  Dividends upon the shares of the capital stock of the corporation may be declared and paid, when earned, to the extent permitted by the laws of the State of Oklahoma by the Board of Directors in their discretion at any regular or special meeting.  Dividends may be paid in cash, in property, or in shares of capital stock.

ARTICLE IX

NOTICES

Section 1.  Form of Notices.  Whenever, under the provisions of these by-laws, notice is required to be given to any director, officer or shareholder, it shall not be construed to mean personal notice, but such notice may be given in writing, by mail, by depositing the same in the United States Mail in a postpaid sealed wrapper, addressed to such director, officer or shareholder at such address as appears on the books of the corporation, or, in default of other address, to such director, officer or shareholder at the general post office in the city where the corporation's principal office for the transaction of business is located, and such notice be deemed to be given at the time when the same shall be thus mailed.

Section 2.  Waiver of Notice.  Any shareholder, director or officer may waive any notice required to be given under these by-laws by a written waiver signed by the person, or persons, entitled to such notice, whether before or after the time stated therein, and such waiver shall be deemed equivalent to the actual giving of such notice.

ARTICLE X

AMENDMENTS

Section 1.  Who May Amend.  These by-laws may be amended, altered, changed or repealed by the affirmative vote of a majority of the shares issued and outstanding, and entitled to vote thereat, at any regular or special meeting of the shareholders if notice of the proposed amendment, alteration, change or repeal be contained in the notice of the meeting, or by the affirmative vote of the majority of the Board of Directors at any regular or special meeting of the Board of Directors; provided, however, that the Board of Directors shall have no power to adopt, amend or alter any by-laws fixing their number, qualifications, classifications, term of office or the right of the shareholders to remove them from office.

ARTICLE XI

INDEMNIFICATION

Section 1.  Indemnification of Officers, Directors, Employees and Agents of the Corporation.  The corporation shall indemnify its officers, directors, employees and agents to the extent permitted by the Oklahoma General Corporation Act.

Section 2.  Nonexclusive Indemnification.  The indemnification provided by this Article XI shall not be deemed exclusive of any other rights to which those seeking indemnification may be entitled under any agreement, vote of shareholders or disinterested directors otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person.

Section 3.  Insurance.  The corporation shall have power to purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the corporation would have the power to indemnify him against such liability under the provisions of this Article XI.

Section 4.  Constituent Corporation.  For the purposes of this Article, references to "the corporation" include all constituent corporations absorbed in a consolidation or merger as well as the resulting or surviving corporation so that any person who is or was a director, officer, employee or agent of such a constituent corporation or is or was serving at the request of such constituent corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise shall stand in the same position under the provisions of this Article XI with respect to the resulting or surviving corporation as he would if he had served the resulting or surviving corporation in the same capacity.

Exhibit 10.1.   Form of Stock Option Agreement With Named Executive Officers

THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), HOWEVER THE SHARES THAT WOULD ISSUE HAVE BEEN REGISTERED. SUCH SECURITIES MAY NOT BE SOLD OR TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR AN EXEMPTION THEREFROM UNDER SAID ACT.

Option to Purchase

__________ SHARES

Wentworth Energy, Inc.

(Incorporated under the laws of the State of Oklahoma)

OPTION CERTIFICATE FOR THE PURCHASE OF SHARES OF THE

$.0001 PAR VALUE COMMON STOCK OF WENTWORTH ENERGY, INC..

EXERCISABLE ONLY AFTER __________

AND VOID AFTER __________

1.

Wentworth Energy, Inc. (the “Company”) hereby certifies that, for value received, __________ of __________ (referred to herein as the “Holder”), the option (the “Option”), subject to the terms and conditions hereinafter set forth, to purchase at any time from and after __________ and, subject to Section 2, on or before __________ (the “Option Period”), up to __________ shares of the $0.001 par value common stock (the “Common Stock”) of the Company.  This Option may be exercised in whole or in part.  Such exercise shall be accomplished by tender to the Company of the purchase price of $__________ per share (the “Option Price”), either in cash or by certified check or bank cashier’s check, payable to the order of the Company, together with presentation and surrender to the Company of this Option with an executed subscription in substantially the form attached hereto as Exhibit A.  Fractional shares of the Company’s Common Stock will not be issued upon the exercise of this Option.  Upon twenty (20) days’ prior written notice to all holders of the Options, the Company shall have the right to reduce the exercise price and/or extend the term of the Options.

2.

If the Holder shall cease to be a director, officer, consultant or employee of the Company or its subsidiaries for any reason, other than death, the Holder may exercise the Option to the extent that the Holder was entitled to exercise it at the date of such cessation, but only within 30 days after ceasing to be a director, officer, consultant or employee of the Company or its subsidiaries.  Nothing contained within this agreement shall confer upon the Holder any right with respect to continuance as a director, officer, consultant or employee of the Company or its subsidiaries.  In the event of the death of the Holder, the Option shall be exercisable only within six months after such death and then only by the person or persons to whom the Holder’s rights under the Option shall pass by the Holder’s will or the laws of descent and distribution, and only to the extent that the Holder was entitled to exercise the Option at the date of the Holder’s death.

3.

The Company agrees at all times to reserve and hold available out of the aggregate of its authorized but unissued Common Stock the number of shares of its Common Stock issuable upon the exercise of this and all other Options of like tenor then outstanding. The Company further covenants and agrees that all shares of Common Stock that may be delivered upon the exercise of this Option will, upon delivery, be fully paid and non-assessable and free from all taxes, liens and charges with respect to the purchase thereof hereunder.

4.

This Option does not entitle the Holder to any voting rights or other rights as a shareholder of the Company, nor to any other rights whatsoever except the rights herein set forth, and no dividend shall be payable or accrue by reason of this Option or the interest represented hereby, or the shares purchasable hereunder, until or unless, and except to the extent that, this Option is exercised.

5.

The Option Price and the number of shares purchasable upon the exercise of this Option are subject to adjustment from time to time upon the occurrence of any of the events specified in this Section 5.

(a)

In case the Company shall (i) pay a dividend in shares of Common Stock or make a distribution in shares of Common Stock, (ii) subdivide its outstanding shares of Common Stock into a greater number of shares, (iii) combine its outstanding shares of Common Stock into a smaller number of shares of Common Stock, or (iv) issue by reclassification of its shares of Common Stock other securities of the Company, the number of shares of Common Stock purchasable upon exercise of this Option immediately prior thereto shall be adjusted so that the Holder of this Option shall be entitled to receive the kind and number of shares of Common Stock or other securities of the Company that he would have owned or have been entitled to receive after the happening of any of the events described above, had such Option been exercised immediately prior to the happening of such event or any record date with respect thereto. An adjustment made pursuant to this paragraph (a) shall become effective immediately after the effective date of such event retroactive to the record date, if any, for such event.

(b)

Whenever the number of shares of Common Stock purchasable upon the exercise of this Option is adjusted, as herein provided, the Option Price shall be adjusted by multiplying such Option Price immediately prior to such adjustment by a fraction, of which the numerator shall be the number of shares of Common Stock purchasable upon the exercise of this Option immediately prior to such adjustment, and of which the denominator shall be the number of shares of Common Stock so purchasable immediately thereafter.

(c)

For the purpose of this Section 5, the term shares of Common Stock shall mean (i) the class of stock designated as the Common Stock of the Company at the date of this Option, or (ii) any other class of stock resulting from successive changes or value to no par value, or from no par value to par value.

(d)

If during the Option Period the Company consolidates with or merges into another corporation or transfers all or substantially all of its assets the Holder shall thereafter be entitled upon exercise hereof to purchase, with respect to each share of Common Stock purchasable hereunder immediately prior to the date upon which such consolidation or merger becomes effective, the securities or property to which a holder of shares of Common Stock is entitled upon such consolidation or merger, without any change in, or payment in addition to the Option Price in effect immediately prior to such merger or consolidation, and the Company shall take such steps in connection with such consolidation or merger as may be necessary to ensure that all of the provisions of this Option shall thereafter be applicable, as nearly as reasonably may be, in relation to any securities or property thereafter deliverable upon the exercise of this Option.

(e)

Irrespective of any adjustments pursuant to this Section 5 to the Option Price or to the number of shares or other securities or other property obtainable upon exercise of this Option, this Option may continue to state the Option Price and the number of shares obtainable upon exercise, as the same price and number of shares stated herein.

(f)

Payment of the Exercise Price may be made by either of the following, or a combination thereof, at the election of Holder:

(i)

Cash Exercise: cash, bank or cashiers check or wire transfer; or

(ii)

Cashless Exercise: surrender of this Option at the principal office of the Company together with notice of cashless election, in which event the Company shall issue Holder a number of shares of Common stock computed using the following formula:

X = Y (A-B)/A

where:

X =

the number of shares of Common Stock to be issued to Holder,

Y =

the number of shares of Common Stock for which this Option is being exercised,

A =

the Market Price of one (1) share of Common Stock (for purposes of this Section 4, the “Market Price” shall be defined as the average Closing Bid Price of the Common Stock for the five (5) trading days prior to the Date of Exercise of this Option (the “Average Closing Price”), as reported by the O.T.C. Bulletin Board, National Association of Securities Dealers Automated Quotation System (“Nasdaq”) Small Cap Market, or if the Common Stock is not traded on the Nasdaq Small Cap Market, the Average Closing Price in any other over-the-counter market; provided, however, that if the Common Stock is listed on a stock exchange, the Market Price shall be the Average Closing Price on such exchange for the five (5) trading days prior to the date of exercise of the Option. If the Common Stock is/was not traded during the five (5) trading days prior to the Date of Exercise, then the closing price for the last publicly traded day shall be deemed to be the closing price for any and all (if applicable) days during such five (5) trading day period, and

B =

the Exercise Price.

For purposes hereof, the term “Closing Bid Price” shall mean the closing bid price, on the O.T.C. Bulletin Board, the National Market System ("NMS"), the New York Stock Exchange, the Nasdaq Small Cap Market, or if no longer traded on the O.T.C. Bulletin Board, the NMS the New York Stock Exchange, the Nasdaq Small Cap Market, the “Closing Bid Price” shall equal the closing price on the principal national securities exchange or the over-the-counter system on which the Common Stock is so traded and, if not available, the mean of the high and low prices on the principal national securities exchange on which the Common Stock is so traded.

For purposes of Rule 144, and subsection (d)(3)(ii) thereof, it is intended, understood and acknowledged that the Common Stock issuable upon exercise of this Option in a cashless exercise transaction shall be deemed to have been acquired at the time this Option was issued.  Moreover, it is intended, understood and acknowledged that the holding period for the Common Stock issuable upon exercise of this Option in a cashless exercise transaction shall be deemed to have commenced on the date this Option was issued.

6.

The Holder hereby agrees that the resale of the shares of Common Stock issuable upon exercise hereof may be subject to a “lock-up” pursuant to any restrictions reasonably required by any underwriter, if applicable, and to the extent the Company undertakes a secondary offering.

7.

The Company may cause the following legends or ones similar thereto to be set forth on each certificate representing the Option unless counsel for the Company is of the opinion as to any such certificate that such legend is unnecessary:

The Options represented by this Certificate have not been registered under the Securities Act of 1933 (the “Act”) and are “restricted securities” as that term is defined in Rule 144 under the Act. The Options may not be offered for sale, sold, or otherwise transferred except pursuant to an effective registration statement under the Act or pursuant to an exemption from registration under the Act, the availability of which is to be established to the satisfaction of the Company.

8.

In the event that the Company proposes to file a registration statement under the Act which relates to a current offering of Securities of the Company (except in connection with an offering on Form S-8 or S-4 or any other inappropriate form), such registration statement (and the prospectus included therein) shall also, at the written request to the Company by the Holder, relate to and meet the requirements of the Act with respect to any public offering of the Option Stock shares so as to permit the public sale of all or some portion of the Option Stock. The Company shall give written notice to the Holder of its intention to file a registration statement under the Act relating to a current offering of securities of the Company not less than fifteen (15) days prior to the filing of such registration statement. Any written request of the holder to include the Option Stock shares held by the Holder shall be given to the Company not less than five (5) days prior to the date specified in the notice as the date on which such registration statement is intended to be filed with the Securities and Exchange Commission. Neither the delivery of such notice by the Company nor of such request by the Holder shall obligate the Company to file such registration statement and notwithstanding the filing of such registration statement, the Company may, at any time prior to the effective date thereof, determine to withdraw such registration statement and not offer the securities intended to be offered by the Company to which the registration statement relate, without liability to Holder on account thereof.

IN WITNESS WHEREOF, the Company has caused this Option to be executed by its duly authorized officers, and the corporate seal hereunto affixed.

DATED as of this _____ day of __________, 2005.

Wentworth Energy, Inc.

SUBSCRIPTION FORM

(To be Executed by the Registered Holder to Exercise the Rights

to Purchase Common Stock Evidenced by the Within Option)

I, the undersigned, hereby irrevocably subscribe for

 shares (the “Stock”) of the Common Stock of Wentworth Energy, Inc. (the “Company”) pursuant to and in accordance with the terms and conditions of the attached Option and hereby make payment of $       ($0._____ per share) therefor, and request that a certificate for such securities be issued in the name of the undersigned and be delivered to the undersigned at the address stated below. If such number of securities is not all of the securities purchasable pursuant to the attached Option, the undersigned requests that a new Option of like tenor for the balance of the remaining securities purchasable thereunder be delivered to the undersigned at the address stated below.  In connection with the issuance of the securities, I hereby represent to the Company that I am acquiring the securities for my own account for investment and not with a view to, or for resale in connection with, a distribution of the securities within the meaning of the Securities Act of 1933, as amended (the “Act”).  I also understand that the Company has registered the Stock under the Act.

Date:

Signed:

Address:

THE SIGNATURE(S) TO THIS SUBSCRIPTION FORM MUST CORRESPOND WITH THE NAME AS WRITTEN UPON THE FACE OF THE OPTION IN EVERY PARTICULAR, WITHOUT ALTERATION OR ENLARGEMENT, OR ANY CHANGE WHATSOEVER, AND SUCH SIGNATURE(S) MUST BE GUARANTEED IN ACCORDANCE WITH PRACTICES PREVAILING IN THE SECURITIES INDUSTRY AT THE TIME SUCH SIGNATURE IF PRESENTED TO THE COMPANY.

Exhibit 10.2.   Stock Option Agreement Dated March 27, 2006 Between Our Company and John Punzo

THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), HOWEVER THE SHARES THAT WOULD ISSUE HAVE BEEN REGISTERED. SUCH SECURITIES MAY NOT BE SOLD OR TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR AN EXEMPTION THEREFROM UNDER SAID ACT.

UNLESS PERMITTED UNDER SECURITIES LEGISLATION, THE HOLDER OF THIS SECURITY MUST NOT TRADE THE SECURITY BEFORE THE DATE THAT IS 4 MONTHS AND A DAY AFTER THE LATER OF (I) MARCH 27, 2006, AND (II) THE DATE THE ISSUER BECAME A REPORTING ISSUER IN ANY PROVINCE OR TERRITORY OF CANADA.

Option to Purchase

500,000 SHARES

Wentworth Energy, Inc.

(Incorporated under the laws of the State of Oklahoma)

OPTION CERTIFICATE FOR THE PURCHASE OF SHARES OF THE

$.0001 PAR VALUE COMMON STOCK OF WENTWORTH ENERGY, INC..

EXERCISABLE ONLY AFTER MARCH 27, 2006

AND VOID AFTER FEBRUARY 28, 2009

1.

Wentworth Energy, Inc. (the “Company”) hereby certifies that, for value received, John Punzo of 16149 Morgan Creek Crescent, South Surrey, BC, V3S 0J2, Canada (referred to herein as the “Holder”), the option (the “Option”), subject to the terms and conditions hereinafter set forth, to purchase at any time from and after March 27, 2006 and, subject to Section 2, on or before February 28, 2009 (the “Option Period”), up to 500,000 shares of the $0.001 par value common stock (the “Common Stock”) of the Company.  This Option may be exercised in whole or in part.  Such exercise shall be accomplished by tender to the Company of the purchase price of $3.85 per share (the “Option Price”), either in cash or by certified check or bank cashier’s check, payable to the order of the Company, together with presentation and surrender to the Company of this Option with an executed subscription in substantially the form attached hereto as Exhibit A.  Fractional shares of the Company’s Common Stock will not be issued upon the exercise of this Option.  Upon twenty (20) days’ prior written notice to all holders of the Options, the Company shall have the right to reduce the exercise price and/or extend the term of the Options.

2.

If the Holder shall cease to be a director, officer, consultant or employee of the Company or its subsidiaries for any reason, other than death, the Holder may exercise the Option to the extent that the Holder was entitled to exercise it at the date of such cessation, but only within 30 days after ceasing to be a director, officer, consultant or employee of the Company or its subsidiaries.  Nothing contained within this agreement shall confer upon the Holder any right with respect to continuance as a director, officer, consultant or employee of the Company or its subsidiaries.  In the event of the death of the Holder, the Option shall be exercisable only within six months after such death and then only by the person or persons to whom the Holder’s rights under the Option shall pass by the Holder’s will or the laws of descent and distribution, and only to the extent that the Holder was entitled to exercise the Option at the date of the Holder’s death.

3.

The Company agrees at all times to reserve and hold available out of the aggregate of its authorized but unissued Common Stock the number of shares of its Common Stock issuable upon the exercise of this and all other Options of like tenor then outstanding. The Company further covenants and agrees that all shares of Common Stock that may be delivered upon the exercise of this Option will, upon delivery, be fully paid and non-assessable and free from all taxes, liens and charges with respect to the purchase thereof hereunder.

4.

This Option does not entitle the Holder to any voting rights or other rights as a shareholder of the Company, nor to any other rights whatsoever except the rights herein set forth, and no dividend shall be payable or accrue by reason of this Option or the interest represented hereby, or the shares purchasable hereunder, until or unless, and except to the extent that, this Option is exercised.

5.

The Option Price and the number of shares purchasable upon the exercise of this Option are subject to adjustment from time to time upon the occurrence of any of the events specified in this Section 5.

(a)

In case the Company shall (i) pay a dividend in shares of Common Stock or make a distribution in shares of Common Stock, (ii) subdivide its outstanding shares of Common Stock into a greater number of shares, (iii) combine its outstanding shares of Common Stock into a smaller number of shares of Common Stock, or (iv) issue by reclassification of its shares of Common Stock other securities of the Company, the number of shares of Common Stock purchasable upon exercise of this Option immediately prior thereto shall be adjusted so that the Holder of this Option shall be entitled to receive the kind and number of shares of Common Stock or other securities of the Company that he would have owned or have been entitled to receive after the happening of any of the events described above, had such Option been exercised immediately prior to the happening of such event or any record date with respect thereto. An adjustment made pursuant to this paragraph (a) shall become effective immediately after the effective date of such event retroactive to the record date, if any, for such event.

(b)

Whenever the number of shares of Common Stock purchasable upon the exercise of this Option is adjusted, as herein provided, the Option Price shall be adjusted by multiplying such Option Price immediately prior to such adjustment by a fraction, of which the numerator shall be the number of shares of Common Stock purchasable upon the exercise of this Option immediately prior to such adjustment, and of which the denominator shall be the number of shares of Common Stock so purchasable immediately thereafter.

(c)

For the purpose of this Section 5, the term shares of Common Stock shall mean (i) the class of stock designated as the Common Stock of the Company at the date of this Option, or (ii) any other class of stock resulting from successive changes or value to no par value, or from no par value to par value.

(d)

If during the Option Period the Company consolidates with or merges into another corporation or transfers all or substantially all of its assets the Holder shall thereafter be entitled upon exercise hereof to purchase, with respect to each share of Common Stock purchasable hereunder immediately prior to the date upon which such consolidation or merger becomes effective, the securities or property to which a holder of shares of Common Stock is entitled upon such consolidation or merger, without any change in, or payment in addition to the Option Price in effect immediately prior to such merger or consolidation, and the Company shall take such steps in connection with such consolidation or merger as may be necessary to ensure that all of the provisions of this Option shall thereafter be applicable, as nearly as reasonably may be, in relation to any securities or property thereafter deliverable upon the exercise of this Option.

(e)

Irrespective of any adjustments pursuant to this Section 5 to the Option Price or to the number of shares or other securities or other property obtainable upon exercise of this Option, this Option may continue to state the Option Price and the number of shares obtainable upon exercise, as the same price and number of shares stated herein.

(f)

Payment of the Exercise Price may be made by either of the following, or a combination thereof, at the election of Holder:

(i)

Cash Exercise: cash, bank or cashiers check or wire transfer; or

(ii)

Cashless Exercise: surrender of this Option at the principal office of the Company together with notice of cashless election, in which event the Company shall issue Holder a number of shares of Common stock computed using the following formula:

X = Y (A-B)/A

where:

X =

the number of shares of Common Stock to be issued to Holder,

Y =

the number of shares of Common Stock for which this Option is being exercised,

A =

the Market Price of one (1) share of Common Stock (for purposes of this Section 4, the “Market Price” shall be defined as the average Closing Bid Price of the Common Stock for the five (5) trading days prior to the Date of Exercise of this Option (the “Average Closing Price”), as reported by the O.T.C. Bulletin Board, National Association of Securities Dealers Automated Quotation System (“Nasdaq”) Small Cap Market, or if the Common Stock is not traded on the Nasdaq Small Cap Market, the Average Closing Price in any other over-the-counter market; provided, however, that if the Common Stock is listed on a stock exchange, the Market Price shall be the Average Closing Price on such exchange for the five (5) trading days prior to the date of exercise of the Option. If the Common Stock is/was not traded during the five (5) trading days prior to the Date of Exercise, then the closing price for the last publicly traded day shall be deemed to be the closing price for any and all (if applicable) days during such five (5) trading day period, and

B =

the Exercise Price.

For purposes hereof, the term “Closing Bid Price” shall mean the closing bid price, on the O.T.C. Bulletin Board, the National Market System ("NMS"), the New York Stock Exchange, the Nasdaq Small Cap Market, or if no longer traded on the O.T.C. Bulletin Board, the NMS the New York Stock Exchange, the Nasdaq Small Cap Market, the “Closing Bid Price” shall equal the closing price on the principal national securities exchange or the over-the-counter system on which the Common Stock is so traded and, if not available, the mean of the high and low prices on the principal national securities exchange on which the Common Stock is so traded.

For purposes of Rule 144, and subsection (d)(3)(ii) thereof, it is intended, understood and acknowledged that the Common Stock issuable upon exercise of this Option in a cashless exercise transaction shall be deemed to have been acquired at the time this Option was issued.  Moreover, it is intended, understood and acknowledged that the holding period for the Common Stock issuable upon exercise of this Option in a cashless exercise transaction shall be deemed to have commenced on the date this Option was issued.

6.

The Holder hereby agrees that the resale of the shares of Common Stock issuable upon exercise hereof may be subject to a “lock-up” pursuant to any restrictions reasonably required by any underwriter, if applicable, and to the extent the Company undertakes a secondary offering.

7.

The Company may cause the following legends or ones similar thereto to be set forth on each certificate representing the Option unless counsel for the Company is of the opinion as to any such certificate that such legend is unnecessary:

The Options represented by this Certificate have not been registered under the Securities Act of 1933 (the “Act”) and are “restricted securities” as that term is defined in Rule 144 under the Act. The Options may not be offered for sale, sold, or otherwise transferred except pursuant to an effective registration statement under the Act or pursuant to an exemption from registration under the Act, the availability of which is to be established to the satisfaction of the Company.

Unless permitted under securities legislation, the holder of this security must not trade the security before the date that is 4 months and a day after the later of (i) March 27, 2006, and (ii) the date the issuer became a reporting issuer in any province or territory of Canada.

8.

In the event that the Company proposes to file a registration statement under the Act which relates to a current offering of Securities of the Company (except in connection with an offering on Form S-8 or S-4 or any other inappropriate form), such registration statement (and the prospectus included therein) shall also, at the written request to the Company by the Holder, relate to and meet the requirements of the Act with respect to any public offering of the Option Stock shares so as to permit the public sale of all or some portion of the Option Stock. The Company shall give written notice to the Holder of its intention to file a registration statement under the Act relating to a current offering of securities of the Company not less than fifteen (15) days prior to the filing of such registration statement. Any written request of the holder to include the Option Stock shares held by the Holder shall be given to the Company not less than five (5) days prior to the date specified in the notice as the date on which such registration statement is intended to be filed with the Securities and Exchange Commission. Neither the delivery of such notice by the Company nor of such request by the Holder shall obligate the Company to file such registration statement and notwithstanding the filing of such registration statement, the Company may, at any time prior to the effective date thereof, determine to withdraw such registration statement and not offer the securities intended to be offered by the Company to which the registration statement relate, without liability to Holder on account thereof.

IN WITNESS WHEREOF, the Company has caused this Option to be executed by its duly authorized officers, and the corporate seal hereunto affixed.

DATED as of this 27th day of March, 2006.

Wentworth Energy, Inc.

/s/ Gordon C. McDougall

Gordon C. McDougall, President

SUBSCRIPTION FORM

(To be Executed by the Registered Holder to Exercise the Rights

to Purchase Common Stock Evidenced by the Within Option)

I, the undersigned, hereby irrevocably subscribe for

 shares (the “Stock”) of the Common Stock of Wentworth Energy, Inc. (the “Company”) pursuant to and in accordance with the terms and conditions of the attached Option and hereby make payment of $       ($3.85 per share) therefor, and request that a certificate for such securities be issued in the name of the undersigned and be delivered to the undersigned at the address stated below. If such number of securities is not all of the securities purchasable pursuant to the attached Option, the undersigned requests that a new Option of like tenor for the balance of the remaining securities purchasable thereunder be delivered to the undersigned at the address stated below.  In connection with the issuance of the securities, I hereby represent to the Company that I am acquiring the securities for my own account for investment and not with a view to, or for resale in connection with, a distribution of the securities within the meaning of the Securities Act of 1933, as amended (the “Act”).  I also understand that the Company has registered the Stock under the Act.

Date:

Signed:

Address:

THE SIGNATURE(S) TO THIS SUBSCRIPTION FORM MUST CORRESPOND WITH THE NAME AS WRITTEN UPON THE FACE OF THE OPTION IN EVERY PARTICULAR, WITHOUT ALTERATION OR ENLARGEMENT, OR ANY CHANGE WHATSOEVER, AND SUCH SIGNATURE(S) MUST BE GUARANTEED IN ACCORDANCE WITH PRACTICES PREVAILING IN THE SECURITIES INDUSTRY AT THE TIME SUCH SIGNATURE IF PRESENTED TO THE COMPANY.

Exhibit 10.3.Management Agreement Dated April 2, 2005 Between Our Company and Paradigm Process Inc.

MANAGEMENT AGREEMENT

THIS AGREEMENT made as of and to have effect from the 2nd day of April, 2005

BETWEEN:

WENTWORTH ENERGY, INC., a company duly incorporated under the laws of the State of Oklahoma, having its registered office at Suite 1400, 115 West 7th Street, Fort Worth, Texas, 76102, USA (hereinafter called the "Company")

OF THE FIRST PART

AND:

Paradigm Process Inc., of 12484 – 63A Ave,  Surrey, British Columbia, V3X 2C7 (hereinafter called the "Consultant")

OF THE SECOND PART

WHEREAS the Company is a publicly reporting issuer who intends to list its shares for trading on the NASD Over the Counter Bulletin Board; and

WHEREAS the Company wishes to engage the Consultant as Consultant and the Consultant has agreed to be engaged by the Company on the terms and conditions hereinafter set forth.

NOW THEREFORE THIS AGREEMENT WITNESSES that in consideration of the premises and of the covenants and agreements hereinafter contained, the parties hereto have agreed as follows:

1.

DUTIES AND DEVOTION OF TIME

1.01

The Consultant will provide the services of John Giovanni Punzo (“Punzo”)  as Chief Executive Officer of the Company, therefore the term Consultant shall refer to Punzo and/or Paradigm Process Inc. It is acknowledged and agreed by the Consultant that the work of the Consultant is and will be that of an independent consultant and of such a nature that regular hours may be impossible and the Consultant may not work a full eight hours per day and a full five days per week.  It is also anticipated that there will be certain evenings, Saturdays, Sundays and holidays during which the Consultant will be required to work.  The work of the Consultant is of an advisory and supervisory nature and accordingly the Consultant agrees that the consideration herein set forth will be in full and complete satisfaction for the Consultant's work and services, no matter how or when performed, and the Consultant hereby releases the Company from any claims for overtime pay or compensation whatsoever which the Consultant might have by reason of any existing or future legislation or otherwise.

1.02

During the term of this agreement, the Consultant will be responsible for, but not limited to:

a)

consulting on the identification, review, negotiation, acquisition and maintenance of oil and gas property interests;

b)

consulting on the planning of exploration and development;

c)

locating and securing financing;

d)

consulting on the negotiating of some contracts;

e)

consulting on the hiring of personnel;

f)

consulting on regulatory compliance;

g)

liaising with corporate counsel, auditors and transfer agents;

h)

conducting shareholder meetings for prospective shareholders;

i)

attending to market maintenance; and

j)

responding to shareholder and stock broker communications and inquiries.

1.03

In conducting its duties under this agreement, the Consultant will report to the Company's Board of

Directors.

2.

TERM

2.01

The effective date of this agreement is the date set out above and the engagement of the Consultant hereunder will from such date continue for a period of five years or until terminated in accordance with the terms and provisions of this agreement.

3.

REMUNERATION

3.01

The Consultant will faithfully, honestly and diligently provide the services to the Company as set out above in consideration of which the Company will pay to the Consultant a monthly fee (the “Monthly Fee”) equal to the sum of:

a)

US$10,800.00, payable in cash or common shares at the discretion of the Consultant.

b)

As an inducement to begin work for the Company it will pay a one time payment of US$10,000.00 upon execution of this agreement.

3.02

The Company will grant to the Consultant incentive stock options from time to time in such amount and under such terms as is approved by the directors of the Company and is acceptable to such regulatory authorities having jurisdiction. The number of options will not be less than 1,000,000 per year.

3.03

The Consultant acknowledges that it is an independent contractor, and as such is solely responsible for the payment or remittance of all deductions, taxes and assessments relating to this engagement, and agrees to save the Company harmless from all liability therefrom.

3.04

The Company and the Consultant, annually, will negotiate a Bonus.  The Bonus will give the Contractor the ability to earn a minimum of a 50% bonus based on the amounts payable to the Contractor in 3.01 above, and will be directly tied to the financial performance of the Company based on the Consultants contribution in his area of expertise and responsibility..

4.

AMENDMENT OF REMUNERATION PAYABLE

4.01

The remuneration payable to the Consultant may be altered from time to time during the term of this agreement by mutual agreement between the parties in writing, executed by the parties hereto.

5.

REIMBURSEMENT FOR EXPENSES

5.01

The Consultant and its employees, agents and representatives will be reimbursed for all reasonable out-of-pocket expenses incurred thereby in or about the execution of the Company's engagement. Any expense above the amount of $5000 will be pre-approved by the Company.

6.

INTERRUPTION OF COMPANY'S BUSINESS

6.01

If during the term of this agreement the Company discontinues or interrupts the operations of its business for a period of six months, then this agreement will automatically terminate without liability on the part of either of the parties hereto.

7.

NOTICE

7.01

Any notice to be given under this agreement will be in writing and will be deemed to have been given if delivered to, or sent by prepaid registered post addressed to, the respective addresses of the parties appearing on the first page of this agreement (or to such other address as one party provides to the other in a notice given according to this paragraph).  Where a notice is given by registered post, it shall be conclusively deemed to be given and received on the fifth day after its deposit in a Canada post office at any place in Canada.

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

9.

TERMINATION OF AGREEMENT

9.01

Notwithstanding any other provision herein, it is understood and agreed by and between the parties hereto that the Consultant may terminate this agreement in its entirety by giving the Company not less than 60 days' written notice of such intention to terminate

9.02

The Company may terminate this agreement in its entirety without cause by delivering to the Consultant notice of termination in writing and paying to the Consultant a severance fee as liquidated damages and in lieu of notice equal to:

a)

24 multiplied by

b)

the Monthly Fee paid or payable hereunder for the last whole month preceding the date of such termination,

and the Consultant does hereby agree that such notice and severance fee is sufficient compensation in lieu of notice and damages, and that the Company will not be liable to pay any further monies, notwithstanding that such termination of the engagement may be without cause.  The expression "such further monies" will include, without restricting the generality of the foregoing, holidays, holiday pay, Canada Pension Plan contributions and any or all other monies arising out of the engagement of the Consultant.

Upon termination all stock options will vest as to 100% of all stock options.

9.03

This agreement shall terminate on the occurrence of the death of the Consultant, or in the event of his inability to perform his duties for a period of 180 consecutive days, unless the Consultant is granted a leave of absence by the Company

10.

INDEPENDENT ACTIVITIES

10.01

Except as expressly provided in paragraph 10.02 hereto, the Consultant shall have the free and unrestricted right to independently engage in and receive the full benefit of any and all business endeavours of any sort whatsoever, whether or not competitive with the endeavours contemplated herein, without consulting the Company or inviting or allowing the Company to participate therein.  The Consultant shall not be under any fiduciary or other duty to the Company which will prevent it from engaging in or enjoying the benefits of competing endeavours.

10.02

The Consultant shall not, directly or indirectly, acquire nor be a director, officer, control person, consultant or employee of any corporation or other entity that has acquired or will acquire an interest in oil or natural gas properties without the prior consent of the majority of the directors of the Company.  Where the directors of the Company have considered and declined to acquire an interest in any oil or natural gas property, such consent shall be deemed to have been given.

11.

MISCELLANEOUS

11.01

This Agreement shall enure to the benefit of and be binding upon the parties hereto and their respective successors and permitted assigns.

11.02

This Agreement shall be governed by and construed in accordance with the laws of the Province of British Columbia and the State of Nevada which shall be deemed to be the proper law hereof.

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

11.11

This agreement may not be assigned by the Company without the prior written consent of the Consultant.  The parties hereto agree that the Consultant may assign this agreement to a corporation (in this paragraph, the “Assignee”) provided that the Assignee shall, prior to and as a condition precedent to such assignment, deliver to the Company its covenant with and to the Company that:

a)

it will, at all times during the remaining term of this agreement, be wholly-owned by John Punzo;

b)

to the extent of the assignment, it agrees to be bound by the terms and conditions of this agreement as if it had been an original party thereto; and

c)

it will subject any further assignment of the interest acquired to the restrictions contained in this paragraph.

IN WITNESS WHEREOF the parties hereto have executed this Agreement as of the day and year first above written.

The Common Seal of Wentworth Energy, Inc.

)

was hereunto affixed in the presence of

)

)

/s/ Gordon McDougall

)

     C/S

Gordon McDougall

The Common Seal of Paradigm Process Inc.

)

was hereunto affixed in the presence of

)

)

/s/ John Punzo

)

     C/S

John Punzo

Exhibit 10.5.

Management Agreement Dated April 2, 2005 Between Our Company and C4 Capital

Advisory Inc.

MANAGEMENT AGREEMENT

THIS AGREEMENT made as of and to have effect from the 2nd day of April, 2005

BETWEEN:

WENTWORTH ENERGY, INC., a company duly incorporated under the laws of the State of Oklahoma, having its registered office at Suite 1400, 115 West 7th Street, Fort Worth, Texas, 76102, USA (hereinafter called the "Company")

OF THE FIRST PART

AND:

C4 Capital Advisory Inc., of 14977 – 21 Avenue, South Surrey, B.C., V4A 8G3 (hereinafter called the "Consultant")

OF THE SECOND PART

WHEREAS the Company is a publicly reporting issuer who intends to list its shares for trading on the NASD Over the Counter Bulletin Board; and

WHEREAS the Company wishes to engage the Consultant as Consultant and the Consultant has agreed to be engaged by the Company on the terms and conditions hereinafter set forth.

NOW THEREFORE THIS AGREEMENT WITNESSES that in consideration of the premises and of the covenants and agreements hereinafter contained, the parties hereto have agreed as follows:

1.

DUTIES AND DEVOTION OF TIME

1.01

The Consultant will provide the services of Gordon C. McDougall (“McDougall”)  as President of the Company, therefore the term Consultant shall refer to McDougall and/or C4 Capital Advisory Inc. It is acknowledged and agreed by the Consultant that the work of the Consultant is and will be that of an independent consultant and of such a nature that regular hours may be impossible and the Consultant may not work a full eight hours per day and a full five days per week.  It is also anticipated that there will be certain evenings, Saturdays, Sundays and holidays during which the Consultant will be required to work.  The work of the Consultant is of an advisory and supervisory nature and accordingly the Consultant agrees that the consideration herein set forth will be in full and complete satisfaction for the Consultant's work and services, no matter how or when performed, and the Consultant hereby releases the Company from any claims for overtime pay or compensation whatsoever which the Consultant might have by reason of any existing or future legislation or otherwise.

1.02

During the term of this agreement, the Consultant will be responsible for, but not limited to:

a)

consulting on the identification, review, negotiation, acquisition and maintenance of oil and gas property interests;

b)

consulting on the planning of exploration and development;

c)

locating and securing financing;

d)

consulting on the negotiating of some contracts;

e)

consulting on the hiring of personnel;

f)

consulting on regulatory compliance;

g)

liaising with corporate counsel, auditors and transfer agents;

h)

conducting shareholder meetings for prospective shareholders;

i)

attending to market maintenance; and

j)

responding to shareholder and stock broker communications and inquiries.

1.03

In conducting its duties under this agreement, the Consultant will report to the Company's Chief Executive Officer and the Board of Directors.

2.

TERM

2.01

The effective date of this agreement is the date set out above and the engagement of the Consultant hereunder will from such date continue for a period of five years or until terminated in accordance with the terms and provisions of this agreement.

3.

REMUNERATION

3.01

The Consultant will faithfully, honestly and diligently provide the services to the Company as set out above in consideration of which the Company will pay to the Consultant a monthly fee (the “Monthly Fee”) equal to the sum of:

a)

US$10,800.00, payable in cash or common shares at the discretion of the Consultant.

3.02

The Company will grant to the Consultant incentive stock options from time to time in such amount and under such terms as is approved by the directors of the Company and is acceptable to such regulatory authorities having jurisdiction. The number of options will not be less than 800,000 per year.

3.03

The Consultant acknowledges that it is an independent contractor, and as such is solely responsible for the payment or remittance of all deductions, taxes and assessments relating to this engagement, and agrees to save the Company harmless from all liability therefrom.

4.

AMENDMENT OF REMUNERATION PAYABLE

4.01

The remuneration payable to the Consultant may be altered from time to time during the term of this agreement by mutual agreement between the parties in writing, executed by the parties hereto.

5.

REIMBURSEMENT FOR EXPENSES

5.01

The Consultant and its employees, agents and representatives will be reimbursed for all reasonable out-of-pocket expenses incurred thereby in or about the execution of the Company's engagement. Any expense above the amount of $5000 will be pre-approved by the Company.

6.

INTERRUPTION OF COMPANY'S BUSINESS

6.01

If during the term of this agreement the Company discontinues or interrupts the operations of its business for a period of six months, then this agreement will automatically terminate without liability on the part of either of the parties hereto.

7.

NOTICE

7.01

Any notice to be given under this agreement will be in writing and will be deemed to have been given if delivered to, or sent by prepaid registered post addressed to, the respective addresses of the parties appearing on the first page of this agreement (or to such other address as one party provides to the other in a notice given according to this paragraph).  Where a notice is given by registered post, it shall be conclusively deemed to be given and received on the fifth day after its deposit in a Canada post office at any place in Canada.

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

9.

TERMINATION OF AGREEMENT

9.01

Notwithstanding any other provision herein, it is understood and agreed by and between the parties hereto that the Consultant may terminate this agreement in its entirety by giving the Company not less than 60 days' written notice of such intention to terminate

9.02

The Company may terminate this agreement in its entirety without cause by delivering to the Consultant notice of termination in writing and paying to the Consultant a severance fee as liquidated damages and in lieu of notice equal to:

a)

24 multiplied by

b)

the Monthly Fee paid or payable hereunder for the last whole month preceding the date of such termination,

and the Consultant does hereby agree that such notice and severance fee is sufficient compensation in lieu of notice and damages, and that the Company will not be liable to pay any further monies, notwithstanding that such termination of the engagement may be without cause.  The expression "such further monies" will include, without restricting the generality of the foregoing, holidays, holiday pay, Canada Pension Plan contributions and any or all other monies arising out of the engagement of the Consultant.

9.03

This agreement shall terminate on the occurrence of the death of the Consultant, or in the event of his inability to perform his duties for a period of 180 consecutive days, unless the Consultant is granted a leave of absence by the Company

10.

INDEPENDENT ACTIVITIES

10.01

Except as expressly provided in paragraph 10.02 hereto, the Consultant shall have the free and unrestricted right to independently engage in and receive the full benefit of any and all business endeavours of any sort whatsoever, whether or not competitive with the endeavours contemplated herein, without consulting the Company or inviting or allowing the Company to participate therein.  The Consultant shall not be under any fiduciary or other duty to the Company which will prevent it from engaging in or enjoying the benefits of competing endeavours.

10.02

The Consultant shall not, directly or indirectly, acquire nor be a director, officer, control person, consultant or employee of any corporation or other entity that has acquired or will acquire an interest in oil or natural gas properties without the prior consent of the majority of the directors of the Company.  Where the directors of the Company have considered and declined to acquire an interest in any oil or natural gas property, such consent shall be deemed to have been given.

11.

MISCELLANEOUS

11.01

This Agreement shall enure to the benefit of and be binding upon the parties hereto and their respective successors and permitted assigns.

11.02

This Agreement shall be governed by and construed in accordance with the laws of the Province of British Columbia and the State of Nevada which shall be deemed to be the proper law hereof.

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

11.11

This agreement may not be assigned by the Company without the prior written consent of the Consultant.  The parties hereto agree that the Consultant may assign this agreement to a corporation (in this paragraph, the “Assignee”) provided that the Assignee shall, prior to and as a condition precedent to such assignment, deliver to the Company its covenant with and to the Company that:

a)

it will, at all times during the remaining term of this agreement, be wholly-owned by Gordon McDougall;

b)

to the extent of the assignment, it agrees to be bound by the terms and conditions of this agreement as if it had been an original party thereto; and

c)

it will subject any further assignment of the interest acquired to the restrictions contained in this paragraph.

IN WITNESS WHEREOF the parties hereto have executed this Agreement as of the day and year first above written.

The Common Seal of Wentworth Energy, Inc.

)

was hereunto affixed in the presence of

)

)

/s/ John Punzo

)

     C/S

John Punzo

The Common Seal of C4 Capital Advisory, Inc.

)

was hereunto affixed in the presence of

)

)

/s/ Gordon McDougall

)

     C/S

Gordon McDougall

Exhibit 10.6.   Management Agreement Dated October 14, 2005 Between Our Company and James Whiteside

CONSULTING AGREEMENT

THIS AGREEMENT made as of and to have effect from the 14th day of October, 2005

BETWEEN:

WENTWORTH ENERGY, INC., a company duly incorporated under the laws of the State of Oklahoma, having its head office at Suite 1415, 115 West 7th Street, Fort Worth, Texas, 76102 (hereinafter called the "Company")

OF THE FIRST PART

AND:

JAMES WHITESIDE, of Suite 1905, 1251 Cardero Street, Vancouver, British Columbia, V6G 2H9, Canada (hereinafter called the "Consultant")

OF THE SECOND PART

WHEREAS the Company is a reporting company whose common stock is quoted for trading on the NQB Pink Sheets; and

WHEREAS the Company wishes to engage the Consultant as advisor and the Consultant has agreed to be engaged by the Company on the terms and conditions hereinafter set forth.

NOW THEREFORE THIS AGREEMENT WITNESSES that in consideration of the premises and of the covenants and agreements hereinafter contained, the parties hereto have agreed as follows:

1.

DEFINITIONS

1.01

In this agreement:

a)

“Fair Market Value” means the closing price per share of the Shares on the NQB Pink Sheets or NASD Over-the-Counter Bulletin Board.  If the Shares cease to be quoted on NQB Pink Sheets or NASD Over-the-Counter Bulletin Board, the Company shall designate an alternative method of determining Fair Market Value;

b)

“Monthly Fee” has the meaning ascribed thereto in paragraph 4.01 of this agreement; and

c)

“Shares” means shares of the $0.001 par value common stock of the Company.

2.

DUTIES AND DEVOTION OF TIME

2.01

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

2.02

During the term of this agreement, the Consultant will be responsible for all day-to-day oil sands operations of the Company, including, without restricting the generality of the foregoing:

a)

identification, review, negotiation, acquisition and maintenance of oil sands property interests;

b)

planning exploration and development;

c)

approval of invoices and collection of revenue relating to oil sands operations;

d)

hiring oil sands operations personnel;

e)

regulatory compliance;

f)

budgeting;

g)

assist with the raising of capital; and

h)

preparation of business plans.

2.03

In conducting its duties under this agreement, the Consultant will report to the Company's Chief Executive Officer or, in his absence, the President and will act consistently with the Company’s directives and policies.

3.

TERM

3.01

The effective date of this agreement is the date set out above and the engagement of the Consultant hereunder will from such date continue until terminated in accordance with the terms and provisions of this agreement, but in any case not more than three years from the date hereof, unless extended by the parties in writing.

4.

REMUNERATION

4.01

The Consultant will faithfully, honestly and diligently provide services to the Company as set out herein in consideration of which the Company will pay the Consultant a monthly fee (the “Monthly Fee”) of $10,000.00 payable as follows:

a)

prior to the first anniversary of the effective date of this agreement, not less than one-quarter (¼) and not more than one-half (½) of the Monthly Fee in cash, and the balance by the issuance of Shares registered pursuant to the Securities Act of 1933 at a price equal to 110% of the Fair Market Value on the date of issuance;

b)

following the first anniversary of the effective date of this agreement, the Monthly Fee in cash.

4.02

The Company will grant to the Consultant options from time to time to purchase Shares in such amounts and under such terms as is approved by the Company's board of directors, but in any case options to purchase not less than 1,200,000 Shares.  Such options shall be exercisable at a price of  $0.50 per Share and shall vest and may be exercised during the term of the said options such that:

a)

one-twelfth (1/12) of the said options will be exercisable as of and from the date of grant; and

b)

a further one-twelfth (1/12) of the said options will be exercisable as of and from each three-month anniversary of the date of grant, until the date which is 33 months after the date of grant.

4.03

The Consultant acknowledges it is an independent contractor, not an employee, and as such is solely responsible for the payment or remittance of all deductions, taxes and assessments relating to this engagement, and agrees to save the Company harmless from, and indemnify the Company for, any and all liability therefrom.

5.

AMENDMENT OF REMUNERATION PAYABLE

5.01

The remuneration payable to the Consultant may be altered from time to time during the term of this agreement by mutual agreement between the parties in writing, executed by the parties hereto.

6.

REIMBURSEMENT FOR EXPENSES

6.01

The Consultant will be reimbursed for all reasonable out-of-pocket expenses incurred by the Consultant in or about the execution of the Company's engagement, PROVIDED THAT such expenses exceeding $1,000.00 in any calendar month shall be approved in advance by the Company in writing.

7.

INTERRUPTION OF COMPANY'S BUSINESS

7.01

If during the term of this agreement the Company discontinues or interrupts the operations of its business for a period of 60 days, then this agreement will automatically terminate without liability on the part of either of the parties hereto.

8.

NOTICE

8.01

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

9.

CONFIDENTIAL INFORMATION

9.01

The parties hereto acknowledge and agree that the Consultant by virtue of its engagement with the Company will have access to confidential and secret information and therefore the Consultant agrees that during the term of this agreement and on termination or expiry of the same, for any reason whatsoever, it will not divulge or utilize to the detriment of the Company any such confidential or secret information so obtained.

10.

TERMINATION OF AGREEMENT

10.01

Notwithstanding any other provision herein, it is understood and agreed by and between the parties hereto that the Consultant may terminate this agreement in its entirety at any time by giving the Company not less than 60 days’ written notice of such intention to terminate.

10.02

The Company may terminate this agreement in its entirety, with or without cause, for any reason whatsoever at any time by delivering to the Consultant notice of termination in writing not less than 60 days prior to the date of termination.

10.03

The Consultant hereby agrees that the notice referred to in paragraph 10.02 herein is sufficient notice, and that the Company will not be liable to pay any further monies, notwithstanding that such termination may be without cause.  The expression "such further monies" will include, without restricting the generality of the foregoing, additional fees, severance pay, bonuses, penalties and any or all other monies arising out of the engagement of the Consultant.  Any advance payment, or portion thereof, of fees provided for in paragraph 4.01 hereto shall be refunded forthwith by the Consultant to the Company.

10.04

In the event that the Consultant will at any time during the term hereof by reason of illness or mental or physical disability or incapacity be prevented from or incapable of performing the Consultant's duties hereunder, then the Consultant will be entitled to receive the remuneration provided for herein at the rate hereinbefore provided for the period during which such incapacity will continue but not exceeding 60 consecutive days and, if such incapacity will continue for a longer period, then the engagement of the Consultant may, at the option of the Company’s board of directors, be forthwith terminated, and the Consultant will not be entitled to any compensation from the Company in respect of such termination.

11.

ARBITRATION

11.01

Any controversy or claim arising out of or relating to this agreement or any breach of this agreement will be finally settled by arbitration in accordance with the laws of the State of Texas.

12.

INDEPENDENT ACTIVITIES

12.01

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

12.02

Notwithstanding paragraph 12.01, the Consultant shall not, directly or indirectly, be a director, officer, consultant, employee or controlling owner any corporation or other entity that owns or will own oil or gas interests without the prior written consent of the Company’s board of directors.  Where the Company’s board of directors has considered and declined to acquire a particular oil or gas interest, such consent shall be deemed to have been given.

13.

MISCELLANEOUS

13.01

This agreement shall enure to the benefit of and be binding upon the parties hereto and their respective successors and permitted assigns.

13.02

This agreement shall be governed by and construed in accordance with the laws of the State of Texas which shall be deemed to be the proper law hereof.

13.03

All rights and remedies of either party hereunder are cumulative and are in addition to, and shall not be deemed to exclude, any other right or remedy allowed by law.  All rights and remedies may be exercised concurrently.

13.04

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

13.05

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

13.06

This agreement may not be modified or amended except by an instrument in writing signed by the parties hereto or by their successors or permitted assigns.

13.07

The titles of headings to the respective paragraphs of this agreement shall be regarded as having been used for reference and convenience only.

13.08

In this agreement a reference to currency means the currency of the United States of America.

13.09

Time shall be of the essence in this agreement.

13.10

This agreement may be executed in several parts in the same form and such parts as so executed will together constitute one original agreement, and such parts, if more than one, will be read together as if all the signing parties hereto had executed one copy of this agreement.

13.11

This agreement constitutes the entire agreement between the parties hereto and supersedes all prior agreements and understandings, oral or written, by and between any of the parties hereto with respect to the subject matter hereof.

13.12

This agreement may not be assigned by any of the parties hereto without the prior written consent of the other party.

IN WITNESS WHEREOF the parties hereto have executed this agreement as of the day and year first above written.

The common seal of Wentworth Energy, Inc.

)

was hereunto affixed in the presence of:

)

)

)

/s/ John Punzo

)

     C/S

SIGNED, SEALED AND DELIVERED by the

)

Consultant in the presence of:

)

)

)

Signature

)

)

)

Name

)

)

)

/s/ James Whiteside

Address

)

James Whiteside

)

)

Exhibit 14.1.   Code of Ethics and Business Conduct for Officers, Directors and Employees

Code of Ethics and Business Conduct

for the Officers, Directors and Employees of

Wentworth Energy, Inc.

1.

ETHICAL TREATMENT

The officers, directors and employees of Wentworth Energy, Inc. (the “Company”) are committed to honesty, just management, fairness, providing a safe and healthy environment free from the fear of retribution, and respecting the dignity due everyone.  For the communities in which we live and work, we are committed to observe sound environmental business practices and to act as concerned and responsible neighbors, reflecting all aspects of good citizenship.  For our shareholders, we are committed to pursuing sound growth and earnings objectives, and exercising prudence in the use of our assets and resources.  For our suppliers and partners, we are committed to fair competition and the sense of responsibility required of a good customer and teammate.

2.

PROMOTE A POSITIVE WORK ENVIRONMENT

All employees want and deserve a workplace where they feel respected, satisfied, and appreciated. We respect cultural diversity and will not tolerate harassment or discrimination of any kind –  especially involving race, color, religion, gender, age, national origin, disability or marital status.  Providing an environment that supports honesty, integrity, respect, trust, responsibility and citizenship permits us the opportunity to achieve excellence in our workplace.  While everyone who works for the Company must contribute to the creation and maintenance of such an environment, our executives and management personnel assume special responsibility for fostering a work environment that is free from the fear of retribution and will bring out the best in all of us. Supervisors must be careful in words and conduct to avoid placing, or seeming to place, pressure on subordinates that could cause them to deviate from acceptable ethical behavior.

3.

PROTECT YOURSELF, YOUR FELLOW EMPLOYEES AND THE ENVIRONMENT

We are committed to providing a safe and healthy work environment, and to observing environmentally-sound business practices.  We will strive, at a minimum, to do no harm and, where possible, to make the communities in which we work a better place to live.  Each of us is responsible for compliance with environmental, health and safety laws and regulations.

4.

KEEP ACCURATE AND COMPLETE RECORDS

We must maintain accurate and complete Company records.  Transactions between the Company and outside individuals and organizations must be promptly and accurately entered in our books in accordance with generally accepted accounting practices and principles.  No one should rationalize or even consider misrepresenting facts or falsifying records.  It will not be tolerated and will result in disciplinary action.

5.

OBEY THE LAW

We will conduct our business in accordance with all applicable laws and regulations.  Compliance with the law does not comprise our entire ethical responsibility.  Rather, it is a minimum, essential condition for performance of our duties.  In conducting business, we shall:

a)

ADHERE TO ALL ANTITRUST LAWS.  Officer, directors and employees must strictly adhere to all antitrust laws.  Such laws exist in the United States and in many other countries where the Company may conduct business.  These laws prohibit practices in restraint of trade such as price fixing and boycotting suppliers or customers.  They also bar pricing intended to run a competitor out of business; disparaging, misrepresenting, or harassing a competitor; stealing trade secrets; bribery; and kickbacks.

b)

COMPLY WITH ALL SECURITIES LAWS.  In our role as a publicly-owned company, we must always be alert to and comply with the security laws and regulations of the United States and other countries.

c)

DO NOT ENGAGE IN SPECULATIVE OR INSIDER TRADING.  Federal law and Company policy prohibits officers, directors and employees, directly or indirectly through their families or others, from purchasing or selling company stock while in the possession of material, non-public information concerning the Company.  This same prohibition applies to trading in the stock of other publicly held companies on the basis of material non-public information.  To avoid even the appearance of impropriety, Company policy also prohibits officers, directors and employees from trading options on the open market in Company stock under any circumstances.  Material non-public information is any information that could reasonably be expected to affect the price of a stock.  If an officer, director or employee is considering buying or selling a stock because of inside information they possess, they should assume that such information is material.  It is also important for the officer, director or employee to keep in mind that if any trade they make becomes the subject of an investigation by the government, the trade will be viewed after-the-fact with the benefit of hindsight.  Consequently, officers, directors and employees should always carefully consider how their trades would look from this perspective.  Two simple rules can help protect you in this area: (i) do not use nonpublic information for personal gain, and (ii) do not pass along such information to someone else who has no need to know.  This guidance also applies to the securities of other companies for which you receive information in the course of your employment with the Company.

d)

BE TIMELY AND ACCURATE IN ALL PUBLIC REPORTS.  As a public company, the Company must be fair and accurate in all reports filed with the United States Securities and Exchange Commission.  Officers, directors and management of the Company are responsible for ensuring that all reports are filed in a timely manner and that they fairly present the financial condition and operating results of the Company.  Securities laws are vigorously enforced.  Violations may result in severe penalties including forced sales of parts of the business and significant fines against the Company.  There may also be sanctions against individual employees including substantial fines and prison sentences.  The principal executive officer and principal financial Officer will certify to the accuracy of reports filed with the SEC in accordance with the Sarbanes-Oxley Act of 2002.  Officers and Directors who knowingly or willingly make false certifications may be subject to criminal penalties or sanctions including fines and imprisonment.

6.

AVOID CONFLICTS OF INTEREST

Our officers, directors and employees have an obligation to give their complete loyalty to the best interests of the Company.  They should avoid any action that may involve, or may appear to involve, a conflict of interest with the Company.  Officers, directors and employees should not have any financial or other business relationships with suppliers, customers or competitors that might impair, or even appear to impair, the independence of any judgment they may need to make on behalf of the Company.  Some ways a conflict of interest could arise include, but are not limited to: employment by a competitor, or potential competitor, regardless of the nature of the employment, while employed by the Company; acceptance of gifts, payment, or services from those seeking to do business with the Company; placement of business with a firm owned or controlled by an officer, director or employee or his or her family; ownership of, or substantial interest in, a company that is a competitor, client or supplier; and seeking the services or advice of an accountant or attorney who has provided services to the Company.  Officers, directors and employees are under a continuing obligation to disclose any situation that presents the possibility of a conflict or disparity of interest between the officer, director or employee and the Company.  Disclosure of any potential conflict is the key to remaining in full compliance with this policy.

7.

COMPETE ETHICALLY AND FAIRLY FOR BUSINESS OPPORTUNITIES

We must comply with the laws and regulations that pertain to the acquisition of goods and services. We will compete fairly and ethically for all business opportunities.  In circumstances where there is reason to believe that the release or receipt of non-public information is unauthorized, do not attempt to obtain and do not accept such information from any source.  If you are involved in Company transactions, you must be certain that all statements, communications, and representations are accurate and truthful.

8.

AVOID ILLEGAL AND QUESTIONABLE GIFTS OR FAVORS

The sale and marketing of our products and services should always be free from even the perception that favorable treatment was sought, received, or given in exchange for the furnishing or receipt of business courtesies.  Officers, directors and employees of the Company will neither give nor accept business courtesies that constitute, or could be reasonably perceived to constitute, unfair business inducements or that would violate law, regulation or policies of the Company, or could cause embarrassment to or reflect negatively on the Company's reputation.

9.

MAINTAIN THE INTEGRITY OF REPRESENTATIVES

Business integrity is a key standard for the selection and retention of those who represent the Company.  Agents, representatives and consultants must certify their willingness to comply with the Company’s policies and procedures, and must never be retained to circumvent our values and principles.  Paying bribes or kickbacks, engaging in industrial espionage, obtaining the proprietary data of a third party without authority, or gaining inside information or influence are just a few examples of what could give us an unfair competitive advantage and could result in violations of law.

10.

PROTECT PROPRIETARY INFORMATION

Proprietary Company information may not be disclosed to anyone without proper authorization. Keep proprietary documents protected and secure.  In the course of normal business activities, suppliers, customers and competitors may sometimes divulge to you information that is proprietary to their business.  Respect these confidences.

11.

OBTAIN AND USE COMPANY ASSETS WISELY

Personal use of Company property must always be in accordance with corporate policy.  Proper use of Company property, information resources, material, facilities and equipment is your responsibility.  Use and maintain these assets with the utmost care and respect, guarding against waste and abuse, and never borrow or remove Company property without management’s permission.

12.

FOLLOW THE LAW AND USE COMMON SENSE IN POLITICAL ACTIVITIES

The Company encourages its employees to become involved in civic affairs and to participate in the political process.  Employees must understand, however, that their involvement and participation must be on an individual basis, on their own time and at their own expense.  In the United States, federal law prohibits corporations from donating corporate funds, goods, or services, directly or indirectly, to candidates for federal offices – this includes employees’ work time.  Local and state laws also govern political contributions and activities as they apply to their respective jurisdictions.

13.

BOARD COMMITTEES

The Company shall establish an audit committee empowered to enforce this Code of Ethics and Business Conduct.  The audit committee will report to the Board of Directors at least once each year regarding the general effectiveness of the Company's Code of Ethics and Business Conduct, the Company's controls and reporting procedures and the Company's business conduct.

14.

DISCIPLINARY MEASURES

The Company shall consistently enforce its Code of Ethics and Business Conduct through appropriate means of discipline.  Violations of the Code shall be promptly reported to the audit committee.  Pursuant to procedures adopted by it, the audit committee shall determine whether violations of the Code have occurred and, if so, shall determine the disciplinary measures to be taken against any employee or agent of the Company who has so violated the Code.  The disciplinary measures, which may be invoked at the discretion of the audit committee, include, but are not limited to, counseling, verbal or written reprimands, warnings, probation or suspension without pay, demotions, reductions in salary, termination of employment and restitution.  Persons subject to disciplinary measures shall include, in addition to the violator, others involved in the wrongdoing such as: (i) persons who fail to use reasonable care to detect a violation; (ii) persons who, if requested to divulge information, withhold material information regarding a violation; and (iii) supervisors who approve or condone the violations or attempt to retaliate against employees or agents for reporting violations or violators.

Exhibit 31.1.   Certification by Chief Executive Officer

I, John G. Punzo, Chief Executive Officer of Wentworth Energy, Inc. (the “Company”), certify that:

1.

I have reviewed this annual report on Form 10-KSB of Wentworth Energy, Inc.;

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

4.

The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the Company and have:

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

c.

Evaluated the effectiveness of the Company’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation; and

d.

Disclosed in this report any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; and

5.

The Company’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent functions):

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

Date:

April 14, 2006

/s/ John Punzo

John Punzo, Chief Executive Officer

Exhibit 31.2.   Certification by Acting Chief Financial Officer

I, Francis K. Ling, Chief Financial Officer of Wentworth Energy, Inc. (the “Company”), certify that:

1.

I have reviewed this annual report on Form 10-KSB of Wentworth Energy, Inc.;

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

4.

The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))  and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the Company and have:

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

c.

Evaluated the effectiveness of the Company’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation; and

d.

Disclosed in this report any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; and

5.

The Company’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent functions):

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

Date:

April 14, 2006

/s/ Francis K. Ling

Francis K. Ling, Chief Financial Officer

Exhibit 32.1.   Section 1350 Certification by Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Wentworth Energy, Inc. (the “Company”) on Form 10-KSB for the period ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John Punzo, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John Punzo

John Punzo, Chief Executive Officer

April 14, 2006

Exhibit 32.2.   Section 1350 Certification by Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Wentworth Energy, Inc. (the “Company”) on Form 10-KSB for the period ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Francis K. Ling, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Francis K. Ling

Francis K. Ling, Chief Financial Officer

April 14, 2006