Form 10QSB
period 2006-03-31
Wentworth Energy, Inc.
filed 2006-05-19
CIK 1138932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(Issuer’s telephone number)

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

              Yes [  ]    No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 18, 2006, 16,022,618 shares of common stock

Transitional Small Business Disclosure Format (Check one):

Yes [  ]

No [X]

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

Page
Interim Consolidated Balance Sheets	2
Interim Consolidated Statements of Operations	3
Interim Consolidated Statements of Cash Flows	4
Notes to the Interim Consolidated Financial Statements	5 - 11

Wentworth Energy, Inc.
(Formerly Avondale Capital I Corp.)
(An Exploration Stage Enterprise)

Interim Consolidated Balance Sheets (Unaudited)

	(Unaudited)
	March 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS
Cash	$ 672,128	$ 107,397
Accounts receivable and accrued receivables	15,880	7,441
Prepaid expenses and deposits	258,230	66,995

Total Current Assets	946,238	181,833

UNPROVED OIL AND GAS PROPERTIES, at full cost	66,585	100,001

EQUIPMENT, net	8,515	2,008

INVESTMENT IN WENTWORTH OIL SANDS, INC., at equity	100,970	-

DEFERRED FINANCE COSTS, net	279,715	11,333

Total Assets	$ 1,402,023	$ 295,175

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 181,114	$ 164,774
Share subscriptions payable	-	60,725
Due to related parties	159,841	51,654
Convertible note payable	183,500	183,500
Derivative contract liability	16,445,364	-

Total Current Liabilities	16,969,819	460,653
Convertible debentures payable	1,500,000	-
Discount on convertible debentures payable	(1,395,833)	-

Total Liabilities	17,073,986	460,653

COMMITMENTS (Note 10)

STOCKHOLDERS’ DEFICIT
Preferred shares, 2,000,000 shares authorized, $0.001 par value;
no shares issued and outstanding in 2006 and 2005	-	-
Common shares, 48,000,000 shares authorized, $0.001 par value;
23,658,285 issued and 15,900,285 outstanding in 2006 and	23,658	15,132
15,132,111 shares issued and outstanding in 2005
Additional paid-in capital	3,820,497	1,861,275
Treasury stock, at cost, 7,758,000 shares in 2006	(7,758)	-
Deficit accumulated during exploration stage	(19,508,360)	(2,041,885)

Total Stockholders’ Deficit	(15,671,963)	(165,478)

Total Liabilities and Stockholders’ Deficit	$ 1,402,023	$ 295,175

Wentworth Energy, Inc.
(Formerly Avondale Capital I Corp.)
(An Exploration Stage Enterprise)

Interim Consolidated Statements of Operations (Unaudited)

	Cumulative,	Three Months	Three Months
	Inception to	Ended	Ended
	March 31, 2006	March 31, 2006	March 31, 2005

REVENUE	$ 53,810	$ 24,137	$ -
COST OF REVENUE	76,038	21,460	-

GROSS PROFIT/(LOSS)	(22,228)	2,677	-

EXPENSES
Consulting (including stock based compensation)	2,508,057	1,722,314	33,273
Depreciation	1,353	493	153
Finance costs	119,951	28,868	-
Interest and bank charges	202,463	139,527	14,464
Management fees	369,720	73,500	15,000
Office and miscellaneous	86,124	30,690	11,441
Professional fees	159,588	64,572	14,207
Promotion	504,111	402,011	6,552
Property evaluation costs	10,000	-	132
Regulatory fees	10,330	3,296	-
Rent	20,972	7,039	1,524
Transfer agent	10,356	1,575	428
Travel	116,896	49,191	13,446
Utilities	11,844	3,909	-
Write down of oil and gas properties	312,200	-	-

	4,443,965	2,526,985	110,620

LOSS FROM OPERATIONS	(4,466,193)	(2,524,308)	(110,620)

OTHER (REVENUE)/EXPENSE ITEMS
Interest income	(3,197)	(3,197)	-
Loss on derivative contracts	14,945,364	14,945,364	-
Write down of option payments	100,000	-	-

	15,042,167	14,942,167	-

NET LOSS	$ (19,508,360)	$ (17,466,475)	$ (110,620)

BASIC AND DILUTED LOSS PER SHARE		$ (1.11)	$ (0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED		15,706,798	6,200,000

Wentworth Energy, Inc.
(Formerly Avondale Capital I Corp.)
(An Exploration Stage Enterprise)

Interim Consolidated Statements of Cash Flow (Unaudited)
	Cumulative,	Three Months	Three Months
	Inception to	Ended	Ended
	March 31, 2006	March 31, 2006	March 31, 2005
OPERATING ACTIVITIES
Net loss for the period	$ (19,508,360)	$ (17,466,475)	$ (110,620)
Add/(deduct) non-cash items
Depletion	8,100	-	-
Depreciation	1,353	493	-
Stock based compensation	1,843,415	1,643,975	-
Amortization of discount on convertible debentures	104,167	104,167	-
Loss on derivative contracts	14,945,364	14,945,364	-
Amortization of deferred financing costs	57,535	28,868	-
Write-down of oil and gas properties	312,200	-	-
Write-down of option payments	100,000	-	-
Stock issued for services	204,484	19,040	1,000
Changes in non-cash working capital items
Accounts receivable and accrued receivables	(15,880)	(8,439)	(3,176)
Prepaid expenses and deposits	(187,397)	(191,235)	(12,500)
Accounts payable and accrued liabilities	21,871	16,340	(45,237)
Advanced from related parties	159,841	108,187	-
Share subscriptions payable	(1,500)	(1,500)	158,199

Cash used by operating activities	(1,954,807)	(801,215)	(12,334)

FINANCING ACTIVITIES
Deferred financing costs	(184,500)	(172,000)	-
Proceeds from convertible note payable	183,500	-	110,500
Proceeds from convertible debentures payable	1,500,000	1,500,000	-
Shares issued for cash	1,514,277	112,500	32,000

Cash provided by financing activities	3,013,277	1,440,500	142,500

INVESTING ACTIVITIES
Cash received on recapitalization	5,821	-	-
Cash invested in Wentworth Oil Sands, Inc.	(969)	(969)	-
KLE Mineral Holdings, LLC option payments	(30,000)	-	-
Acquisition of equipment	(9,868)	(7,000)	(1,013)
Acquisition of oil and gas property	(351,326)	(66,585)	(40,492)

Cash used by investing activities	(386,342)	(74,554)	(41,505)

CASH INCREASE DURING PERIOD	672,128	564,731	88,661

CASH, BEGINNING OF PERIOD	-	107,397	(1,331)

CASH, END OF PERIOD	$ 672,128	$ 672,128	$ 87,330

SUPPLEMENTAL DISCLOSURE:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

NON-CASH ACTIVITIES:
Issued stock for reduction of payables	$ -	$ 59,225	$ -
Issued stock for assets acquired	$ 9,696	$ -	$ -
Issued stock for deferred financing fees	$ 152,750	$ 125,250	$ -
Transfer of oil and gas property to equity investments	$ 100,001	$ 100,001	$ -
Debt discount	$ 1,500,000	$ 1,500,000	$ -
Treasury stock issued for collateral	$ 7,758	$ 7,758	$ -

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(An Exploration Stage Enterprise)

Notes to the Interim Consolidated Financial Statements (Unaudited)

March 31, 2006

1.

Nature of Operations

The Company was incorporated in the State of Oklahoma on October 31, 2000 as Avondale Capital I Corp.  During the year ended December 31, 2003 the Company ceased its consulting operations.  During 2005, the Company acquired interests in certain oil and gas properties and is currently developing them for production.  The Company is an exploration stage enterprise.

On February 24, 2005, the Company changed its name to Wentworth Energy, Inc. and on March 24, 2005 it undertook a 2:1 stock split by way of a stock dividend.  All references to common stock have been retroactively restated.  Effective May 12, 2005, the Company completed the acquisition of Wentworth Oil & Gas, Inc., a private Nevada corporation.

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

On March 2, 2006, Wentworth Oil Sands, Inc., a private Nevada corporation, was incorporated. The Company entered into an agreement with Petromax Technologies, LLC (“Petromax”) and others, wherein the parties agreed to form Wentworth Oil Sands, Inc., to develop oil sands projects worldwide using Petromax’s hydrocarbon separation technology.  Wentworth Oil Sands, Inc. is 50% owned by the Company and is accounted for as an equity investment as the Company does not exercise control over the investment.

The accompanying interim consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. The Company’s ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.

The unaudited consolidated financial information has been prepared in accordance with the Company’s customary accounting policies and practices.  In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of results for the interim period, have been included.  The financial information presented should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2005 included in the Company’s Form 10-KSB.

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(An Exploration Stage Enterprise)

Notes to the Interim Consolidated Financial Statements (Unaudited)

March 31, 2006

2.

Significant Accounting Policies

a)

Exploration stage company

The Company is considered to be in the exploration stage as defined in Statement of Financial Accounting Standards No. 7.

b)

Consolidation

These interim consolidated financial statements include the accounts of the Company and its 97.8%-owned subsidiary, Wentworth Oil & Gas, Inc.  All significant inter-company transactions have been eliminated.

c)

Equity investments

The Company uses the equity method of accounting for its investment in Wentworth Oil Sands, Inc. as it has the ability to exercise significant influence, but not control, over the investment.  The investment in Wentworth Oil Sands, Inc. at equity, consists of capital contributions less the Company’s proportionate share of net losses for the period ended March 31, 2006.

d)

Deferred finance costs

Finance costs with respect to the 12% convertible note totalling $40,000 were recorded May 4, 2005, and are being expensed using the effective interest method over the remaining months until maturity of the note on May 4, 2006.

Finance costs with respect to the 10% convertible debentures totalling $297,250 were recorded January 12, 2006, and are being expensed using the effective interest method over the remaining months until maturity of the debentures on January 11, 2009.

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

f)

Loss per share

Basic loss per share has been calculated based on the weighted average number of common shares outstanding during the period.  The Company uses the treasury stock method of calculating fully diluted per share amounts whereby any proceeds from the exercise of stock options or other dilutive instruments are assumed to be used to purchase common shares at the average market price during the period.  For the periods ended March 31, 2006 and 2005, diluted loss per share is the same as basic loss per share as the effect of common stock equivalents in anti-dilutive.

g)

Use of estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenditures during the reporting period.  Significant areas requiring the use of management estimates relate to the determination of impairment of oil and gas property costs, stock based compensation and derivative contract liabilities.  By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant.  Actual results could differ from those reported.

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(An Exploration Stage Enterprise)

Notes to the Interim Consolidated Financial Statements (Unaudited)

March 31, 2006

2.

Significant Accounting Policies (continued)

h)

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

i)

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

3.

Unproved Oil and Gas Properties

a)

Pecos County, Texas

During the three months ended March 31, 2006, the Company acquired a 63.75% working interest in the Pecos County property covering approximately 130 acres in Pecos County, Texas. The Company purchased the leases to this property by making a cash payment of $63,750.

4.

Convertible Loans Payable And Lines of Credit

March 31, 2006

12% Convertible Note	$ 183,500

An unsecured note payable due May 4, 2006 with interest payable monthly at 12% per annum and a bonus of 30,000 shares of the common stock of the Company.  The holder of the note is entitled, at its option, to convert any or all of the principal and accrued interest into shares of the common stock of the Company at a price of $1.50 per such share at any time prior to maturity (see Note 11).

Total	$ 183,500

In August 2005, the Company entered into a convertible line of credit agreement, whereby it can borrow up to $1,000,000 at a rate of 10% per annum calculated and payable annually.  Advances under the line of credit are due and payable on August 22, 2008 and until repayment, the lender may convert the principal and accrued interest into common stock of the Company at $0.90 per share.  As of March 31, 2006 and December 31, 2005, there were no outstanding balances under the line of credit and during the quarter ended March 31, 2006 there were no advances or repayments under the line of credit.

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(An Exploration Stage Enterprise)

Notes to the Interim Consolidated Financial Statements (Unaudited)

March 31, 2006

5.

Related Party Transactions

a)

During the period, the Company entered into transactions with related parties as follows.  These amounts have been recorded at the exchange amount, being the amount agreed to by the parties:

	March 31, 2006	March 31, 2005

Management fees paid to corporations controlled by directors	$ 73,500	$ 15,000
Rent paid to a corporation controlled by a director	$ 900	$ 900
Rent paid to a director	$ 3,264	$ -
Consulting fees paid to directors	$ 60,000	$ -

b)

As at March 31, 2006 and December 31, 2005, $159,841 and $51,654, respectively, was owed to directors and corporations owned by directors of the Company in respect of unpaid fees and expenses.  The amount due to related parties is unsecured, without interest, or stated terms of repayment.

6.

Convertible Debentures Payable

On January 11, 2006, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a single investor pursuant to which the investor purchased 10% secured convertible debentures with a principal amount of $1,500,000, and warrants to purchase 1,500,000 shares of the Company’s common stock until January 12, 2011, 1/3 of which are exercisable at a price of $0.60 per share, 1/3 are exercisable at $0.80 per share and 1/3 are exercisable at $1.00 per share.  The Company also issued 100,000 common shares as a commitment fee to the investor valued at $64,000.

The convertible debentures are due and payable on January 11, 2009.  The principal and accrued interest on the

Convertible Debentures may, at the option of the holder during the term of the convertible debentures, be converted into shares of the Company’s common stock at a rate of the lesser of $0.65 per share and 85% of the lowest volume-weighted average price of the Company’s common stock during the 15 trading days preceding the conversion date.  The investor has contractually agreed to restrict its ability to convert the convertible debentures to an amount less than 5% of the then-issued shares of common stock of the Company.  In addition, the investor will not convert more than $150,000 of the principal in any 30-day period.  The convertible debenture is collateralized by 7,758,000 shares of the Company’s treasury stock held in escrow.

In connection with the debenture, the Company recorded a $1,500,000 debt discount due to the value of the equity consideration and beneficial conversion feature of the financing, pursuant to the guidance issued by the Emerging Issues Task Force.  The debt discount is being amortized over the life of the related debenture and $104,167 was expensed during the quarter ended March 31, 2006.

Because the convertible debentures and the related warrants have a feature wherein the conversion price resets and carry registration rights, the Company has analyzed the debenture and the related warrants pursuant to EITF 00-19.  This provision results in a bifurcation of the conversion feature and the related warrants from the debt and accounting for these instruments as a derivative contract liability with changes in fair value recorded in the income statement.

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(An Exploration Stage Enterprise)

Notes to the Interim Consolidated Financial Statements (Unaudited)

March 31, 2006

6.

Convertible Debentures Payable (continued)

Pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and EITF 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19,” the original fair value of the embedded beneficial conversion feature and freestanding warrants of $2,414,349 has been recorded as a derivative contract liability as the debt is considered non-conventional convertible debt and the warrants have registration rights that carry penalties for noncompliance.  In addition, the Company is required to report the derivative contract liability at fair value and record the fluctuation to the fair value of the derivative contract liability to current operations. The change in the fair value of the derivative contract liability resulted in a loss of $14,945,364 for the three months ended March 31, 2006.  The fair value of the derivative contract liability outstanding as of March 31, 2006 was $16,445,364.

The Company issued 49,231 common shares to a third party as a finders fee; these shares were valued at $32,000.

7.

Warrants Outstanding

	Number of warrants	Average Exercise Price	Expiry date

Outstanding at December 31, 2005	1,478,754	$0.98	December 30, 2008

Warrants granted	1,525,000	$0.80	January 12, 2011
Warrants exercised	-	-	-

Outstanding at March 31, 2006	3,003,754	$0.89	-

8.

Issuances of Securities

During the three months ended March 31, 2006, Wentworth Energy, Inc. has issued the following shares of its common stock:

Date	Security	Number of Securities	Consideration			Basis for Assigning Amount
			Per Security	Total	Nature
January 9, 2006	Common stock	92,500	$0.338	$31,225	Services	Fair value of stock when services rendered
January 9, 2006	Common stock	35,443	0.790	28,000	Payable settlement	Face value of payable
January 9, 2006	Common Stock	50,000	0.250	12,500	Option exercise for cash	Agreed option price
January 10, 2006	Common stock	100,000	0.640	64,000	Commitment fee	Fair value of stock when services rendered
January 10, 2006	Common stock	7,758,000	0.001	7,758	Issued in the Company’s name and pledged as collateral for debt	Par value
February 9, 2006	Common stock	400,000	0.250	100,000	Option exercise for cash	Agreed option price
March 7, 2006	Common stock	74,231	0.825	61,250	Finders’ fees	Fair value of stock when services rendered
March 7, 2006	Common stock	16,000	1.190	19,040	Payable settlement	Face value of payable

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(An Exploration Stage Enterprise)

Notes to the Interim Consolidated Financial Statements (Unaudited)

March 31, 2006

9.

Stock Based Compensation

Stock compensation expense under SFAS No. 123 (revised 2004) for the quarterly period ended March 31, 2006 and 2005 was $1,643,975 and $Nil, respectively, resulting in an increase to operating expenses and net loss.  This expense increased basic and diluted loss per share by $0.10 and $0.00 for the quarter ended March 31, 2006 and 2005, respectively, compared to reported basic and diluted loss per share of ($1.11) and ($0.02), respectively.  The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending March 31, 2006 and 2005 equal to the expected option term.

Stock Options as of the Quarterly Period Ended March 31, 2006:

The Company has no formal stock option plan.  On January 9, 2006, the Company’s Board of Directors approved a stock option arrangement wherein members of the Board of Directors will be granted 200,000 options each at a strike price of $0.50 per share as annual compensation for their services in 2005.  For their services in future years, directors will be granted 200,000 options each at a strike price equal to market value on the date of grant.

The following table summarizes stock options outstanding and changes during the quarterly period ended March 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Options outstanding at January 1, 2006	8,335,000	$ 0.42
Granted	750,000	3.07
Exercised	(450,000)	0.25

Options outstanding at March 31, 2006	8,635,000	$ 0.65	2.22	$32,823,250

Options exercisable at March 31, 2006	3,702,000	$ 0.78	1.96	$13,587,900

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the quarterly period ended March 31, 2006, was approximately $950,500.  Cash received from stock options exercised during the quarterly period ended March 31, 2006 was $112,500. The Company did not realize any tax deductions related to the exercise of stock options during the quarter. The Company will record such deductions to additional paid in capital when realized.

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(An Exploration Stage Enterprise)

Notes to the Interim Consolidated Financial Statements (Unaudited)

March 31, 2006

9.

Stock Based Compensation (continued)

Stock options outstanding and currently exercisable at March 31, 2006 are as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$ 0.25	2,560,000	1.80	$ 0.25	2,560,000	$ 0.25
$ 0.50	5,325,000	2.23	$ 0.50	642,000	$ 0.50
$ 1.50	250,000	4.92	$ 1.50	-	-
$ 3.85	500,000	2.92	$ 3.85	500,000	$ 3.85

	8,635,000	2.22		3,702,000	$ 0.78

Total estimated unrecognized compensation cost from unvested stock options as of March 31, 2006 was $1,748,010, which is expected to be recognized over a weighted average period of approximately 2.42 years.

The weighted average per share fair value of stock options granted during the quarterly periods ending March 31, 2006 and 2005 was $2.62 and $Nil, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31
	2006	2005

Volatility	185%	0%
Expected option term	4 years	2.5 years
Risk-free interest rate	4.65%	3.25%
Expected dividend yield	0%	0%

10.

Commitments

The Company is committed to provide a short term bridge financing note payable of up to $200,000 to Wentworth Oil Sands, Inc. bearing interest at 6% per annum to be repaid from the proceeds of equity raised.  At March 31, 2006, the Company had not advanced any funds under this note.

11.

Subsequent Events

On April 27, 2006 the Company received notice from the holder of the convertible note payable in the principal amount of $183,500 that they elected to convert the principal amount to shares and accordingly, 122,333 common shares of the Company were issued on May 1, 2006 at $1.50 per share (see Note 4).

Item 2.   Management’s Discussion and Analysis or Plan of Operations

Any statements contained herein that are not statements of historical fact may be deemed forward-looking statements.  Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  Wentworth Energy, Inc. (the “Company” and sometimes “we,” “us,” “our” and derivatives of such words) undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  These forward-looking statements should be read in conjunction with our disclosures included in our Form 10-KSB for the fiscal year ended December 31, 2005.

Plan of Operations

We intend to acquire additional oil and gas properties over the next 12 months, develop them and produce oil and gas.  We completed a $1,500,000 convertible debt financing in January 2006 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition and Changes in Financial Condition”) and used a portion of the proceeds to purchase the Permian Basin and Polk County oil and gas leases (see below). We intend to invest approximately $1,000,000 to re-enter and remediate existing wells on those properties and our Archer County leases.  We also intend to acquire additional properties over the next 12 months, but because of the competitive environment for oil and gas properties, we cannot estimate the number, size or cost of these acquisitions.  While we cannot estimate the cost of such acquisitions, we expect additional equity and debt financing will be required to complete those acquisitions and develop those properties.

Over the next 12 months, our 50%-owned equity investee, Wentworth Oil Sands, Inc., intends to raise an additional $1,500,000 by the sale of 1,500,000 shares of its common stock at a price of $1.00 per share for the design and construction of a pilot plant and commercialization of the Petromax hydrocarbon separation technology (see below) on the Asphalt Ridge Tar Sands property.  For clarity, these shares will be issued by Wentworth Oil Sands, Inc, not us.  If all of the 1,500,000 Wentworth Oil Sands, Inc. shares it intends to offer are sold, our ownership interest in our investment will decrease from 50% to 45.5%.

As we acquire additional oil and gas properties and advance our oil sands development project, we expect to engage additional consultants and hire employees to assist in the development and management of those projects.  However, we cannot forecast the extent of those needs at this time.

Permian Basin

In January 2006, we purchased a 63.75% working interest in producing oil and gas leases in the West Texas Permian Basin for $63,750 cash.  The leases include 15 ten-acre tracts in the West Cardinal field located in Pecos County approximately 150 miles south of Midland, Texas.  As part of the acquisition, we acquired access to a 12-mile long pipeline along with 15 wells on the property.  In 2006, we plan to spend up to $300,000 to reactivate the wells.

Polk County

Also in January 2006, we purchased the rights to exploit a 40-acre oil and gas lease on the Upper Gulf Coast, located in Polk County eight miles north of Livingston, Texas for $50,000 in cash and a further $50,000 in cash upon cleaning out the well.  In 2006, we intend to re-enter a well on the property at a cost of approximately $650,000 and attempt to re-stimulate the 12,450-foot deep Woodbine Sand formation.

Oil Sands Joint Venture

In March 2006, we formed a corporation – Wentworth Oil Sands, Inc. – which is 50% owned by us and 50% owned by Rosengrant Family Revocable Trust to develop oil sands projects using Petromax Technologies, LLC’s proprietary hydrocarbon separation technology.  Wentworth Oil Sands, Inc. acquired our Asphalt Ridge Tar Sands leases and Petromax’s exclusive world-wide rights to the Petromax processing technology for extraction of bitumen and heavy oils from oil sands, as well as for remediation of waste streams generated by existing oil sands extraction technologies employed by other producers.  Wentworth Oil Sands, Inc. expects to use the Petromax oil sands extraction process in a commercial demonstration project on our Asphalt Ridge Tar Sands properties in 2006.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

During the first fiscal quarter ended March 31, 2006, we incurred a loss of $17,466,475, as compared to a loss of $110,620 during the first quarter of 2005.  We had revenue of $24,137 in the first quarter of 2006 as compared with $0 in equivalent period in 2005, and this reflects the commencement of crude oil production in late 2005.  Our operating expenses during the first quarter of 2006 totalled $2,526,985, as compared to expenses of $110,620 during the first quarter of 2005.  This $2,416,365 increase is the result of the commencement of active operation during the second quarter of 2005.  These expenses consisted primarily of: consulting fees of $1,722,314, which includes $1,643,975 of non-cash stock-based compensation in respect of stock options vesting during the quarter to officers, directors and consultants;  $402,011 of promotional expenses relating to investor communications; and $139,527 of interest and bank charges, which included $104,167 of non-cash amortization of the discount on the convertible debentures.  Other expenses included $14,945,364 of non-cash loss as a result of the change in the fair value of the derivative contracts, as described in Note 6 to the financial statements.  Our loss for the first fiscal quarter ended March 31, 2005 consisted primarily of consulting fees of $33,273 relating to the identification of, and due diligence regarding, potential property acquisitions, management fees of $15,000, interest and bank charges of $14,464 relating primarily to promissory notes payable, and professional fees of $14,207 relating to legal and audit fees.

Oil production commenced in 2005 on our Archer County leases and revenue totalled $24,137 for the first quarter of 2006.  During the period, our related production costs totalled $21,460, including well remediation expenses.  We do not expect to incur additional significant remediation costs on our producing wells, however may remediate more wells on our Archer County leases in 2006.

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

Liquidity and Capital Resources

In addition to $1,000,000 of re-entry and remediation costs we project for our Archer County, Permian Basin and Polk County leases (see “Plan of Operations”), we cannot forecast at this time the nature and cost of new oil and gas projects we may acquire and the cost of developing those projects.  Accordingly, we cannot quantify the amount of financing we will require.  We raised $1,500,000 of convertible debt financing in January 2006 (see “Financial Condition and Changes in Financial Condition”), however we do expect we will require additional equity and/or debt financing in the next 12 months.  Although there can be no assurances, we believe that we will be able to source sufficient funds through new debt and equity in the next 12 months to develop our current properties and our acquisitions so that these operations will be sufficient to fund our anticipated liquidity and capital resource needs for the next 12 months.  The terms of future debt or equity financings may be dilutive or unfavorable to current stockholders, or may not be available on terms satisfactory to us.

Financial Condition and Changes in Financial Condition

As of March 31, 2006, we had cash of $672,128 and a working capital deficiency of $16,023,581.  This represents an increase in the working capital deficiency of $15,744,761 since our December 31, 2005 year end and relates primarily to a $16,445,364 increase in the fair value of the derivative contract liability as at March 31, 2006, as described in Note 6 to the financial statements.

During the first quarter of 2006, we utilized $801,215 of cash to finance our operating activities.  This compares with $12,334 of cash used by operations during the first quarter of 2005.  In addition, we utilized $66,585 of cash to acquire oil and gas properties during the first quarter of 2006, and we raised $112,500 of cash by the issuance of common stock and on January 12, 2006 an additional $1,500,000 by the issuance of 10% convertible debentures.  Attached to the convertible debentures are warrants to purchase 1,500,000 shares of the Company’s common stock until January 12, 2011, 500,000 of which are exercisable at a price of $0.60 per share, 500,000 of which are exercisable at $0.80 per share and 500,000 of which are exercisable at $1.00 per share.  We also issued 100,000 shares of our common stock to the purchaser as a commitment fee valued at $64,000.  The convertible debentures are due and payable on January 11, 2009.  The principal and accrued interest on the convertible debentures may, at the option of the purchaser during the term of the convertible debentures, be converted into shares of our common stock at a rate of the lesser of $0.65 per share and 85% of the lowest volume-weighted average price of our common stock during the 15 trading days preceding the conversion date.  As a finder’s fee relating to this financing, we issued to a third party 49,231 common shares and warrants to purchase 25,000 common shares at a price of $0.65 per share until January 12, 2008 valued at $32,000.

We also have a $1,000,000 convertible line of credit available, of which there was no balance outstanding on March 31, 2006.

During the first quarter of 2005, we raised $110,500 by the issuance of a conventional convertible note and $32,000 from the issuance of our common stock, and we paid $40,492 towards our purchase of our interest in the Henry Dome property.

Off-Balance Sheet Arrangements

As of March 31, 2006 and during the quarter then ended, we had no off-balance sheet arrangements reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.   Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted as of March 31, 2006, that our disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

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

There have been no significant changes in our internal controls or in other factors since the date of the Chief Executive Officer’s and Chief Financial Officer’s evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

During the first quarter of 2006, we were not a party to any litigation, nor were we aware of any proceedings contemplated by a governmental authority.

On April 17, 2006 we initiated legal proceedings in the District Court of Tarrant County, Texas against KLE Mineral Holdings, LLC (“KLE”) of Lexington, Kentucky for the recovery of $118,000, interest, attorney’s fees, costs and such other relief to which we may be entitled.  The claim arose as a result of KLE’s failure to refund, as agreed, $118,000 invested by us in 2005 in connection with certain coal mineral interests in the Hazard Coal District in eastern Kentucky.  KLE has not yet responded to the proceedings.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2006, we sold the following equity securities that were not registered under the Securities Act:

Date	Description	Number	Purchaser and Recipient	Proceeds	Consideration	Exemption
Jan 9, 06	Common stock	62,500	Crosscheck Capital, LLC	$15,625	Investor relations services provided by the Purchaser valued at $15,625	Exempt under Sec. 4(2)
Jan 9, 06	Common stock	15,000	Barry Forward	$3,750	Investor relations services provided by the Purchaser valued at $3,750	Exempt under Reg. S
Jan 10, 06	Common stock	100,000	Cornell Capital Partners, LP	$64,000	Convertible debentures commitment fee [1]	Exempt under Sec. 4(2)
Jan 10, 06	Common stock	7,758,000	Wentworth Energy, Inc.	$7,758	Pledged as collateral for convertible debentures	Exempt under Sec. 4(2)
Jan 12, 06	Warrants [1]	500,000	Cornell Capital Partners, LP	Nil	Warrants attached to convertible debentures [1]	Exempt under Sec. 4(2)
Jan 12, 06	Warrants [1]	500,000	Cornell Capital Partners, LP	Nil	Warrants attached to convertible debentures [1]	Exempt under Sec. 4(2)
Jan 12, 06	Warrants [1]	500,000	Cornell Capital Partners, LP	Nil	Warrants attached to convertible debentures [1]	Exempt under Sec. 4(2)
Mar 7, 06	Common stock	5,000	Grant Bettingen, Inc.	$5,850	Financing finder’s fee	Exempt under Sec. 4(2)
Mar 7, 06	Common stock	10,000	Greg Myers	$11,700	Financing finder’s fee	Exempt under Sec. 4(2)
Mar 7, 06	Common stock	10,000	Larry Katz	$11,700	Financing finder’s fee	Exempt under Sec. 4(2)
Mar 7, 06	Common stock	16,000	Glen Wallace	$19,040	Accounting and consulting services provided by the Purchaser valued at $19,040	Exempt under Reg. S
Mar 7, 06	Common stock	49,231	Paul Bornstein	$32,000	Financing finder’s fee [1]	Exempt under Sec. 4(2)
Mar 7, 06	Warrants	25,000	Paul Bornstein	Nil	Financing finder’s fee [1]	Exempt under Sec. 4(2)

Item 3.   Defaults Upon Senior Securities

There were no material defaults with respect to any of our indebtedness during the first quarter of 2006.

Item 4.   Submission of Matters to a Vote of Security Holders

During the first quarter of 2006, no matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise.

1

On January 12, 2006, we issued 10% secured convertible debentures with a principal amount of $1,500,000, and warrants to purchase 1,500,000 shares of the Company’s common stock until January 12, 2011, 500,000 of which are exercisable at a price of $0.60 per share, 500,000 of which are exercisable at $0.80 per share and 500,000 of which are exercisable at $1.00 per share.  We also issued 100,000 shares of our common stock to the purchaser as a commitment fee valued at $64,000.  The convertible debentures are due and payable on January 11, 2009.  The principal and accrued interest on the convertible debentures may, at the option of the purchaser during the term of the convertible debentures, be converted into shares of our common stock at a rate of the lesser of $0.65 per share and 85% of the lowest volume-weighted average price of our common stock during the 15 trading days preceding the conversion date.  As a finder’s fee relating to this financing, we issued to a third party 49,231 common shares and warrants to purchase 25,000 common shares at a price of $0.65 per share until January 12, 2008 valued at $32,000.

Item 5.   Other Information

On February 15, 2006, we granted stock options to Roger D. Williams to purchase up to 250,000 shares of our common stock at a price of $1.50 per share until February 28, 2011.  These options vest at a rate of 31,250 shares per calendar quarter commencing April 1, 2006.  Mr. Williams was subsequently appointed a director of our company on April 15, 2006.  A copy of this agreement is filed with the Securities and Exchange Commission as Exhibit 10.1 hereto.

On March 27, 2006, we granted stock options to John Punzo to purchase up to 500,000 shares of our common stock at a price of $3.85 per share at any time until February 28, 2009.  A copy of this agreement is incorporated by reference at Exhibit 10.2 hereto.

Item 6.   Exhibits and Reports on Form 8-K

Index of Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit No.	Description
10.1	Stock option agreement dated February 15, 2006 between our company and Roger D. Williams
10.2

Stock option agreement dated March 27, 2006 between our company and John Punzo (incorporated by reference to Exhibit 10.2 filed with our Annual Report on Form 10-KSB for the year ended December 31, 2005).

31.1	Rule 13a-14a/15d-14(a) Certification by Chief Executive Officer
31.2	Rule 13a-14a/15d-14(a) Certification by Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by Chief Financial Officer

Reports on Form 8-K

During the first fiscal quarter of 2006, we filed the following Form 8-Ks, the full text of which is available from the EDGAR database, and which are incorporated by reference in this Form 10-QSB:

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

Subsequent to the end of the first quarter of 2006, we filed the following Form 8-Ks, the full text of which is available from the EDGAR database, and which are incorporated by reference in this Form

10-QSB:

Filing Date	Description
April 5, 2006	Item 5.02 Departure of directors or principal officers, election of directors, and appointment of principal officers
May 3, 2006	Item 4.01 Changes in registrant’s certifying accountant
May 11, 2006	Item 5.02 Departure of directors or principal officers, election of directors, and appointment of principal officers

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WENTWORTH ENERGY, INC.

Date

May 18 2006

/s/John Punzo

John Punzo, Chief Executive Officer

Date

May 18, 2006

/s/Francis K. Ling

Francis K. Ling, Chief Financial

Officer and principal accounting

officer

Exhibit 10.1.   Material Contracts

THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE “ACT”); HOWEVER, THE SHARES THAT WOULD ISSUE HAVE BEEN REGISTERED [OR ARE EXPECTED TO BE REGISTERED PRIOR TO THE TIME SUCH SHARES WILL ISSUE].  SUCH SECURITIES MAY NOT BE SOLD OR TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR AN EXEMPTION THEREFROM UNDER SAID ACT.

Option to Purchase

250,000 SHARES

Wentworth Energy, Inc.

(Incorporated under the laws of the State of Oklahoma)

OPTION CERTIFICATE FOR THE PURCHASE OF SHARES OF THE

$0.001 PAR VALUE COMMON STOCK OF WENTWORTH ENERGY, INC.

1.

For value received, Wentworth Energy, Inc. (the “Company”), hereby grants to Roger D. Williams of 34956 Vintage Place, Round Hill, Virginia, 20141-2251 (the “Holder”) the option (the “Option”), subject to the terms and conditions hereinafter set forth, to purchase 250,000 shares of the common stock of the Company at a price of $1.50 per share (the “Option Price”), which Option shall vest and first become exercisable by the Holder in the amount of  31,250 shares per calendar quarter for eight calendar quarters starting April 1, 2006 and ending March 31, 2008.

2.

Subject to Section 3, the Option to purchase vested shares may be exercised in whole or in part at any time on or after April 1, 2006 until the close of business on February 28, 2011, provided that not more than 31,250 shares may be exercised in any calendar quarter commencing on April 1, 2006.  Such exercise shall be accomplished by tender to the Company of the purchase price (referred to herein as the “Exercise Price”) of either in cash or by certified check or bank cashier’s check payable to the order of the Company, together with presentation and surrender to the Company of this Option with an executed subscription in substantially the form attached hereto as Exhibit A.  Fractional shares of the Company’s common stock will not be issued upon the exercise of this Option.  If such exercise of the Option is in part, the Company will issue to the Holder a new Option of like tenor for the balance of the remaining shares of the Option.  Upon twenty (20) days’ prior written notice to all holders of the Options, the Company shall have the right to reduce the Option Price and/or extend the term of the Options.

3.

If the Holder shall cease to be a director, officer, consultant or employee of the Company or its subsidiaries for any reason, other than death, the Holder may exercise the Option with respect to those shares vested as of the date of such cessation for a period of thirty (30) days from the date of such cessation or until the expiration of the stated term of the Option, whichever period is shorter, and only to the extent that the Holder was entitled to exercise the Option at the date of such cessation.  Nothing contained within this agreement shall confer upon the Holder any right with respect to continuance as a director, officer, consultant or employee of the Company or its subsidiaries.  In the event of the death of the Holder, the Option shall be exercisable with respect to those shares vested as of the date of death of the Holder for a period of one year from the date of death of the Holder or until the expiration of the stated term of the Option, whichever period is shorter, but only by the person or persons to whom the Holder’s rights under the Option shall pass by the Holder’s will or the laws of descent and distribution, and only to the extent that the Holder was entitled to exercise the Option at the date of the Holder’s death.

4.

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

5.

This Option does not entitle the Holder to any voting rights or other rights as a shareholder of the Company, nor to any other rights whatsoever except the rights herein set forth, and no dividend shall be payable or accrue by reason of this Option or the interest represented hereby, or the shares purchasable hereunder, until or unless, and except to the extent that, this Option is exercised.

6.

The Option Price and the number of shares purchasable upon the exercise of this Option are subject to adjustment from time to time upon the occurrence of any of the events specified in this Section 6.

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

(c)

For the purpose of this Section 6, the term “shares of common stock” shall mean (i) the class of stock designated as the common stock of the Company at the date of this

Option, or (ii) any other class of stock resulting from successive changes from par value to no par value, or from no par value to par value.

(d)

If during the term of the Option the Company consolidates with or merges into another corporation or transfers all or substantially all of its assets the Holder shall thereafter be entitled upon exercise hereof to purchase, with respect to each share of common stock purchasable hereunder immediately prior to the date upon which such consolidation or merger becomes effective, the securities or property to which a holder of shares of common stock is entitled upon such consolidation or merger, without any change in, or payment in addition to the Option Price in effect immediately prior to such merger or consolidation, and the Company shall take such steps in connection with such consolidation or merger as may be necessary to ensure that all of the provisions of this Option shall thereafter be applicable, as nearly as reasonably may be, in relation to any securities or property thereafter deliverable upon the exercise of this Option.

(e)

Irrespective of any adjustments pursuant to this Section 6 to the Option Price or to the number of shares or other securities or other property obtainable upon exercise of this Option, this Option may continue to state the Option Price and the number of shares obtainable upon exercise, as the same price and number of shares stated herein.

(f)

Payment of the Exercise Price may be made by cash, bank or cashier’s check or wire transfer.

7.

The Holder hereby agrees that the resale of the shares of common stock issuable upon exercise hereof may be subject to a “lock-up” pursuant to any restrictions reasonably required by any underwriter, if applicable, and to the extent the Company undertakes a secondary offering.

8.

The Company may cause the following legends or ones similar thereto to be set forth on each certificate representing shares of common stock issuable upon exercise hereof unless counsel for the Company is of the opinion as to any such certificate that such legend is unnecessary:

“The securities represented by this Certificate have not been registered under the Securities Act of 1933 (the “Act”) and are “restricted securities” as that term is defined in Rule 144 under the Act.  The securities may not be offered for sale, sold, or otherwise transferred except pursuant to an effective registration statement under the Act or pursuant to an exemption from registration under the Act, the availability of which is to be established to the satisfaction of the Company.”

IN WITNESS WHEREOF, the Company and Holder have caused this Option to be executed as of the 15th day of February, 2006 by its duly authorized officer.

WENTWORTH ENERGY, INC.

ROGER D. WILLIAMS

/s/ John Punzo

/s/ Roger D. Williams_____________

By:  John Punzo, CEO

SUBSCRIPTION FORM

I, the undersigned, hereby irrevocably subscribe for

____________ shares (the “Stock”) of the common stock of Wentworth Energy, Inc., (the “Company”) pursuant to and in accordance with the terms and conditions of the attached Option and hereby make payment of $1.50 per share and request that a certificate for such securities be issued in the name of the undersigned and be delivered to the undersigned at the address stated below.  If such number of securities is not all of the securities purchasable pursuant to the attached Option, the undersigned requests that a new Option of like tenor for the balance of the remaining securities purchasable thereunder be delivered to the undersigned at the address stated below. In connection with the issuance of the securities, I hereby represent to the Company that I am acquiring the securities for my own account for investment and not with a view to, or for resale in connection with, a distribution of the securities within the meaning of the Securities Act of 1933, as amended (the “Act”).

Date:

Signed:

Name:

Address:

THE SIGNATURE(S) TO THIS SUBSCRIPTION FORM MUST CORRESPOND WITH THE NAME AS WRITTEN UPON THE FACE OF THE OPTION IN EVERY PARTICULAR, WITHOUT ALTERATION OR ENLARGEMENT, OR ANY CHANGE WHATSOEVER, AND SUCH SIGNATURE(S) MUST BE GUARANTEED IN ACCORDANCE WITH PRACTICES PREVAILING IN THE SECURITIES INDUSTRY AT THE TIME SUCH SIGNATURE IF PRESENTED TO THE COMPANY.

Exhibit 31.1.   Certification by Chief Executive Officer

I, John Punzo, Chief Executive Officer of Wentworth Energy, Inc. (the “Company”), certify that:

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

Disclosed in this report any change in the Company’s internal control over financial reporting that occurred during the Company=s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; and

5.

The Company’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and the audit committee of the Company=s board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal control over financial reporting.

Date:

May 18, 2006

/s/John Punzo

John Punzo, CEO

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

Disclosed in this report any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; and

5.

The Company’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal control over financial reporting.

Date:

May 18, 2006

/s/Francis K. Ling

Francis K. Ling, CFO

Exhibit 32.1.   Section 1350 Certification by Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wentworth Energy, Inc. (the “Company”) on Form 10-QSB for the quarter ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John Punzo, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/John Punzo

John Punzo, CEO

May 18, 2006

Exhibit 32.2.   Section 1350 Certification by Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wentworth Energy, Inc. (the “Company”) on Form 10-QSB for the quarter ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Francis K. Ling, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Francis K. Ling

Francis K. Ling, CFO

May 18, 2006