Form 10QSB
period 2006-06-30
Wentworth Energy, Inc.
filed 2006-08-16
CIK 1138932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 10, 2006, 22,572,757 shares of common stock

Transitional Small Business Disclosure Format (Check one):  Yes [  ]

No [X]

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

Page
Interim Consolidated Balance Sheets	2
Interim Consolidated Statements of Operations	3
Interim Consolidated Statements of Cash Flow	4
Notes to the Interim Consolidated Financial Statements	5 - 14

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(An Exploration Stage Enterprise)

Interim Consolidated Balance Sheets (Unaudited)

	(Unaudited)
	June 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS
Cash	$ 9,274	$ 107,397
Accounts receivable and accrued receivables	-	7,441
Other receivables	18,750	-
Prepaid expenses and deposits	616,435	66,995

Total Current Assets	644,459	181,833

UNPROVED OIL AND GAS PROPERTIES, at full cost	2,139,261	100,001

EQUIPMENT, net	26,757	2,008

INVESTMENT IN REDROCK OIL SANDS, INC., at equity	365,527	-

DEFERRED FINANCE COSTS, net	251,838	11,333

Total Assets	$ 3,427,842	$ 295,175

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$ 247,827	$ -
Accounts payable and accrued liabilities	434,698	164,774
Share subscriptions payable	-	60,725
Demand note payable	500,000	-
Due to related parties	221,263	51,654
Convertible note payable	-	183,500
Derivative contract liability	5,559,890	-

Total Current Liabilities	6,963,678	460,653

Convertible debentures payable	1,055,000	-
Discount on convertible debentures payable	(885,347)	-

Total Liabilities	7,133,331	460,653

COMMITMENTS, CONTINGENCIES
AND SUBSEQUENT EVENTS (Notes 11 and 12)

STOCKHOLDERS' DEFICIT
Preferred shares, 2,000,000 shares authorized, $0.001 par value;
no shares issued and outstanding in 2006 and 2005	-	-
Common shares, 98,000,000 shares authorized, $0.001 par value;
26,330,757 issued and 18,572,757 outstanding in 2006 and
15,132,111 shares issued and outstanding in 2005	26,331	15,132
Additional paid-in capital	11,058,033	1,861,275
Treasury stock, at cost, 7,758,000 shares in 2006	(7,758)	-
Deficit accumulated during exploration stage	(14,782,095)	(2,041,885)

Total Stockholders' Deficit	(3,705,489)	(165,478)

Total Liabilities and Stockholders' Deficit	$ 3,427,842	$ 295,175

The accompanying notes are an integral part of these financial statements

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(An Exploration Stage Enterprise)

Interim Consolidated Statements of Operations (Unaudited)

	Cumulative	Three Months	Three Months	Six Months	Six Months
	Inception to	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

OIL AND GAS REVENUE	$ 71,562	$ 17,752	$ -	$ 41,889	$ -
PRODUCTION COSTS	123,336	47,298	-	68,758	-

GROSS PROFIT/(LOSS)	(51,774)	(29,546)	-	(26,869)	-

EXPENSES
Consulting (including stock based compensation)	6,788,348	4,280,291	55,937	6,002,605	57,742
Depreciation	2,834	1,481	307	1,974	307
Finance costs	347,830	227,879	6,667	256,747	6,667
Interest and bank charges	750,567	548,104	17,376	687,631	23,443
Investor relations	829,131	325,020	15,589	727,031	17,089
Management fees	445,490	75,770	97,839	149,270	97,839
Office and miscellaneous	132,531	46,407	14,486	77,097	14,486
Professional fees	623,967	464,379	16,115	528,951	21,344
Property evaluation costs	32,174	22,174	10,000	22,174	10,000
Regulatory fees	15,468	5,138	159	8,434	673
Rent	31,672	10,700	2,712	17,739	2,712
Transfer agent	11,131	775	2,328	2,350	2,528
Travel	123,204	6,308	18,897	55,499	18,897
Utilities	12,755	911	(474)	4,820	(474)
Write down of oil and gas properties	312,200	-	-	-	108,534

	10,459,302	6,015,337	257,938	8,542,322	381,787

LOSS FROM OPERATIONS	(10,511,076)	(6,044,883)	(257,938)	(8,569,191)	(381,787)

OTHER (REVENUE)/EXPENSE ITEMS
Interest income	(6,813)	(3,616)	-	(6,813)	-
Equity in loss of investment	117,942	117,942	-	117,942	-
(Gain) loss on derivative contracts	4,059,890	(10,885,474)	-	4,059,890	-
Write down of option payments	100,000	-	100,000	-	100,000

	4,271,019	(10,771,148)	100,000	4,171,019	100,000

NET INCOME (LOSS)	$(14,782,095)	$ 4,726,265	$ (357,938)	$ (12,740,210)	$ (481,787)

BASIC AND DILUTED INCOME (LOSS) PER SHARE		$ 0.29	$ (0.03)	$ (0.80)	$ (0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING – basic and diluted		16,145,732	10,963,367	15,890,850	8,594,842

The accompanying notes are an integral part of these financial statements

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(An Exploration Stage Enterprise)

Interim Consolidated Statements of Cash Flow (Unaudited)

	Cumulative	Six Months	Six Months
	Inception to	Ended	Ended
	June 30, 2006	June 30, 2006	June 30, 2005

OPERATING ACTIVITIES
Net loss for the period	$ (14,782,095)	$ (12,740,210)	$ (481,787)
Add/(deduct) non-cash items
Depletion	8,100	-	-
Depreciation	2,834	1,974	307
Stock based compensation	5,984,900	5,785,460	-
Amortization of discount on convertible debentures	614,653	614,653	-
Equity in loss of investment	117,942	117,942	-
Loss on derivative contracts	4,059,890	4,059,890	-
Amortization of deferred financing costs	85,412	56,745	-
Write-down of oil and gas properties	312,200	-	108,534
Write-down of option payments	100,000	-	100,000
Stock issued for services	497,434	311,990	7,732
Changes in non-cash working capital items
Accounts receivable and accrued receivables	(18,750)	(11,309)	(1,176)
Prepaid expenses and deposits	(545,602)	(549,440)	(10,167)
Accounts payable and accrued liabilities	275,455	269,924	(119,087)
Advanced from related parties	221,263	169,609	129,734

Cash provided (used) by operating activities	(3,066,364)	(1,912,772)	(265,910)

INVESTING ACTIVITIES
Cash received on recapitalization	5,821	-	5,821
Cash invested in Redrock Oil Sands, Inc.	(5,468)	(5,468)	-
KLE Mineral Holdings, LLC option payments	(30,000)	-	(30,000)
Acquisition of equipment	(29,591)	(26,723)	(1,012)
Acquisition of oil and gas property	(2,424,002)	(2,139,261)	(94,624)

Cash used by investing activities	(2,483,240)	(2,171,452)	(119,815)

FINANCING ACTIVITIES
Deferred financing costs	(184,500)	(172,000)	(12,500)
Share subscriptions payable	(1,500)	(1,500)	91,500
Proceeds from convertible note payable	183,500	-	183,500
Proceeds from convertible debentures payable	1,500,000	1,500,000	-
Proceeds from demand notes payable	500,000	500,000	-
Borrowings from overdrafts payable	247,827	247,827	-
Common stock issued for cash	3,313,551	1,911,774	143,700

Cash provided by financing activities	5,558,878	3,986,101	406,200

CHANGE IN CASH DURING PERIOD	9,274	(98,123)	20,475

CASH, BEGINNING OF PERIOD	-	107,397	-

CASH, END OF PERIOD	$ 9,274	$ 9,274	$ 20,475

SUPPLEMENTAL DISCLOSURE:

Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issued common stock for reduction of payables	$ 59,225	$ 59,225	$ -
Issued common stock for conversion of debt	$ 628,500	$ 628,500	$ -
Issued common stock for assets acquired	$ 9,696	$ -	$ -
Issued common stock for investment	$ 378,000	$ 378,000	$ -
Issued common stock for deferred financing fees	$ 191,750	$ 125,250	$ -
Transfer of oil and gas property to equity investments	$ 100,001	$ 100,001	$ -
Record discount on convertible debt	$ 1,500,000	$ 1,500,000	$ -
Treasury stock issued for collateral	$ 7,758	$ 7,758	$ -

The accompanying notes are an integral part of these financial statements

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(An Exploration Stage Enterprise)

Notes to the Interim Consolidated Financial Statements (Unaudited)

June 30, 2006

1.

Nature of Operations

The Company was incorporated in the State of Oklahoma on October 31, 2000 as Avondale Capital I Corp.  During the year ended December 31, 2003 the Company ceased its consulting operations.  During 2005, the Company acquired interests in certain oil and gas properties and is currently developing them for production.  Subsequent to the end of the period, the Company acquired additional mineral interests and a 100% interest in a drilling company as described in Note 12.  The Company is an exploration stage enterprise.

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

On March 2, 2006, Redrock Oil Sands, Inc. (formerly Wentworth Oil Sands, Inc.), a private Nevada corporation, was incorporated. The Company entered into an agreement with Petromax Technologies, LLC (“Petromax”) and others, wherein the parties agreed to form Redrock Oil Sands, Inc., to develop oil sands projects worldwide using Petromax’s hydrocarbon separation technology.  Redrock Oil Sands, Inc. is 45.4% owned by the Company and is accounted for as an equity investment as the Company does not exercise control over the investment.

The accompanying interim consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. The Company’s ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.  The Company entered into a financing agreement on July 24, 2006 that is described in Note 12.

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

June 30, 2006

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

d)

Equity investments

The Company uses the equity method of accounting for its investment in Redrock Oil Sands, Inc. (formerly Wentworth Oil Sands, Inc.) as it has the ability to exercise significant influence, but not control, over the investment.  The investment in Redrock Oil Sands, Inc. at equity, consists of capital contributions less the Company’s proportionate share of net losses for the period ended June 30, 2006.

e)

Deferred finance costs

Finance costs with respect to the 12% convertible note totalling $40,000 were recorded May 4, 2005, and were being expensed using the effective interest method over the life of the note.  During the quarter ended June 30, 2006, these costs were fully amortized.

Finance costs with respect to the 10% convertible debentures totalling $297,250 were recorded January 12, 2006, and are being expensed using the effective interest method over the remaining months until maturity of the debentures on January 11, 2009.  The Company also recorded a discount for the convertible debentures  as described in Note 7.

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

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(An Exploration Stage Enterprise)

Notes to the Interim Consolidated Financial Statements (Unaudited)

June 30, 2006

2.

Significant Accounting Policies (continued)

g)

Income (loss) per share

Basic income (loss) per share has been calculated based on the weighted average number of common shares outstanding during the period.  The Company uses the treasury stock method of calculating fully diluted per share amounts whereby any proceeds from the exercise of stock options or other dilutive instruments are assumed to be used to purchase common shares at the average market price during the period.  For the period ended June 30, 2006 the Company had approximately 13,000,000 potentially dilutive shares which are not included in the calculation of earnings per share, because the effect would be anti-dilutive.  For the period ended June 30, 2005, diluted loss per share is the same as basic loss per share, as the effect of common stock equivalents in anti-dilutive.

h)

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

i)

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

j)

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

3.

Unproved Oil and Gas Properties

a)

Pecos County, Texas

During the six months ended June 30, 2006, the Company acquired a 63.75% working interest in the Pecos County property covering approximately 130 acres in Pecos County, Texas. The Company purchased the leases to this property by making a cash payment of $63,750.

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(An Exploration Stage Enterprise)

Notes to the Interim Consolidated Financial Statements (Unaudited)

June 30, 2006

3.

Unproved Oil and Gas Properties (continued)

b)

Polk County, Texas

During the six months ended June 30, 2006, the Company acquired an 87.5% working interest in the Polk County property in Polk County, Texas. The Company purchased the leases to this property by making a cash payment of $100,000.  In addition, during the three months ended June 30, 2006, the Company capitalized $1,936,500 for its working interest share of the costs relating to the re-entry, drilling and refracturing of a well on the property.  As of June 30, 2006, the refracturing of the well was still in progress.

c)

Freestone County, Texas

During the six months ended June 30, 2006, the Company acquired a 100% working interest in the Freestone County property covering approximately 26 acres in Freestone County, Texas. The Company purchased the leases to this property by making a cash payment of $13,295.

4.

Convertible Loans Payable And Lines of Credit

In August 2005, the Company entered into a convertible line of credit agreement, whereby it can borrow up to $1,000,000 at a rate of 10% per annum calculated and payable annually.  Advances under the line of credit are due and payable on August 22, 2008 and until repayment, the lender may convert the principal and accrued interest into common stock of the Company at $0.90 per share.  As of December 31, 2005, there were no outstanding balances under the line of credit and this line of credit was terminated by the Company in May 2006.

5.     Demand Note Payable

During the six months ended June 30, 2006, the Company borrowed $500,000 that is due on demand.  The loan bears interest at 10% per annum and is uncollateralized.

6.

Related Party Transactions

a)

During the period, the Company entered into transactions with related parties as follows.  These amounts have been recorded at the exchange amount, being the amount agreed to by the parties:

	3 month June 30, 2006	3 months June 30, 2005	6 months June 30, 2006	6 months June 30, 2005

Management fees paid to corporations controlled by directors	$ 73,500	$ 78,434	$ 147,000	$ 93,434
Rent paid to a corporation controlled by a family member of a director	$ 5,144	$ -	$ 6,044	$ 900
Rent paid to directors	$ 1,200	$ 1,212	$ 4,464	$ 1,212
Consulting fees paid to a director	$ 20,000	$ -	$ 20,000	$ -

b)

As at June 30, 2006 and December 31, 2005, $221,263 and $51,654, respectively, was owed to directors and corporations owned by directors of the Company in respect of unpaid fees and expenses.  The amount due to related parties is unsecured, without interest, or stated terms of repayment.

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(An Exploration Stage Enterprise)

Notes to the Interim Consolidated Financial Statements (Unaudited)

June 30, 2006

7.

Convertible Debentures Payable

On January 11, 2006, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a single investor pursuant to which the investor purchased 10% secured convertible debentures with a principal amount of $1,500,000 (see Note 9), and warrants to purchase 1,500,000 shares of the Company’s common stock until January 12, 2011, 1/3 of which are exercisable at a price of $0.60 per share, 1/3 are exercisable at $0.80 per share and 1/3 are exercisable at $1.00 per share.  The Company also issued 100,000 common shares as a commitment fee to the investor valued at $64,000.  During the three months ended June 30, 2006, the investor converted $445,000 of the principal balance of the debentures into 684,615 shares of the Company’s common stock.

The convertible debentures are due and payable on January 11, 2009.  The principal and accrued interest on the Convertible Debentures may, at the option of the holder during the term of the convertible debentures, be converted into shares of the Company’s common stock at a rate of the lesser of $0.65 per share or 85% of the lowest volume-weighted average price of the Company’s common stock during the 15 trading days preceding the conversion date.  The investor has contractually agreed to restrict its ability to convert the convertible debentures to an amount less than 5% of the then-issued shares of common stock of the Company.  In addition, the investor will not convert more than $150,000 of the principal in any 30-day period.  The convertible debenture is collateralized by 7,758,000 shares of the Company’s treasury stock held in escrow.  These collateral treasury shares were released and cancelled in July 2006.

In connection with the debenture, the Company recorded a $1,500,000 debt discount due to the value of the equity consideration and beneficial conversion feature of the financing, pursuant to the guidance issued by the Emerging Issues Task Force.  The debt discount is being amortized over the life of the related debenture and $510,486 and $614,653 was expensed during the three months and six months ended June 30, 2006, respectively.

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

Pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and EITF 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19,” the original fair value of the embedded beneficial conversion feature and freestanding warrants of $2,414,349 has been recorded as a derivative contract liability as the debt is considered non-conventional convertible debt and the warrants have registration rights that carry penalties for noncompliance.  In addition, the Company is required to report the derivative contract liability at fair value and record the fluctuation to the fair value of the derivative contract liability to current operations. The change in the fair value of the derivative contract liability resulted in a gain (loss) of $10,885,474 and ($4,059,890) for the three months and six months ended June 30, 2006, respectively.  The fair value of the derivative contract liability outstanding as of June 30, 2006 was $5,559,890.

The Company issued 49,231 common shares to a third party as a finder’s fee for the secured convertible debentures; these shares were valued at $32,000.

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(An Exploration Stage Enterprise)

Notes to the Interim Consolidated Financial Statements (Unaudited)

June 30, 2006

8.

Warrants Outstanding

	Number of warrants	Average Exercise Price	Expiry date

Outstanding at December 31, 2005	1,478,754	$0.98	December 30, 2008

Warrants granted	1,650,000	$1.04	June 20, 2011
Warrants exercised	(1,310,524)	$0.98	December 30, 2008

Outstanding at June 30, 2006	1,818,230	$1.04	-

As at June 30, 2006 and December 31, 2005, all warrants are vested and exercisable.

9.

Issuances of Securities

On June 15, 2006, the total number of authorized common shares was increased from 48,000,000 to 98,000,000 and the number of all authorized shares was increased from 50,000,000 to 100,000,000.

During the six months ended June 30, 2006, Wentworth Energy, Inc. has issued the following shares of its common stock:

Date	Security	Number of Securities	Consideration			Basis for Assigning Amount
			Per Security	Total	Nature

January 9, 2006	Common stock	92,500	$0.34	$31,225	Services	Fair value of stock when services rendered
January 9, 2006	Common stock	35,443	$0.79	$28,000	Payable settlement	Face value of payable
January 9, 2006	Common stock	50,000	$0.25	$12,500	Option exercise for cash	Agreed option Price
January 10, 2006	Common stock	100,000	$0.64	$64,000	Commitment fee	Fair value of stock when services rendered
January 10, 2006	Common stock	7,758,000	$0.001	$7,758	Issued in the Company’s name and pledged as collateral for debt	Par value
February 9, 2006	Common stock	400,000	$0.25	$100,000	Option exercise for cash	Agreed option price
March 7, 2006	Common stock	74,231	$0.83	$61,250	Finders’ fees	Fair value of stock when services rendered
March 7, 2006	Common stock	16,000	$1.19	$19,040	Payable settlement	Face value of payable
May 1, 2006	Common stock	122,333	$1.50	$183,500	Debt converted	Agreed conversion price
June 15, 2006	Common stock	684,615	$0.65	$445,000	Debt Converted	Agreed conversion price
June 22, 2006	Units of common stock and warrants	125,000 shares 125,000 warrants	$4.00	$500,000	Private placement	Agreed upon value of equity units
June 28, 2006	Common stock	75,000	$0.25	$18,750	Option exercise for cash	Agreed option price

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(An Exploration Stage Enterprise)

Notes to the Interim Consolidated Financial Statements (Unaudited)

June 30, 2006

9.

Issuances of Securities (continued)

Date	Security	Number of Securities	Consideration			Basis for Assigning Amount
			Per Security	Total	Nature

June 28, 2006	Common stock	155,000	$1.89	$292,950	Services	Fair value of stock
June 28, 2006	Common stock	200,000	$1.89	$378,000	Equity Investment	Fair value of stock
June 28, 2006	Common stock	1,310,524	$0.98	$1,280,524	Warrant exercise for cash	Agreed warrant price

10.

Stock Based Compensation

Stock compensation expense under SFAS No. 123 (revised 2004) for the six months ended June 30, 2006 and 2005 was $5,785,460 and $Nil, respectively, resulting in an increase to operating expenses and net loss.  This expense increased basic and diluted loss per share by $0.36 and $0.00 for the six months ended June 30, 2006 and 2005, respectively. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending June 30, 2006 equal to the expected option term.

Stock Options as of the Six Months Ended June 30, 2006:

The Company has no formal stock option plan.  On January 9, 2006, the Company’s Board of Directors approved a plan wherein members of the Board of Directors will be granted 200,000 options each at a strike price of $0.50 per share as compensation for their services to the Board of Directors.  For their services in future years, directors will be granted 200,000 options each at a strike price equal to market value on the date of grant.

The following table summarizes stock options outstanding and changes during the six months ended June 30, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Options outstanding at January 1, 2006	8,335,000	$ 0.42
Granted	2,200,000	2.80
Exercised	(525,000)	0.25

Options outstanding at June 30, 2006	10,010,000	$ 0.94	2.11	$ 11,889,050

Options exercisable at June 30, 2006	7,004,250	$ 0.87	2.13	$8,708,653

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(An Exploration Stage Enterprise)

Notes to the Interim Consolidated Financial Statements (Unaudited)

June 30, 2006

10.

Stock Based Compensation (continued)

Stock Options as of the Six Months Ended June 30, 2006 (continued):

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the six months ended June 30, 2006, was approximately $1,100,000.  Cash received from stock options exercised during the six months ended June 30, 2006 was $131,250. The Company did not realize any tax deductions related to the exercise of stock options during the period. The Company will record such deductions to additional paid in capital when realized.

Stock options outstanding and currently exercisable at June 30, 2006 are as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$ 0.25	2,485,000	1.56	$ 0.25	2,485,000	$ 0.25
$ 0.50	5,925,000	2.08	$ 0.50	3,588,000	$ 0.50
$ 1.50	250,000	4.67	$ 1.50	31,250	$ 1.50
$ 3.85	500,000	2.67	$ 3.85	500,000	$ 3.85
$ 4.20	850,000	2.86	$ 4.20	400,000	$ 4.20

	10,010,000	2.11		7,004,250	$ 0.87

Total estimated unrecognized compensation cost from unvested stock options as of June 30, 2006 was $3,151,934, which is expected to be recognized over a weighted average period of approximately 1.75 years.

The weighted average per share fair value of stock options granted during the six months ended June 30, 2006 and 2005 was $3.41 and $Nil, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

Total estimated unrecognized compensation cost from unvested stock options as of June 30, 2006 was $3,151,934, which is expected to be recognized over a weighted average period of approximately 1.75 years.

The weighted average per share fair value of stock options granted during the six months ended June 30, 2006 and 2005 was $3.41 and $Nil, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended June 30,
	2006	2005
Volatility	188%	0%
Expected option term	3.1 years	1.75 – 2.75 years
Risk-free interest rate	4.86%	3.25%
Expected dividend yield	0%	0%

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(An Exploration Stage Enterprise)

Notes to the Interim Consolidated Financial Statements (Unaudited)

June 30, 2006

11.

Commitments and Contingencies

The Company is committed to provide a short term bridge financing note payable of up to $200,000 to Redrock Oil Sands, Inc. (formerly Wentworth Oil Sands, Inc.) bearing interest at 6% per annum to be repaid from the proceeds of equity raised.  At June 30, 2006, the Company had not advanced any funds under this note.

On May 24, 2006 the Company initiated a lawsuit against KLE Mineral Holdings, LLC seeking the recovery of $118,000 of deposits paid in respect of the purchase of certain coal leases in 2005.  The purchase was not completed and the vendor agreed in 2005 to refund the deposits, but subsequently failed to refund the monies.  The $118,000 of deposits were expensed by the Company in 2005.

On April 10, 2006, PIN Financial LLC initiated a lawsuit against the Company in which PIN Financial LLC claimed commissions totaling $150,000 in cash and 230,769 shares of the Company’s common stock in respect of the Company’s January 2006 issuance of $1,500,000 of secured convertible debentures to Cornell Capital Partners, LP.  Both the Company and Cornell Capital Partners, LP deny and dispute the claim and the Company will aggressively defend the action.

The Company is in dispute with Utah Oil Sands, Inc. in which the Company declined to purchase certain tar sands leases in Utah for consideration of 1,000,000 shares of the common stock of the Company.  The Company claimed the leases were not as represented and the parties agreed to terminate the purchase agreement in November 2005.  Legal action has not been initiated with respect to this dispute.

12.

Subsequent Events

On March 29, 2006, the Company entered into an Agreement of Purchase and Sale of the P.D.C. Ball Limited Partnership Mineral & Royalty Estate from Roboco Energy, Inc. to acquire certain assets of the P.D.C. Ball Limited Partnership.  Pursuant to the terms of the agreement, the Company agreed to purchase 90% of the Partnership’s right, title, and interest in land, minerals, royalties, and leases pertaining to the oil, gas, and liquid hydrocarbons owned by the Partnership for the total of $17,660,000 in cash and 1,500,000 common shares.  On July 26, 2006, the Company closed this acquisition.

On March 27, 2006, the Company entered into a Stock Purchase Agreement with the stockholders of Barnico Drilling, Inc. (“Barnico”) to acquire 100% of the common stock of Barnico.  Barnico is a contract oil and gas drilling company located in Palestine, Texas.  The acquisition was closed on July 26, 2006 and the purchase price paid to the stockholders of Barnico consisted of $5,000,000 in cash and 2,500,000 common shares of the Company.

On July 24, 2006, the Company entered into several agreements with investors in a private placement transaction providing for, among other things, the issuance of $32,350,000 in Senior Secured Convertible Notes and Series A Warrants to purchase 46,214,286 shares of common stock at an initial price of $1.40 per share until July 2011.  The senior secured notes bear interest at 9.15%, have a final maturity in July 2009 and are collateralized by all the Company’s assets.  Interest is payable quarterly and principal is due in 25 equal installments beginning in July 2007.  The notes are convertible into common stock at the holders’ option at an initial rate of $1.40 per share and interest and principal may be paid in common stock at a discount to market value at the Company’s option as long as the Company is in compliance with the “Equity Conditions” defined in the note agreement.

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(An Exploration Stage Enterprise)

Notes to the Interim Consolidated Financial Statements (Unaudited)

June 30, 2006

12.

Subsequent Events  (continued)

The Company may require the holders to covert the Senior Secured Convertible Notes after the Commission has declared effective the registration statement required by the Registration Rights Agreement and prior to July 24, 2009 if (1) certain conditions defined in the note agreement are satisfied, and (2) the closing sale price of the Company’s Common Stock exceeds 125% of the initial conversion price of the Senior Secured Convertible Notes.    If the Company elects to require such mandatory conversion, the Company shall issue Series B warrants exercisable at an initial price of $1.40 per share until July 2011 to the holders of the Senior Secured Convertible Notes to purchase the following percentage of the shares of the Common Stock which are being issued upon such mandatory conversion, based upon the following arithmetic averages of the weighed average price of the Company’s Common Stock expressed as a percentage of the conversion price:

Warrant Coverage	Arithmetic Average

70%	125% - 175%
60%	175% - 225%
50%	225% - 300%
25%	300% +

Because the convertible secured notes have a feature wherein the conversion price resets and the common stock underlying the secured notes and the warrants have registration rights, the Company has analyzed the notes and warrants pursuant to EITF 00-19.  These provisions result in the bifurcation of the beneficial conversion feature and the warrant value from the debt and accounting for the features as a derivative liability with changes in fair value recorded in the income statement.

In conjunction with Senior Secured Convertible Notes financing, the total consulting fees and commissions paid were: $1,820,000 in cash, $850,000 in Senior Secured Convertible Notes and 4,735,715 in warrants entitling the holders to purchase shares of the Company’s common stock at prices ranging from $1.40 to $8.00 per share until July 2011.

On July 26, 2006, the 7,758,000 treasury shares were cancelled that were registered in the name of Wentworth Energy, Inc. and held in escrow.

On July 21, 2006 the Company concluded a private placement of $500,000 consisting of 357,143 units of the Company at $1.40 per unit.  Each Unit comprised one share of the Company’s $0.001 par value common stock and 2.09 share purchase warrants.  Each warrant entitles the holder to purchase one share of the Company’s common stock at any time prior to July 21, 2011 at $1.40 per share.

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

Overview

We are an exploration-stage company engaged in oil and gas exploration, development and production.  We currently have oil and gas interests in Anderson County, Freestone County, Jones County, Polk County, Archer County, Wichita County, Pecos County and McMullen County, Texas.  Our strategy is to develop our current projects and to expand our operations by acquiring additional exploration and development opportunities, taking advantage of the experience and skills of our management team.  We believe significant opportunities are available to us given the experience of our management team, the properties we have acquired, our new oil and gas drilling subsidiary, and the continued strength in the price of oil and gas.

Update on Our Projects

Anderson, Freestone and Jones Counties, Texas

Subsequent to the end of our second quarter, we completed the purchase of mineral rights covering 27,557 gross acres (22,682 net acres) located in Anderson, Freestone and Jones Counties, Texas for $17,660,000 cash and 1,500,000 shares of our common stock.  We expect to begin a drilling program in the third quarter of 2006 costing approximately $5,000,000 over the next 12 months.  The cost of drilling program will vary depending upon the formations and depths we drill and our success rate.

In conjunction with this acquisition, we also purchased all of the shares of Barnico Drilling, Inc., an East Texas-based oil and gas drilling contractor with two drilling rigs for $5,000,000 cash and 2,500,000 shares of our common stock.  We intend to deploy Barnico’s rigs on the Anderson, Freestone and Jones Counties properties to implement our planned drilling program.

Polk County, Texas

In July 2006, we successfully re-entered and re-stimulated a 12,450 foot well on our Polk County property, in which we own an 82.5% working interest.  Stabilized rates from the well in July indicated an average production of 120 barrels of oil per day and 250,000 cubic feet of gas per day with a flowing tubing pressure of 1,600 psi on a 10/64ths choke.  During the first six months of 2006, we capitalized $1,936,500 of costs relating to this work.  We expect to incur additional costs during the third quarter of $200,000 to $300,000 for drilling a disposal well and putting an existing pipeline into use.

Archer County

Oil production commenced in late 2005 on our Archer County leases and revenue totalled $41,889 for the first half of 2006.  During the period, our related production costs totalled $68,758, including well remediation expenses.  We do not expect to incur additional significant remediation costs on our producing wells, however may remediate more wells on our Archer County leases in 2006.

Oil Sands Joint Venture

During the second quarter of 2006, our 45.4%-owned subsidiary, Redrock Oil Sands, Inc. (formerly Wentworth Oil Sands, Inc.) completed a private placement of 1,510,000 shares of its common stock at a price of $1.00 per share.  Redrock intends to develop oil sands projects using Petromax Technologies, LLC’s proprietary hydrocarbon separation technology.  Redrock acquired our Asphalt Ridge Tar Sands leases and Petromax’s exclusive worldwide rights to the Petromax processing technology during the first quarter of 2006.

Results of Operations

During the second quarter of 2006, our net income was $4,726,265, as compared to a loss during the same quarter in 2005 of $357,938.  This net income was primarily the result of a $10,885,474 non-cash gain as a result of the change in the fair value of the derivative contracts described in Note 7 to the financial statements.  Our operating expenses totalled $6,015,337, most of which consists of consulting fees of $4,280,291, which in turn includes $4,141,485 of non-cash stock-based compensation in respect of stock options vesting during the quarter to officers, directors and consultants.  Our operating expenses for the quarter also include $548,104 of interest and bank charges, which include $510,486 of non-cash amortization of the discount on convertible debentures; and $464,379 of professional fees, which include approximately $300,000 of legal fees in respect of the issuance of $32,350,000 of senior secured convertible notes subsequent to the end of the quarter (see “Liquidity and Capital Resources”).  During the second quarter of 2005, our loss was primarily the result of a $100,000 write-down of option payments made to KLE Mineral Holdings, LLC, management fees of $94,922 and consulting fees of $55,937 relating to the investigation of oil and gas opportunities.

During the six month period ended June 30, 2006, we realized a loss of $12,740,210, as compared to a loss of $481,787 during the first half of 2005.  We had revenue of $41,889 during the first two quarters of 2006 as compared with $0 in the equivalent period in 2005, and this reflects the commencement of crude oil production in late 2005.  Our operating expenses during the first six months of 2006 totalled $8,542,322, as compared to expenses of $381,787 during the first half  of 2005.  This $8,160,535 increase is the result of the ongoing scaling up of active operations since the latter part of 2005.  These expenses consist primarily of: consulting fees of $6,002,605, which include $5,785,460 of non-cash stock-based compensation in respect of stock options vesting during the six month period to officers, directors and consultants;  $727,031 of promotion expenses relating primarily to investor communications; interest and bank charges of $687,631, which include $614,653 of non-cash amortization of the discount on convertible debentures; and professional fees of $528,951, which include approximately $300,000 of legal fees in respect of the issuance of $32,350,000 of senior secured convertible notes subsequent to the end of the quarter.  Other revenue and expenses include a $4,059,890 non-cash loss as a result of the change in the fair value of the derivative contracts, as described in Note 7 to the financial statements.  Our loss for the first half of 2005 consisted primarily of a $108,534 write-down in the carrying amount of our subsidiary’s Henry Dome oil and gas property in McMullen County, a $100,000 write-down of option payments, management fees of $97,839, consulting fees of $57,742 relating to the identification of, and due diligence regarding, potential property acquisitions.

We expect revenue to increase in 2006 as we begin drilling our newly-acquired Anderson, Freestone and Jones Counties, Texas oil and gas properties, and with continuing production from our Polk County and Archer County wells.

Liquidity and Capital Resources

Subsequent to the end of our second quarter, we completed a $32,350,000 private placement of 9.15% senior secured convertible notes due in July 2009, with warrants to purchase 46.2 million shares of our common stock at an initial price of $1.40 per share.  The notes are convertible into common stock at the holders’ option at an initial rate of $1.40 per share.  Interest is payable quarterly and monthly principal repayments commence in July 2007, which payments may be made by the issuance of common stock at a discount to market value.  Because the convertible secured notes have a feature wherein the conversion price resets and the common stock underlying the secured notes and the warrants have registration rights, the Company has analyzed the notes and warrants pursuant to EITF 00-19.  These provisions result in the bifurcation of the beneficial conversion feature and the warrant value from the debt and accounting for the features as a derivative liability with changes in fair value recorded in the income statement.

As indicated above, subsequent to the end of our second quarter, we used $22,660,000 to complete our purchase of the Anderson, Freestone and Jones Counties property and Barnico Drilling, Inc.  Also as indicated above, we expect to incur $5.2 to $5.3 million of costs to develop our Anderson, Freestone and Jones Counties property and to complete our Polk County well over the next 12 months.

Over the next two quarters, we expect oil and gas revenue to increase to a point where we are generating positive cash flow and will be self-sustaining with respect to operations and the ongoing development of our properties.  We do not expect we will require additional equity or debt financing in the next 12 months.  Additional opportunities for oil and gas acquisitions will be considered from time to time.

Financial Condition and Changes in Financial Condition

As of June 30, 2006, we had cash of $9,274 and a working capital deficiency of $6,319,219.  This represents an increase in the working capital deficiency of $6,040,399 since our December 31, 2005 year end and relates primarily to a $5,559,890 increase in the fair value of the derivative contract liability as at June 30, 2006, as described in Note 7 to the financial statements.

During the first half of 2006, we used $1,912,772 of cash for operations, as compared with $265,910 during the first six months of 2005.  The primary use of cash for operations for the first half of 2006 was our net loss, and deposits associated with the purchase of our Anderson, Freestone and Jones Counties property, which completed in July.  We also used $2,139,261 during the period to acquire and develop other oil and gas properties, the largest such expenditure being the acquisition and development of our Polk County property.  Our primary source of cash during the period was a $1,500,000 convertible debenture financing in January 2006 and $1,911,774 of proceeds from the issuance of common stock.  During the first half of 2005, we used $265,910 of cash for operations, including the $119,087 reduction of trade accounts payable.  Cash of $94,624 was used during that period for the acquisition of interests in oil and gas properties, and $183,500 and $143,700 of cash was generated by the issuance of a convertible note and common stock, respectively.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. These estimates are based on information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary significantly from those estimates under different assumptions and conditions.

Critical accounting policies are defined as those significant accounting policies that are most critical to an understanding of a company’s financial condition and results of operation. We consider an accounting estimate or judgment to be critical if (1) it requires assumptions to be made that were uncertain at the time the estimate was made, and (2) changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.  We believe that the following significant accounting policies will be most critical to an evaluation of our future financial condition and results of operations.

Oil and Gas Activities

We utilize the full cost method to account for our oil and gas operations.  Under this method of accounting, all costs associated with the acquisition, exploration and development of oil and gas activities are capitalized within the appropriate cost center, and amortized on a units-of-production method based on estimated proved reserves.  The estimated quantity of reserves could significantly impact our depletion expense.  Estimates of proved reserves are subjective and cannot be measured in an exact way.  Estimates of engineers that we use may differ from those of other engineers.  Any reduction in proved reserves without a corresponding reduction in capitalized costs will increase the depletion rate.  The full-cost method of accounting for oil and gas properties requires a quarterly calculation of a limitation on capitalized costs, often referred to as a full-cost ceiling calculation. The ceiling is the discounted present value of our estimated total proved reserves adjusted for taxes using a 10% discount rate.  To the extent that our capitalized costs (net of accumulated depletion and deferred taxes) exceed the ceiling, the excess must be written off to expense.  Once incurred, this impairment of oil and gas properties is not reversible at a later date, even if natural gas and oil prices increase.  The calculation of proved reserves could significantly impact the ceiling limitation used in determining whether an impairment of our capitalized costs is necessary.  The accuracy of any reserve estimate, and therefore the recorded carrying value of our oil and gas properties and the amortization of those values, is a function of the quantity of available data and of engineering and geological interpretation and judgment.

Derivative Instruments

In accordance with the interpretive guidance in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” we valued the conversion feature of the secured convertible debentures and warrants we issued in January 2006 as a derivative liability.  We must make certain periodic assumptions and estimates to value the derivative liability.  Factors affecting the amount of this liability include changes in our stock price and the computed volatility of our stock price. The change in value is reflected in our statements of operations as non-cash income or expense, and the changes in the carrying value of derivatives may have a material impact on our financial statements.  For the six month period ended June 30, 2006, we recorded a non-cash expense of $4,059,890 upon revaluation of the instruments that are subject to this accounting treatment. The derivative liability associated with these warrants is reflected on our balance sheets as a short-term liability. This liability will remain until the secured convertible debentures are converted, exercised or repaid, and until the warrants are exercised, expire, or other events occur to cause the termination of the derivative accounting, the timing of which may be outside our control.

Our secured convertible debentures contain an embedded conversion feature, pursuant to which all or part of the debt owed to the holder may be converted into shares of our common stock at the lesser of $0.65 per share or 85% of the lowest volume-weighted average price of our common stock during the 15 trading days preceding the conversion date, and the warrants we issued to the holder provide it with the right to purchase our common stock at prices ranging from $0.60 to $1.00 per share.  As a result of the terms of our agreement to register the resale of the shares of our common stock issuable upon conversion or exercise of these instruments, we are required under applicable accounting rules to treat the conversion feature of the secured convertible debentures and the warrants as liabilities, rather than as equity instruments.  This classification as liabilities also requires that we account for them at fair value and include changes in fair value as a component of other income (expense) for so long as the warrants and the conversion feature of the secured convertible debentures remain classified as liabilities.  Changes in fair value are based upon the market price of our common stock and are calculated using the Black-Scholes method of valuation.  As a result, as the market price of our common stock increases, our other expense increases, and as the market price of our common stock decreases, our other income increases. This accounting treatment could result in wide swings of our other income (expense) and net income in the future.

Stock-Based Compensation

We adopted the fair value based method prescribed in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”  Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period.  We determine the fair value of each stock option at the date of grant using the Black-Scholes options pricing model. This model requires that we estimate a risk-free interest rate and the volatility of the price of our common stock.  The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.

Asset Retirement Obligations

We estimate the future costs of the retirement obligations of our producing oil and gas properties. Those abandonment costs, in some cases, will not be incurred until several years in the future. Such cost estimates could be subject to significant revisions in subsequent years due to changes in regulatory requirements and technological advances that are difficult to predict.

Off-Balance Sheet Arrangements

As of June 30, 2006 and during the quarter then ended, we had no off-balance sheet arrangements reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.   Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted as of June 30, 2006, that our disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

During the second quarter of 2006, we were not aware of any proceedings contemplated by a governmental authority.  We were party to litigation as follows:

On April 10, 2006, PIN Financial LLC initiated legal proceedings against us in the US District Court, southern district of New York, claiming a commission for an introduction to Cornell Capital, which has been aggressively denied and disputed by both us and Cornell Capital.  We filed our answer to the complaint on May 15, 2006

On May 24, 2006 we initiated legal proceedings in the District Court of Tarrant County, Texas against KLE Mineral Holdings, LLC (“KLE”) of Lexington, Kentucky for the recovery of $118,000, interest, attorney’s fees, costs and such other relief to which we may be entitled. The claim arose as a result of KLE’s failure to refund, as agreed, $118,000 of option payments made by us in 2005 in connection with certain coal mineral interests in the Hazard Coal District in eastern Kentucky. KLE has not yet responded to the proceedings.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2006, we sold the following equity securities that were not registered under the Securities Act:

Date	Description	Number	Purchaser and Recipient	Proceeds	Consideration	Exemption
May 1, 06	Common stock	122,333	Paulo Rubino	$183,500	Conversion of convertible debt	Exempt under Reg. S
Jun 15, 06	Common stock	684,615	Cornell Capital Partners, LP	$445,000	Conversion of convertible debt	Exempt under Sec. 4(2)
Jun 22, 06	Common Stock	125,000	Prophetic Limited	$500,000	Private placement of units for cash	Exempt under Reg. S
Jun 22, 06	Warrants	125,000	Prophetic Limited	Nil	Warrants attached to units	Exempt under Reg. S
Jun 28, 06	Common stock	25,000	Rosanna Huber	$6,250	Exercise of stock options for cash	Exempt under Reg. S
Jun 28, 06	Common stock	25,000	Severino Amorelli	$6,250	Exercise of stock options for cash	Exempt under Reg. S
Jun 28, 06	Common stock	25,000	Daniel Leonard	$6,250	Exercise of stock options for cash	Exempt under Sec 4(2)
Jun 28, 06	Common stock	125,000	Crosscheck Capital, LLC	$236,250	Investor relations services provided by the Purchaser	Exempt under Sec. 4(2)

Jun 28, 06	Common stock	30,000	Barry Forward	$56,700	Public relations services provided by the Purchaser	Exempt under Reg. S
Jun 28, 06	Common stock	200,000	Petromax Technologies, LLC	$378,000	Equity investment	Exempt under Sec. 4(2)
Jun 28, 06	Common stock	120,000	Kelburn Corporation	$90,000	Exercise of warrants for cash	Exempt under Reg. S
Jun 28, 06	Common stock	400,000	Kelburn Corporation	$400,000	Exercise of warrants for cash	Exempt under Reg. S
Jun 28, 06	Common stock	207,000	Bentley Corporation	$207,000	Exercise of warrants for cash	Exempt under Reg. S
Jun 28, 06	Common stock	583,524	Coach Capital LLC	$583,524	Exercise of warrants for cash	Exempt under Sec. 4(2)

Item 3.   Defaults Upon Senior Securities

There were no material defaults with respect to any of our indebtedness during the second quarter of 2006.

Item 4.   Submission of Matters to a Vote of Security Holders

At our annual meeting of shareholders held on June 15, 2006, our shareholders approved, by a margin of 18,267,331 votes for, 13,500 votes against and no abstentions or broker non-votes, the increase in our authorized capital to 100,000,000 shares, of which 2,000,000 are designated as preferred stock and 98,000,000 are designated as common stock.  A copy of our amended Certificate of Incorporation is filed with the Securities and Exchange Commission as Exhibit 3.1 hereto.  At the meeting, the shareholders also elected the following directors:

Name	Term	Votes For	Votes Against	Abstentions and Broker Non-Votes
John Punzo	Three years commencing June 15, 2006	13,278,331	0	0
Gordon C. McDougall	Three years commencing June 15, 2006	13,278,331	0	0
Francis K. Ling	Two years commencing June 15, 2006	13,278,331	0	0
Roger D. Williams	One year commencing June 15, 2006	13,278,331	0	0
Neil Lande	One year commencing June 15, 2006	13,278,331	0	0

Item 5.   Other Information

Effective June 6, 2006, we terminated our October 14, 2005 consulting agreement with James F. Whiteside, a former director and officer of the Company.

Pursuant to a resolution of our Board on January 9, 2006, we granted stock options on May 29, 2006 to John Punzo, Gordon C. McDougall and Severino Amorelli, directors of the Company, to each purchase up to 200,000 shares of our common stock at a price of $0.50 per share until May 29, 2009 as compensation for their services to the Board of Directors.  Copies of these agreements are filed with the Securities and Exchange Commission as Exhibits 10.1, 10.2 and 10.3 hereto.

On June 15, 2006, we granted stock options to Neil Lande, a director of the Company, to purchase up to 200,000 shares of our common stock at a price of $4.00 per share until June 15, 2009.  The stock options vest at a rate of 50,000 shares per calendar quarter commencing July 1, 2006.  A copy of this agreement is filed with the Securities and Exchange Commission as Exhibit 10.4 hereto.

Item 6.   Exhibits and Reports on Form 8-K

Index of Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit No.	Description
3.1	Amended certificate of incorporation dated June 15, 2006
10.1	Stock option agreement dated May 29, 2006 between our company and John Punzo
10.2	Stock option agreement dated May 29, 2006 between our company and Gordon C. McDougall
10.3	Stock option agreement dated May 29, 2006 between our company and Severino Amorelli
10.4	Stock option agreement dated June 15, 2006 between our company and Neil Lande
31.1	Rule 13a-14a/15d-14(a) Certification by Chief Executive Officer
31.2	Rule 13a-14a/15d-14(a) Certification by Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by Chief Financial Officer

Reports on Form 8-K

During the second fiscal quarter of 2006, we filed the following Form 8-Ks, the full text of which is available from the EDGAR database, and which are incorporated by reference in this Form 10-QSB:

Filing Date	Description
April 5, 2006	Item 5.02 Departure of directors or principal officers, election of directors, and appointment of principal officers
May 3, 2006	Item 4.01 Changes in registrant’s certifying accountant
May 12, 2006	Item 5.02 Departure of directors or principal officers, election of directors, and appointment of principal officers
June 21, 2006	Item 5.02 Departure of directors or principal officers, election of directors, and appointment of principal officers
June 30, 2006	Item 3.02 Unregistered sale of equity securities

Subsequent to the end of the second quarter of 2006, we filed the following Form 8-Ks, the full text of which is available from the EDGAR database, and which are incorporated by reference in this Form 10-QSB:

Filing Date	Description
July 27, 2006	Item 1.01 Entry into a material definitive agreement Item 3.02 Unregistered sales of equity securities Item 7.01 Regulation FD disclosure Item 8.01 Other events Item 9.01 Exhibits
August 2, 2006	Item 1.01 Entry into a material definitive agreement Item 2.01 Completion of acquisition or disposition of assets Item 9.01 Exhibits
August 2, 2006	Item 1.01 Entry into a material definitive agreement Item 2.01 Completion of acquisition or disposition of assets Item 9.01 Exhibits

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WENTWORTH ENERGY, INC.

Date

August 16, 2006

/s/John Punzo

John Punzo, Chief Executive Officer

Date

August 16, 2006

/s/Francis K. Ling

Francis K. Ling, Chief Financial

Officer and principal accounting

officer

Exhibit 3.1.   Amended Certificate of Incorporation Dated June 15, 2006

AMENDED CERTIFICATE OF INCORPORATION OF WENTWORTH ENERGY, INC.

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

5.

The aggregate number of shares which the Corporation shall have the authority to allot is 100,000,000 of which 98,000,000 shares shall be common stock of a par value of $0.001 each, amounting to an aggregate of $98,000.00 and of which 2,000,000 shares shall be preferred stock with a par value of $0.001 each, amounting to an aggregate of $2,000.00.

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

UNLESS PERMITTED UNDER SECURITIES LEGISLATION, THE HOLDER OF THIS SECURITY MUST NOT TRADE THE SECURITY BEFORE THE DATE THAT IS 4 MONTHS AND A DAY AFTER THE LATER OF (I) MAY 29, 2006, AND (II) THE DATE THE ISSUER BECAME A REPORTING ISSUER IN ANY PROVINCE OR TERRITORY OF CANADA.

Option to Purchase

200,000 SHARES

Wentworth Energy, Inc.

(Incorporated under the laws of the State of Oklahoma)

OPTION CERTIFICATE FOR THE PURCHASE OF SHARES OF THE

$0.001 PAR VALUE COMMON STOCK OF WENTWORTH ENERGY, INC.

1.

For value received, Wentworth Energy, Inc. (the “Company”), hereby grants to John Punzo of 16149 Morgan Creek Crescent, South Surrey, British Columbia, V3S 0J2, Canada (the “Holder”) the option (the “Option”), subject to the terms and conditions hereinafter set forth, to purchase 200,000 shares of the common stock of the Company at a price of $0.50 per share (the “Option Price”).

2.

Subject to Section 3, the Option may be exercised in whole or in part at any time until the close of business on May 29, 2009.  Such exercise shall be accomplished by tender to the Company of the purchase price (referred to herein as the “Exercise Price”) of either in cash or by certified check or bank cashier's check  payable to the order of the Company, together with presentation and surrender to the Company of this Option with an executed subscription in substantially the form attached hereto as Exhibit A.  Fractional shares of the Company's common stock will not be issued upon the exercise of this Option.  Upon twenty (20) days' prior written notice to all holders of the Options, the Company shall have the right to reduce the Option Price and/or extend the term of the Options.

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

(c)

For the purpose of this Section 6, the term shares of common stock shall mean (i) the class of stock designated as the common stock of the Company at the date of this Option, or (ii) any other class of stock resulting from successive changes from par value to no par value, or from no par value to par value.

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

(f)

Payment of the Exercise Price may be made by cash, bank or cashiers check or wire transfer.

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

Unless permitted under securities legislation, the holder of this security must not trade the security before the date that is 4 months and a day after the later of (i) May 29, 2006, and (ii) the date the issuer became a reporting issuer in any province or territory of Canada.”

IN WITNESS WHEREOF, the Company has caused this Option to be executed as of the 29th day of May, 2006 by its duly authorized officer.

Wentworth Energy, Inc.

/s/ Gordon C. McDougall

Gordon C. McDougall, President

SUBSCRIPTION FORM

I, the undersigned, hereby irrevocably subscribe for,

 shares (the “Stock”) of the common stock of Wentworth Energy, Inc., (the “Company”) pursuant to and in accordance with the terms and conditions of the attached Option and hereby make payment of $     per share and request that a certificate for such securities be issued in the name of the undersigned and be delivered to the undersigned at the address stated below.  If such number of securities is not all of the securities purchasable pursuant to the attached Option, the undersigned requests that a new Option of like tenor for the balance of the remaining securities purchasable thereunder be delivered to the undersigned at the address stated below. In connection with the issuance of the securities, I hereby represent to the Company that I am acquiring the securities for my own account for investment and not with a view to, or for resale in connection with, a distribution of the securities within the meaning of the Securities Act of 1933, as amended (the “Act”).  I also understand that the Company has registered the Stock under the Act.

Date

Signed

Name

Address

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

UNLESS PERMITTED UNDER SECURITIES LEGISLATION, THE HOLDER OF THIS SECURITY MUST NOT TRADE THE SECURITY BEFORE THE DATE THAT IS 4 MONTHS AND A DAY AFTER THE LATER OF (I) MAY 29, 2006, AND (II) THE DATE THE ISSUER BECAME A REPORTING ISSUER IN ANY PROVINCE OR TERRITORY OF CANADA.

Option to Purchase

200,000 SHARES

Wentworth Energy, Inc.

(Incorporated under the laws of the State of Oklahoma)

OPTION CERTIFICATE FOR THE PURCHASE OF SHARES OF THE

$0.001 PAR VALUE COMMON STOCK OF WENTWORTH ENERGY, INC.

1.

For value received, Wentworth Energy, Inc. (the “Company”), hereby grants to Gordon C. McDougall of 14977 - 21st Avenue, Surrey, British Columbia, V4A 8G3, Canada (the “Holder”) the option (the “Option”), subject to the terms and conditions hereinafter set forth, to purchase 200,000 shares of the common stock of the Company at a price of $0.50 per share (the “Option Price”).

2.

Subject to Section 3, the Option may be exercised in whole or in part at any time until the close of business on May 29, 2009.  Such exercise shall be accomplished by tender to the Company of the purchase price (referred to herein as the “Exercise Price”) of either in cash or by certified check or bank cashier's check  payable to the order of the Company, together with presentation and surrender to the Company of this Option with an executed subscription in substantially the form attached hereto as Exhibit A.  Fractional shares of the Company's common stock will not be issued upon the exercise of this Option.  Upon twenty (20) days' prior written notice to all holders of the Options, the Company shall have the right to reduce the Option Price and/or extend the term of the Options.

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

(c)

For the purpose of this Section 6, the term shares of common stock shall mean (i) the class of stock designated as the common stock of the Company at the date of this Option, or (ii) any other class of stock resulting from successive changes from par value to no par value, or from no par value to par value.

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

(f)

Payment of the Exercise Price may be made by cash, bank or cashiers check or wire transfer.

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

Unless permitted under securities legislation, the holder of this security must not trade the security before the date that is 4 months and a day after the later of (i) May 29, 2006, and (ii) the date the issuer became a reporting issuer in any province or territory of Canada.”

IN WITNESS WHEREOF, the Company has caused this Option to be executed as of the 29th day of May, 2006 by its duly authorized officer.

Wentworth Energy, Inc.

/s/ John Punzo

John Punzo, Chief Executive Officer

SUBSCRIPTION FORM

I, the undersigned, hereby irrevocably subscribe for,

 shares (the “Stock”) of the common stock of Wentworth Energy, Inc., (the “Company”) pursuant to and in accordance with the terms and conditions of the attached Option and hereby make payment of $_____ per share and request that a certificate for such securities be issued in the name of the undersigned and be delivered to the undersigned at the address stated below.  If such number of securities is not all of the securities purchasable pursuant to the attached Option, the undersigned requests that a new Option of like tenor for the balance of the remaining securities purchasable thereunder be delivered to the undersigned at the address stated below. In connection with the issuance of the securities, I hereby represent to the Company that I am acquiring the securities for my own account for investment and not with a view to, or for resale in connection with, a distribution of the securities within the meaning of the Securities Act of 1933, as amended (the “Act”).  I also understand that the Company has registered the Stock under the Act.

Date

Signed

Name

Address

THE SIGNATURE(S) TO THIS SUBSCRIPTION FORM MUST CORRESPOND WITH THE NAME AS WRITTEN UPON THE FACE OF THE OPTION IN EVERY PARTICULAR, WITHOUT ALTERATION OR ENLARGEMENT, OR ANY CHANGE WHATSOEVER, AND SUCH SIGNATURE(S) MUST BE GUARANTEED IN ACCORDANCE WITH PRACTICES PREVAILING IN THE SECURITIES INDUSTRY AT THE TIME SUCH SIGNATURE IF PRESENTED TO THE COMPANY.

Exhibit 10.3.   Material Contracts

THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), HOWEVER THE SHARES THAT WOULD ISSUE HAVE BEEN REGISTERED. SUCH SECURITIES MAY NOT BE SOLD OR TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR AN EXEMPTION THEREFROM UNDER SAID ACT.

UNLESS PERMITTED UNDER SECURITIES LEGISLATION, THE HOLDER OF THIS SECURITY MUST NOT TRADE THE SECURITY BEFORE THE DATE THAT IS 4 MONTHS AND A DAY AFTER THE LATER OF (I) MAY 29, 2006, AND (II) THE DATE THE ISSUER BECAME A REPORTING ISSUER IN ANY PROVINCE OR TERRITORY OF CANADA.

Option to Purchase

200,000 SHARES

Wentworth Energy, Inc.

(Incorporated under the laws of the State of Oklahoma)

OPTION CERTIFICATE FOR THE PURCHASE OF SHARES OF THE

$0.001 PAR VALUE COMMON STOCK OF WENTWORTH ENERGY, INC.

1.

For value received, Wentworth Energy, Inc. (the “Company”), hereby grants to Severino Amorelli of 15140 - 108th Avenue, Suite 205, Surrey, British Columbia, V3R 0T9, Canada (the “Holder”) the option (the “Option”), subject to the terms and conditions hereinafter set forth, to purchase 200,000 shares of the common stock of the Company at a price of $0.50 per share (the “Option Price”).

2.

Subject to Section 3, the Option may be exercised in whole or in part at any time until the close of business on May 29, 2009.  Such exercise shall be accomplished by tender to the Company of the purchase price (referred to herein as the “Exercise Price”) of either in cash or by certified check or bank cashier's check  payable to the order of the Company, together with presentation and surrender to the Company of this Option with an executed subscription in substantially the form attached hereto as Exhibit A.  Fractional shares of the Company's common stock will not be issued upon the exercise of this Option.  Upon twenty (20) days' prior written notice to all holders of the Options, the Company shall have the right to reduce the Option Price and/or extend the term of the Options.

3.

If the Holder shall cease to be a director, officer, consultant or employee of the Company or its subsidiaries for any reason the Holder may exercise the Option to the extent that the Holder was entitled to exercise it at the date of such cessation, but only within one year after ceasing to be a director, officer, consultant or employee of the Company or its subsidiaries.  Nothing contained within this agreement shall confer upon the Holder any right with respect to continuance as a director, officer, consultant or employee of the Company or its subsidiaries.

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

(c)

For the purpose of this Section 6, the term shares of common stock shall mean (i) the class of stock designated as the common stock of the Company at the date of this Option, or (ii) any other class of stock resulting from successive changes from par value to no par value, or from no par value to par value.

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

(f)

Payment of the Exercise Price may be made by cash, bank or cashiers check or wire transfer.

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

Unless permitted under securities legislation, the holder of this security must not trade the security before the date that is 4 months and a day after the later of (i) May 29, 2006, and (ii) the date the issuer became a reporting issuer in any province or territory of Canada.”

IN WITNESS WHEREOF, the Company has caused this Option to be executed as of the 29th day of May, 2006 by its duly authorized officer.

Wentworth Energy, Inc.

/s/ John Punzo

John Punzo, Chief Executive Officer

SUBSCRIPTION FORM

I, the undersigned, hereby irrevocably subscribe for,

 shares (the “Stock”) of the common stock of Wentworth Energy, Inc., (the “Company”) pursuant to and in accordance with the terms and conditions of the attached Option and hereby make payment of $     per share and request that a certificate for such securities be issued in the name of the undersigned and be delivered to the undersigned at the address stated below.  If such number of securities is not all of the securities purchasable pursuant to the attached Option, the undersigned requests that a new Option of like tenor for the balance of the remaining securities purchasable thereunder be delivered to the undersigned at the address stated below. In connection with the issuance of the securities, I hereby represent to the Company that I am acquiring the securities for my own account for investment and not with a view to, or for resale in connection with, a distribution of the securities within the meaning of the Securities Act of 1933, as amended (the “Act”).  I also understand that the Company has registered the Stock under the Act.

Date

Signed

Name

Address

THE SIGNATURE(S) TO THIS SUBSCRIPTION FORM MUST CORRESPOND WITH THE NAME AS WRITTEN UPON THE FACE OF THE OPTION IN EVERY PARTICULAR, WITHOUT ALTERATION OR ENLARGEMENT, OR ANY CHANGE WHATSOEVER, AND SUCH SIGNATURE(S) MUST BE GUARANTEED IN ACCORDANCE WITH PRACTICES PREVAILING IN THE SECURITIES INDUSTRY AT THE TIME SUCH SIGNATURE IF PRESENTED TO THE COMPANY.

Exhibit 10.4.   Material Contracts

THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"); HOWEVER, THE SHARES THAT WOULD ISSUE HAVE BEEN REGISTERED [OR ARE EXPECTED TO BE REGISTERED PRIOR TO THE TIME SUCH SHARES WILL ISSUE].  SUCH SECURITIES MAY NOT BE SOLD OR TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR AN EXEMPTION THEREFROM UNDER SAID ACT.

Option to Purchase

200,000 SHARES

Wentworth Energy, Inc.

(Incorporated under the laws of the State of Oklahoma)

OPTION CERTIFICATE FOR THE PURCHASE OF SHARES OF THE

$0.001 PAR VALUE COMMON STOCK OF WENTWORTH ENERGY, INC.

1.

For value received, Wentworth Energy, Inc. (the “Company”), hereby grants to Neil Lande of 5814 Tanglewood Park, Houston, Texas, 77057 (the “Holder”) the option (the “Option”), subject to the terms and conditions hereinafter set forth, to purchase 200,000 shares of the common stock of the Company at a price of $4.20 per share (the “Option Price”), which Option shall vest and first become exercisable by the Holder in the amount of  50,000 shares per calendar quarter for four calendar quarters starting July 1, 2006 and ending June 30, 2007.

2.

Subject to Section 3, the Option to purchase vested shares may be exercised in whole or in part at any time on or after June 15, 2006 until the close of business on June 15, 2009.  Such exercise shall be accomplished by tender to the Company of the purchase price (referred to herein as the “Exercise Price”) of either in cash or by certified check or bank cashier's check payable to the order of the Company, together with presentation and surrender to the Company of this Option with an executed subscription in substantially the form attached hereto as Exhibit A.  Fractional shares of the Company's common stock will not be issued upon the exercise of this Option.  If such exercise of the Option is in part, the Company will issue to the Holder a new Option of like tenor for the balance of the remaining shares of the Option.  Upon twenty (20) days' prior written notice to all holders of the Options, the Company shall have the right to reduce the Option Price and/or extend the term of the Options.

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

IN WITNESS WHEREOF, the Company and Holder have caused this Option to be executed as of the 15th day of June, 2006 by its duly authorized officer.

WENTWORTH ENERGY, INC.

/s/ John Punzo_____________

John Punzo, CEO

SUBSCRIPTION FORM

I, the undersigned, hereby irrevocably subscribe for

 shares (the “Stock”) of the common stock of Wentworth Energy, Inc., (the “Company”) pursuant to and in accordance with the terms and conditions of the attached Option and hereby make payment of $4.20 per share and request that a certificate for such securities be issued in the name of the undersigned and be delivered to the undersigned at the address stated below.  If such number of securities is not all of the securities purchasable pursuant to the attached Option, the undersigned requests that a new Option of like tenor for the balance of the remaining securities purchasable thereunder be delivered to the undersigned at the address stated below. In connection with the issuance of the securities, I hereby represent to the Company that I am acquiring the securities for my own account for investment and not with a view to, or for resale in connection with, a distribution of the securities within the meaning of the Securities Act of 1933, as amended (the “Act”).

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

August 16, 2006

/s/John Punzo

John Punzo, Chief Executive Officer

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

August 16, 2006

/s/Francis K. Ling

Francis K. Ling, Chief Financial Officer

Exhibit 32.1.   Section 1350 Certification by Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wentworth Energy, Inc. (the “Company”) on Form 10-QSB for the quarter ending June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John Punzo, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/John Punzo

John Punzo, Chief Executive Officer

August 16, 2006

Exhibit 32.2.   Section 1350 Certification by Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wentworth Energy, Inc. (the “Company”) on Form 10-QSB for the quarter ending June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Francis K. Ling, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Francis K. Ling

Francis K. Ling, Chief Financial Officer

August 16, 2006