Form 10KSB/A
period 2004-12-31
Wentworth Energy, Inc.
filed 2006-09-01
CIK 1138932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Mark One)

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [  ]

Disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A.     [X]

State issuer’s revenues for its most recent fiscal year:      Nil

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

Amendments to Form 10KSB

The information in this amended Form 10-KSB includes the following changes from the original filing:

1.

in our discussion of our plan of operations, we removed the references to expected reserves on our interest in the J.B. Henry #1 well and the coal property we agreed to purchase because these are not proved reserves; and

2.

in management’s discussion and analysis of our financial condition and results of operations, we added a discussion of our critical accounting policies and expanded the disclosure.

All business and historical information is as of the original filing date, does not reflect subsequent events and may include prospective information that has been superseded in subsequent Securities and Exchange Commission filings.

Cautionary Statement

Avondale Capital I Corp. (the “Company” and sometimes “we,” “us,” “our” and derivatives of these words) is including the following discussion to inform existing and potential security holders generally of some of the risks and uncertainties that can affect us.  Statements made in this Annual Report on Form 10-KSB/A may be forward-looking statements.  In addition, from time to time, we may otherwise make forward-looking statements to inform existing and potential security holders about the Company.  These statements may include projections and estimates concerning the timing and success of specific projects and our future income, expenses and capital spending.  Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes.  In addition, except for the historical information contained in this report, the matters discussed in this report are forward-looking statements.  These statements by their nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors.  Should any of the assumptions underlying a forward-looking statement prove incorrect, actual results could vary materially.

PART I

Item 1.

Description of Business

Business Development

The Company was incorporated under the laws of the State of Oklahoma on October 31, 2000, and is in the developmental stage.

Effective on September 16, 2002, we acquired all of the shares of stock of FHW, Inc. an Oklahoma corporation ("FHW").  The securities purchase agreement provided that the sole shareholder of FHW was to receive 5,000 shares of our common stock as consideration for the purchase of the stock shares of our common stock.

FHW provided consulting services to businesses primarily in the nature of finance, bank lending and other forms of corporate finance.  These services were provided primarily by Frank H. Ward, who became a part of the Company’s ownership and management as the Executive Vice President and member of the Board of Directors.  We discontinued these operations during the fourth fiscal quarter of 2003.

Business of Issuer

We were inactive throughout 2004.

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

As of December 31, 2004, we had no oil and gas production revenue, costs, productive wells, proved reserves, developed acreage nor undeveloped acreage.  During each of the last three years ended December 31, we were not active in oil and gas.  We are not obligated to provide oil or gas in fixed quantities or at fixed prices under existing contracts.

We also intend to acquire KLE Mineral Holdings, LLC, which owns a coal prospect located in the Central Appalachian Basis in Knott, Perry and Breathitt Counties in Kentucky.  The prospect covers approximately 24,700 acres.  Principal coal zones include the Elkhorn and Hazard coal zones in the Breathitt formation with seams including the Skyline, Hazard 10, 9, 8, 7, 5A, Fire Clay and Elkhorn No. 3.  The Btu quality of these seams typically exceed 12,000, making the coal very marketable in the current market.

We intend to actively develop this prospect through leasing transactions with reputable mining companies and joint venture partners to capitalize on the recent surge in coal prices.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the fiscal year ended December 31, 2004, we were inactive.  We incurred a loss of $7,306, as compared to a loss of $12,666 during the 2003 fiscal year.  We had no revenue in 2004 and expenses consisted primarily of accrued audit and accounting fees.  Our loss for the fiscal year ended December 31, 2003 consisted primarily of a loss from discontinued operations of $6,569 and accounting and audit fees of $7,050.

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

During the fiscal year ended December 31, 2004, we utilized $56 of cash to finance our operating activities.  This compares with $4,954 of cash used by operations during 2003.  We neither used nor generated cash from financing or investment activities during 2004 or 2003.  Subsequent to the end of the year, we issued convertible notes to raise $183,500 of capital, and 1,016,000 shares of our common stock and 120,000 share purchase warrants by private placements to raise $314,000.  These proceeds were used in part to finance Wentworth Oil & Gas, Inc.’s purchase and development of its McMullen County oil and gas interest.

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

Stock-Based Compensation

We adopted the fair value based method prescribed in Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock-Based Compensation.”  Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period.  We determine the fair value of each stock option at the date of grant using the Black-Scholes options pricing model. This model requires that we estimate a risk-free interest rate and the volatility of the price of our common stock.  The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.

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

Item 7.

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders of

Avondale Capital I Corp.

(a Development Stage Enterprise)

We have audited the balance sheets of Avondale Capital I Corp. (a Development Stage Enterprise) as at December 31, 2004 and 2003 and the statements of operations and deficit, stockholders’ equity (deficit), and cash flows for the years then ended.   These financial statements are the responsibilities of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

Vancouver, Canada

“MacKay LLP”

April 25, 2005

Chartered Accountants

Avondale Capital I Corp.

(a Development Stage Enterprise)

Statements of Operations and Deficit

(Expressed in US Dollars)

	Cumulative, Inception to December 31, 2004	Year ended December 31, 2004	Year ended December 31, 2003

Revenue	$ 100,740	$ -	$ 2,302

Administrative expenses
Amortization	1,889	-	-
Office and miscellaneous	56,717	56	1,049
Professional fees	62,636	7,250	7,050
Transfer agent	300	-	300

	121,542	7,306	8,399

Loss from continuing operations	(20,802)	(7,306)	(6,097)

Loss from discontinued operations (note 3)	(6,569)	-	(6,569)

Loss for the period	(27,371)	(7,306)	(12,666)

Deficit, beginning of period	-	(20,065)	(7,399)

Deficit accumulated during the development stage	$ (27,371)	$ (27,371)	$ (20,065)

Basic loss per share before discontinued operations		$ (0.00)	$ (0.00)

Basic loss per share		$ (0.00)	$ (0.00)

Weighted average shares outstanding		4,770,000	4,770,000

Avondale Capital I Corp.

(a Development Stage Enterprise)

Balance Sheets

(Expressed in US Dollars)

December 31,	2004	2003

Assets

Current
Cash	$ -	$ 56

Liabilities

Current
Accounts payable and accrued liabilities	$ 12,250	$ 5,000

Stockholders’ Equity (Deficit)

Common stock, $0.001 par value
48,000,000 shares authorized
4,770,000 shares outstanding	4,770	4,770

Preferred stock, $0.001 par value
2,000,000 shares authorized
0 shares issued and outstanding	-	-

Additional paid in capital	10,351	10,351

Deficit accumulated during the development stage	(27,371)	(20,065)

	(12,250)	(4,944)

	$ -	$ 56

Subsequent events (note 4)

Approved by the Directors:

“John G. Punzo”

“Gordon C. McDougall”

___________________ Director

___________________ Director

Avondale Capital I Corp.

(a Development Stage Enterprise)

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

Statements of Cash Flows

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

3.

Discontinued Operations

During the year ended December 31, 2003, the Company disposed of the operations related to the Company’s subsidiary, FHW, Inc.  The Company disposed of the investment in the subsidiary for nil proceeds, the loss on the disposal was $6,569 representing the carrying value of the following assets:

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

f)

On March 28, 2005, the Company entered into an option agreement with the limited liability members of KLE Mineral Holdings, LLC, a Kentucky Limited Liability Company ("KLE").  Pursuant to that agreement, the Company acquired an option to purchase all of the issued and outstanding membership interests of KLE in exchange for $50,000 payable at execution of the option agreement and $10,000 per month until the acquisition of the interests is completed.  The Company also entered into an acquisition agreement with the sellers.  Pursuant to the terms of the acquisition agreement, the Company agreed to purchase all of the ownership interests of KLE in exchange for payment of $12,250,000 payable as follows:  7,500,000 shares of the Company’s common stock shall be issued to the sellers at a deemed value of $1.50 per share and payment of $1,000,000 in cash.  The closing of the acquisition shall take place between June 1, 2005 and August 31, 2005.  Any payments made to the sellers pursuant to the option agreement shall be deducted from the $1,000,000 cash payment.

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

Item 8.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A.

Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this annual report on Form 10-KSB/A, that our disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

(i)

this annual report on Form 10-KSB/A contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which those statements were made, not misleading with respect to the period covered by this annual report on Form 10-KSB/A, and

(ii)

the financial statements, and other financial information included in this annual report on Form 10-KSB/A, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this annual report on Form 10-KSB/A.

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

Our directors will serve until the next annual meeting of our stockholders.  Thereafter, directors will be elected for one-year terms at the annual stockholders’ meeting.  Officers will hold their positions at the pleasure of the board of directors.  There is no arrangement or understanding between our directors and officers and any other person under which any director or officer was or is to be selected as a director or officer.

Our directors and officers will devote time to the Company’s affairs on an "as needed" basis, but less than 10 hours per month.  As a result, the actual amount of time which they will devote to the Company’s affairs is unknown and is likely to vary substantially from month to month.

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

(2)

Includes 30,000 shares owned by Mr. Robertson’s spouse, of which Mr. Robertson may be deemed to be the beneficial owner.

(3)

Includes 30,000 shares owned by Mr. Ward’s spouse, FHW, Inc. and Investment Banker Group, Inc., of which Mr. Ward may be deemed to be the beneficial owner.

(4)

Includes 50,000 shares owned by Mr. McDonald’s spouse, of which Mr. McDonald may be deemed to be the beneficial owner.

(5)

Includes 10,000 shares owned by Mr. Bryant’s spouse, of which Mr. Bryant may be deemed to be the beneficial owner.

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

Conflicts of Interest

None of our officers will devote more than a portion of his time to the affairs of the Company.  There will be occasions when the time requirements of our business conflict with the demands of the officers’ other business and investment activities.  These conflicts may require that we attempt to employ additional personnel.  There is no assurance that the services of additional personnel will be available or that they can be obtained upon terms favorable to us.

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

It is possible that persons associated with management may refer a prospective merger or acquisition candidate to us.  In the event we complete a transaction with any company referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finder’s fee.  It is anticipated that this fee will be either in the form of restricted common stock issued by the Company as part of the terms of the proposed transaction, or will be in the form of cash consideration.  However, if such compensation is in the form of cash, such payment will be made by the acquisition or merger candidate, because we have insufficient cash available.  The amount of this finder’s fee cannot yet be determined, but is expected to be comparable to consideration normally paid in like transactions.

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

Statement of Stockholders’ Equity

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

Date August 31, 2006

/s/ John G. Punzo

John G. Punzo, Chief Executive Officer

Exhibit 31.1.   Certification by Chief Executive Officer

I, John G. Punzo, Chief Executive Officer of Avondale Capital I Corp. (the “Company”), certify that:

1.

I have reviewed this annual report on Form 10-KSB/A of Avondale Capital I Corp.;

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

August 31, 2006

/s/ John G. Punzo

John G. Punzo, Chief Executive Officer

Exhibit 31.2.   Certification by Chief Financial Officer

I, Francis K. Ling, Chief Financial Officer of Avondale Capital I Corp. (the “Company”), certify that:

1.

I have reviewed this annual report on Form 10-KSB/A of Avondale Capital I Corp.;

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

August 31, 2006

/s/ Francis K. Ling

Francis K. Ling, Chief Financial Officer

Exhibit 32.1.   Section 1350 Certification by Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Avondale Capital I Corp. (the “Company”) on Form 10-KSB/A for the period ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John G. Punzo, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John G. Punzo

John G. Punzo, Chief Executive Officer

August 31, 2006

Exhibit 32.2.   Section 1350 Certification by Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Avondale Capital I Corp. (the “Company”) on Form 10-KSB/A for the period ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Francis K. Ling, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Francis K. Ling

Francis K. Ling,  Chief Financial Officer

August 31, 2006