Form 10QSB/A
period 2005-06-30
Wentworth Energy, Inc.
filed 2006-09-01
CIK 1138932

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

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

Page
Consolidated Statements of Operations and Deficit	3
Consolidated Balance Sheets	4
Consolidated Statement of Stockholders’ Equity (Deficit)	5
Consolidated Statements of Cash Flows	6
Notes to the Consolidated Financial Statements	7 - 15

The information in this amended Form 10-QSB includes the following changes from the original filing:

1.

our financial statements for the three-month and six-month periods ended June 30, 2005 account for the May 12, 2005 acquisition of Wentworth Oil & Gas, Inc. as a recapitalization of Wentworth Energy, Inc.  Wentworth Oil & Gas, Inc. is deemed to be the accounting acquirer.  All financial information for 2004 is that of Wentworth Oil & Gas, Inc.;

2.

in our financial statements for the three-month and six-month periods ended June 30, 2005, we clarify that the J.B. Henry #1 well, in which we own an 18% working interest through our subsidiary, Wentworth Oil & Gas, Inc., is an unproven property;

3.

in our discussion of our plan of operations, we removed the references to expected reserves on our interest in the J.B. Henry #1 well and the coal property we agreed to purchase because these are not proved reserves; and

4.

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

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(an Exploration Stage Enterprise)

Consolidated Statements of Operations and Deficit

(Expressed in US Dollars) (Unaudited)

	Cumulative Inception to June 30, 2005	3 months ended June 30, 2005	6 months ended June 30, 2005
Revenue	$ -	$ -	$ -

Administrative expenses
Amortization	$ 548	$ 307	$ 307
Consulting	128,288	55,937	57,742
Finance costs	6,667	6,667	6,667
Interest and bank charges	23,633	17,376	23,443
Management fees	123,484	97,839	97,839
Office and miscellaneous	35,690	14,486	14,486
Property evaluation costs	10,000	10,000	10,000
Professional fees	29,697	16,115	21,344
Promotion	17,089	15,589	17,089
Regulatory authorities	673	159	673
Rent	8,312	2,712	2,712
Write down of interest in gas well	108,534	-	108,534
Transfer agent	4,778	2,328	2,528
Travel	31,174	18,897	18,897
Utilities	(474)	(474)	(474)

	528,093	257,938	381,787

Loss before other expense	(528,093)	(257,938)	(381,787)

Other expense
Write down of option payments	100,000	100,000	100,000

Loss for the period	(628,093)	(357,938)	(481,787)

Deficit, beginning of period	-	(270,155)	(146,306)

Deficit accumulated during the exploration stage	$ (628,093)	$ (628,093)	$ (628,093)

Basic and diluted loss per share		$ (0.03)	$ (0.06)

Weighted average shares outstanding		10,963,367	8,594,842

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(an Exploration Stage Enterprise)

Consolidated Balance Sheets

(Expressed in US Dollars) (Unaudited)

	June 30, 2005	December 31, 2004
Assets

Current
Cash	$ 20,475	$ -
Accounts receivable	3,970	2,794
Prepaid expenses	30,592	7,925

Total current assets	55,037	10,719

Oil and gas property
Proved undeveloped (note 4)	356,778	202,460

Equipment (note 5)	2,320	1,615

Deferred finance costs	33,333	-

	$ 447,468	$ 214,794

Liabilities

Current
Accounts payable and accrued liabilities	$ 137,885	$ 168,543
Subscriptions received	91,500	20,801
Promissory notes payable (note 6)	299,500	-
Due to related parties (note 7)	135,090	5,356

Total current liabilities	663,975	194,700

Stockholders’ Equity (Deficit)

Common stock, $0.001 par value
48,000,000 shares authorized
12,329,857 shares outstanding	12,330	4,770

Preferred stock, $0.001 par value
2,000,000 shares authorized
Nil shares issued and outstanding	-	-

Additional paid in capital	399,256	171,630

Expenses paid with common stock	-	(10,000)

Deficit accumulated during the exploration stage	(628,093)	(146,306)

	(216,507)	20,094

	$ 447,468	$ 214,794

Commitments and contingencies (note 11)

Subsequent events (note 12)

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(an Exploration Stage Enterprise)

Consolidated Statement of Stockholders’ Equity (Deficit)

(Expressed in US Dollars) (Unaudited)

For the period from Inception to June 30, 2005

	Number of shares	Par value	Additional Paid in Capital	Expenses prepaid with common stock	Deficit Accumulated During the Exploration Stage	Total

July 21, 2004 issued to founders for cash, at $0.001 per share	2,805,882	$ 2,806	$ (406)	$ -	$ -	$ 2,400

November 26, 2004 issued for services, at $0.25 per share	46,765	47	9,953	(10,000)	-	-

December 31, 2004 issued by private placement for cash, at $0.10 per share	1,917,353	1,917	162,083	-	-	164,000

Net loss for the period	-	-	-	-	(146,306)	(146,306)

Balance, December 31, 2004	4,770,000	4,770	171,630	(10,000)	(146,306)	20,094

February 22, 2005 issuance of common stock for cash	2,000,000	2,000	-	-	-	2,000

March 15, 2005 issuance of common stock for cash	3,000,000	3,000	27,000	-	-	30,000

March 15, 2005 issuance of common stock for services	100,000	100	900	-	-	1,000

April 15, 2005 issuance of common stock for services	50,000	50	12,450	-	-	12,500

May 12, 2005 issuance of stock to purchase Wentworth Oil & Gas, Inc.	1,416,000	1,416	(75,730)	10,000	-	(64,314)

June 6, 2005 issuance of common stock for cash	896,000	896	223,104	-	-	224,000

June 6, 2005 issuance of common stock for debt settlement	50,000	50	12,450	-	-	12,500

June 6, 2005 issuance of common stock for bonus on convertible note	30,000	30	14,970	-	-	15,000

June 6, 2005 issuance of common stock for finder’s fee	17,857	18	12,482	-	-	12,500

Net loss for the period	-	-	-	-	(481,787)	(481,607)

Balance June 30, 2005	12,329,857	$ 12,330	$ 399,256	$ -	$ (628,093)	$ (216,507)

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(an Exploration Stage Enterprise)

Consolidated Statements of Cash Flows

(Expressed in US Dollars) (Unaudited)

	Cumulative, Inception to June 30, 2005	3 months ended June 30, 2005	6 months ended June 30, 2005
Cash provided by (used for)

Operating activities
Income (loss) for the period	$ (628,093)	$ (357,938)	$ (481,787)
Adjustments for:
Amortization	548	307	307
Write-down of oil and gas properties	108,534	-	108,534
Write-down of option payments	100,000	100,000	100,000
Non-cash administrative expenses	15,232	5,211	7,732

Change in non-cash working capital items:
Accounts receivable	(3,970)	-	(1,176)
Prepaid expenses	(18,092)	(167)	(10,167)
Accounts payable and accrued liabilities	(78,004)	(74,726)	(119,087)
Due to (from) related parties	135,090	153,515	129,734

	(368,755)	(173,798)	(265,910)

Investment activities
Cash received on recapitalization	5,821	5,821	5,821
Oil and gas property purchase	(169,624)	(94,624)	(94,624)
KLE Mineral Holdings, LLC option payments	(30,000)	(30,000)	(30,000)
Equipment purchases	(2,868)	(153)	(1,012)

	(196,671)	(118,956)	(119,815)

Financing activities
Deferred finance costs	(12,500)	(12,500)	(12,500)
Proceeds from promissory notes	183,500	183,500	183,500
Subscriptions received	104,801	91,500	91,500
Issuance of shares	310,100	24,290	143,700

	585,901	286,790	406,200

Increase (decrease) in cash	20,475	(5,964)	20,475

Cash, beginning of period	-	26,439	-

Cash, end of period	$ 20,475	$ 20,475	$ 20,475

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

For US reporting requirements, the accompanying interim financial statements have been adjusted as of June 30, 2005 as required by Item 310(b) of Regulation S-B to include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

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

(Expressed in US Dollars) (Unaudited)

June 30, 2005

2.

Significant Accounting Policies (continued)

h)

Comprehensive income

Under SFAS 130, the company is required to record certain gains and losses as a component of Stockholders’ Equity, with the current changes in the component balances comprising the balance sheet figure disclosed in a separate statement or in a financial statement note.  The loss for the period is the same as the comprehensive loss for the period.

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

k)

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

l)

Recent accounting pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS 150 requires that certain financial instruments issued in the form of shares that are mandatorily redeemable as well as certain other financial instruments be classified as liabilities in the financial statements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003.

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

2.

Significant Accounting Policies (continued)

l)

Recent accounting pronouncements (continued)

In addition, the FASB and Emerging Issues Task Force (“EITF”) have issued a variety of interpretations including the following interpretations with wide applicability:

Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses the consolidation of variable interest entities (formerly referred to as “Special Purpose Entities”). The Interpretation is generally in effect for interim or annual periods beginning after December 15, 2003.

In November 2002, the EITF reached a consensus on Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). This consensus addresses issues related to separating and allocating value to the individual elements of a single customer arrangement involving obligations regarding multiple products, services, or rights which may be fulfilled at different points in time or over different periods of time. EITF 00-21 guidance is applicable for arrangements entered into in fiscal periods beginning after June 15, 2003.

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

The Company has accounted for the acquisition of Wentworth Oil & Gas, Inc. as a recapitalization of Wentworth Energy, Inc.  Wentworth Oil & Gas, Inc. is deemed to be the accounting acquirer.  All financial information for 2004 is that of Wentworth Oil & Gas, Inc.  At the date of acquisition there was no adjustment to the carrying value of the assets or liabilities of either Wentworth Energy, Inc. or Wentworth Oil & Gas, Inc.  The valuation of the 1,416,000 shares was determined on the net book value of Wentworth Oil & Gas, Inc.  The Company debited additional paid-in capital for $75,730 which was the value of the stockholder deficit at the date of acquisition.

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

4.

Oil and Gas Reserves and Related Financial Information (continued)

b)

Costs incurred in oil and gas property acquisition, exploration and development activities

Costs incurred in oil and gas property acquisition, exploration and development activities are summarized as follows:

June 30, 2005
Acquisitions:
Proved producing reserves	$ -
Proved non-producing reserves	-
Unproven properties	356,778
Development costs	-
Explorations costs	-

$ 356,778

5.

Equipment

	Cost	Accumulated Amortization	Net Book Value

Office equipment	$ 2,868	$ 548	$ 2,320

6.

Promissory Notes Payable

June 30, 2005
16% Convertible Note	$ 20,000

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

A non-interest bearing, unsecured note of the company’s subsidiary, Wentworth Oil & Gas, Inc., due on demand, including bonuses in lieu of interest totaling $10,000.  Repaid subsequent to the end of the period.

Non-Interest Bearing Promissory Note	36,000

A non-interest bearing, unsecured note of the company’s subsidiary, Wentworth Oil & Gas, Inc., due on demand, including bonuses in lieu of interest totaling $6,000.  Repaid subsequent to the end of the period.

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

$ 93,434

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

	Number of options	Currently exercisable options	Exercise price	Expiry date

Outstanding at December 31, 2004	-	-	-

Options granted	1,800,000	-	$0.50	February 28, 2009
Options granted	4,100,000	664,000	$0.25	February 28, 2008
Options granted	375,000	-	$0.50	February 28, 2008
Options granted	350,000	74,000	$0.25	February 28, 2007
Options exercised	-	-	-	-

Outstanding at June 30, 2005	6,625,000	738,000	$0.25-$0.50

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(an Exploration Stage Enterprise)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars) (Unaudited)

June 30, 2005

9.

Issuances of Securities

During the six months ended June 30, 2005, the Company issued the following shares of its common stock:

Date	Security	Number of Securities	Consideration			Basis for Assigning Amount
			Per Security	Total	Nature

February 22, 2005	Common stock	2,000,000	$0.001	$2,000	Cash	Agreed upon value of private placement
March 15, 2005	Common stock	3,000,000	$0.01	$30,000	Cash	Agreed upon value of private placement
March 15, 2005	Common stock	100,000	$0.01	$1,000	Services	Fair value of stock when services rendered
April 20, 2005	Common stock	50,000	$0.25	$12,500	Consulting services	Fair value of stock when services rendered
May 12, 2005	Common stock	1,416,000	$0.001	$1,416	Stock in Wentworth Oil & Gas, Inc.	Fair value of consideration received
June 6, 2005	Common stock	50,000	$0.25	$12,500	Settlement of trade payable	Face value of trade payable
June 6, 2005	Common stock	896,000	$0.25	$224,000	Cash	Agreed upon value of private placement
June 6, 2005	Common stock	30,000	$0.50	$15,000	Bonus on convertible note investment	Agreed price
June 6, 2005	Common stock	17,857	$0.70	$12,500	Finder’s fee on convertible note investment	Fair value of stock when services rendered

10.

Non-Cash Transactions

The following non-cash transactions were recorded during the six-month period ended:

June 30, 2005
Shares issued for operating activities	$ 12,500
Shares issued for investing activities	$ 1,416
Shares issued for financing activities	$ 27,500

11.

Commitments

a)

On March 28, 2005, the company entered into an option agreement with the members of KLE Mineral Holdings, LLC, a Kentucky Limited Liability Company (“KLE”).  Pursuant to that agreement, the company acquired an option to purchase all of the issued and outstanding membership interests of KLE in exchange for $50,000 payable at execution of the option agreement and $10,000 per month until the acquisition of the interests is completed.  The company also entered into an acquisition agreement with the vendors, pursuant to which the company agreed to purchase all of the ownership interests of KLE in exchange for payment of $12,250,000 payable as follows:  7,500,000 shares of the company’s common stock shall be issued to the vendors at a deemed price of $1.50 per share, and $1,000,000 in cash.  The closing of the acquisition shall take place between June 1, 2005 and August 31, 2005.  Any payments made pursuant to the option agreement shall be deducted from the $1,000,000 cash payment.

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(an Exploration Stage Enterprise)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars) (Unaudited)

June 30, 2005

11.

Commitments (continued)

During the period, the company recorded a $100,000 write-down of the payments pursuant to the option agreement, as the vendors have expressed they are unwilling to complete the transaction.  The matter has been turned over to the company’s attorneys for resolution.

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

12.

Subsequent Events

a)

In July 2005, the company completed a private placement 120,000 units at a price of $0.75 per unit.  Each unit consists of one share of the common stock of the company, and one warrant to purchase an additional share of common stock at a price of $0.75 per share until July 4, 2006.

b)

In August 2005 the company’s subsidiary, Wentworth Oil & Gas, Inc., sold one-half of its interest, equivalent to a 9% working interest, in its J.B. Henry #1 gas well for $180,463.  These funds were used to settle the majority of the amounts owing to the operator, including $80,000 of promissory notes and $16,000 of cash bonuses on those notes.  Prior to the company’s acquisition, Wentworth Oil & Gas, Inc. recorded a loss of approximately $108,000 against the cost of the property.

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

On March 28, 2005, we entered into an agreement to purchase KLE Mineral Holdings, LLC, a Kentucky limited liability company.  Under that agreement, we have an option to purchase all of the issued and outstanding membership interests of KLE in exchange for $50,000 payable at execution of the option agreement and $10,000 per month until the purchase is completed.  We also entered into a purchase agreement with the sellers, under which we agreed to buy all of the ownership interests of KLE in exchange for payment of $12,250,000 payable as follows:  7,500,000 shares of our common stock to be issued to the vendors at a deemed price of $1.50 per share, and $1,000,000 in cash.  The closing of the purchase will take place before August 31, 2005.  Any payments made under the option agreement will be deducted from the $1,000,000 cash payment.

During the period, the company recorded a $100,000 write-down of the payments under to the option agreement, because the sellers subsequently expressed they are unwilling to complete the transaction.  The matter has been turned over to the company’s attorneys for resolution.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

During the second quarter of 2005, we incurred a consolidated net loss of $357,938.  Making up most of this loss was a $100,000 write-down of the payments made under the KLE Mineral Holdings, LLC option agreement (see “Plan of Operations”), management fees of $97,839, and consulting fees of $55,937 relating to the commencement of operations and investigation of oil and gas project opportunities.

For the six month period ended June 30, 2005, we realized a net loss of $481,787.  Included in this loss was a $108,534 non-cash write-down of our subsidiary’s interest in the J.B. Henry #1 well during the first quarter of 2005.  This loss was based upon an arm’s length sale of an interest in the property.  Also included in our net loss for the six-month period are management fees totalling $97,839 and consulting fees of $57,742 relating to the commencement of operations and investigation of oil and gas project opportunities.

As of June 30, 2005, we had cash on hand of $20,475 and a working capital deficiency of $608,938. This represents a decrease in working capital of $622,621 since the end of our first quarter.  We used $173,798 of cash for our operations during the quarter, $94,624 for the purchase and development of our interest in the Henry Dome property, and $30,000 was used for option payments for the purchase of KLE Mineral Holdings, LLC (see “Plan of Operations”).  Cash was provided during the quarter from subscriptions totalling $91,500 in respect of a private placement and a convertible note financing of $183,500.

Liquidity and Capital Resources

During and subsequent to the end of the second quarter, we issued convertible notes to raise $183,500 of capital, and 1,016,000 shares of our common stock and 120,000 share purchase warrants by private placements to raise $314,000.  We expect our share of additional development costs for the J.B. Henry #1 well to be less than $100,000, however the operator cannot assure us it will not be more.  We also expect to purchase additional interests in oil and gas properties, although we cannot estimate the cost at this time.  Accordingly, we cannot quantify the amount of financing we will require.  We do not have sufficient funds at this time to finance our operations, develop our oil and gas project and acquire additional projects and we will need to raise additional equity funds in the next 12 months to finance these.

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

Item 3.   Controls and Procedures

Our Chief Executive Officer and acting Chief Financial Officer have concluded, based on an evaluation conducted as of June 30, 2005, that our disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

(i)

this quarterly report on Form 10-QSB/A contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which those statements were made, not misleading with respect to the period covered by this quarterly report on Form 10-QSB/A, and

(ii)

the financial statements, and other financial information included in this quarterly report on Form 10-QSB/A, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this quarterly report on Form 10-QSB/A.

There have been no significant changes in our internal controls or in other factors since the date of the Chief Executive Officer’s and acting Chief Financial Officer’s evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

During the second quarter of 2005, we were not a party to any litigation, nor were we aware of any proceedings contemplated by a governmental authority.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2005, we sold the following equity securities that were not registered under the Securities Act:

Date	Description	Number		Purchaser	Proceeds	Consideration	Exemption(H)(I)
Jan 1, 2003	Common stock	140,000	(A)	Mark A. Robertson	$ 140	Cash	Sec. 4(2)
Feb 22, 2005	Common stock	2,000,000	(A)	Firemark Capital, LLC	$ 2,000	Cash	Sec. 4(2)
Mar 15, 2005	Common stock	625,000	(A)	Paradigm Process Inc.	$ 6,250	Cash	Reg. S
Mar 15, 2005	Common stock	625,000	(A)	USGL Holdings Inc.	$ 6,250	Cash	Sec. 4(2)
Mar 15, 2005	Common stock	100,000	(A)	Peter Henricsson	$ 1,000	Services(B)	Reg. S
Mar 15, 2005	Common stock	500,000	(A)	Fay Russell	$ 5,000	Cash	Sec. 4(2)
Mar 15, 2005	Common stock	750,000	(A)	Biarritz Productions Inc.	$ 7,500	Cash	Reg. S
Mar 15, 2005	Common stock	500,000	(A)	LNG Consulting	$ 5,000	Cash	Sec. 4(2)
Mar 24, 2005	Common stock	2,315,000		Various	Nil	2:1 stock split	n/a
Apr 20, 2005	Common stock	50,000		Daniel Leonard	$ 12,500	Services(C)	Sec. 4(2)
May 12, 2005	Common stock	96,000		556369 BC Ltd.	$ 96	Stock(D)	Reg. S
May 12, 2005	Common stock	220,000		Alan Sedgwick	$ 220	Stock(D)	Reg. S
May 12, 2005	Common stock	20,000		Atlantic Contractors Ltd.	$ 20	Stock(D)	Reg. S
May 12, 2005	Common stock	20,000		Russell Shiels	$ 20	Stock(D)	Reg. S
May 12, 2005	Common stock	40,000		Calderan Ventures Ltd.	$ 40	Stock(D)	Reg. S
May 12, 2005	Common stock	220,000		USGL Holdings Inc.	$ 220	Stock(D)	Reg. S
May 12, 2005	Common stock	96,000		Christopher J. Wensley	$ 96	Stock(D)	Reg. S
May 12, 2005	Common stock	40,000		Daryl Pollock	$ 40	Stock(D)	Reg. S
May 12, 2005	Common stock	20,000		Debbie Gyles	$ 20	Stock(D)	Reg. S
May 12, 2005	Common stock	40,000		Finn R. Ronne	$ 40	Stock(D)	Reg. S
May 12, 2005	Common stock	40,000		Jeff A. Goodwin	$ 40	Stock(D)	Reg. S
May 12, 2005	Common stock	192,000		James D. Romano	$ 192	Stock(D)	Reg. S
May 12, 2005	Common stock	20,000		John Pyle	$ 20	Stock(D)	Reg. S
May 12, 2005	Common stock	116,000		Malcolm Bell	$ 116	Stock(D)	Reg. S
May 12, 2005	Common stock	8,000		Mark E. Atha	$ 8	Stock(D)	Sec. 4(2)
May 12, 2005	Common stock	120,000		PB Energy Partners Ltd	$ 120	Stock(D)	Reg. S

May 12, 2005	Common stock	8,000	Roger J. Latta	$ 8	Stock(D)	Reg. S
May 12, 2005	Common stock	40,000	Wallace Family Trust	$ 40	Stock(D)	Reg. S
May 12, 2005	Common stock	60,000	665305 BC Ltd.	$ 60	Stock(D)	Reg. S

Jun 6, 2005	Common stock	50,000	Sea Ridge Enterprises	$ 12,500	Debt settled(E)	Reg. S
Jun 6, 2005	Common stock	40,000	Antonio Fiorino	$ 10,000	Cash	Reg. S
Jun 6, 2005	Common stock	20,000	Ernest Rassi	$ 5,000	Cash	Reg. S
Jun 6, 2005	Common stock	40,000	Paula Romano	$ 10,000	Cash	Sec. 4(2)
Jun 6, 2005	Common stock	30,000	Christopher Wensley	$ 7,500	Cash	Reg. S
Jun 6, 2005	Common stock	30,000	Lori Young	$ 7,500	Cash	Reg. S
Jun 6, 2005	Common stock	20,000	Star of Texas Energy	$ 5,000	Cash	Sec. 4(2)
Jun 6, 2005	Common stock	80,000	Gino Punzo	$ 20,000	Cash	Reg. S
Jun 6, 2005	Common stock	10,000	Dean Punzo	$ 2,500	Cash	Reg. S
Jun 6, 2005	Common stock	4,000	John Mangion	$ 1,000	Cash	Reg. S
Jun 6, 2005	Common stock	4,000	Julia Zuzek	$ 1,000	Cash	Reg. S
Jun 6, 2005	Common stock	2,000	Carmine Amorelli	$ 500	Cash	Reg. S
Jun 6, 2005	Common stock	20,000	Gennaro Loverro	$ 5,000	Cash	Reg. S
Jun 6, 2005	Common stock	4,000	Gary Francis Blackburn	$ 1,000	Cash	Reg. S
Jun 6, 2005	Common stock	1,000	Sabato Risi	$ 250	Cash	Reg. S
Jun 6, 2005	Common stock	2,000	Sabato Delli Santi	$ 500	Cash	Reg. S
Jun 6, 2005	Common stock	40,000	Amorelli Investment Ltd	$ 10,000	Cash	Reg. S
Jun 6, 2005	Common stock	2,000	Rosetta Petra	$ 500	Cash	Reg. S
Jun 6, 2005	Common stock	12,000	Bradley Bucoviz	$ 3,000	Cash	Reg. S
Jun 6, 2005	Common stock	8,000	Rodney Roemer	$ 2,000	Cash	Reg. S
Jun 6, 2005	Common stock	8,000	Charlene Steward	$ 2,000	Cash	Reg. S
Jun 6, 2005	Common stock	4,000	Liseta Tuna	$ 1,000	Cash	Reg. S
Jun 6, 2005	Common stock	15,000	Domingos Nunes	$ 3,750	Cash	Reg. S
Jun 6, 2005	Common stock	40,000	John A. Thiessen	$ 10,000	Cash	Reg. S
Jun 6, 2005	Common stock	10,000	Dean Punzo	$ 2,500	Cash	Reg. S
Jun 6, 2005	Common stock	20,000	Steven Punzo	$ 5,000	Cash	Reg. S
Jun 6, 2005	Common stock	10,000	Aron Zipursky	$ 2,500	Cash	Reg. S
Jun 6, 2005	Common stock	12,000	Raymond Paisi	$ 3,000	Cash	Reg. S

Jun 6, 2005	Common stock	6,000	Walter Kuettel	$ 1,500	Cash	Reg. S
Jun 6, 2005	Common stock	30,000	Antonio Punzo	$ 7,500	Cash	Reg. S
Jun 6, 2005	Common stock	10,000	Adriana Vescovi	$ 2,500	Cash	Reg. S
Jun 6, 2005	Common stock	20,000	Giovanni Bardaro	$ 5,000	Cash	Reg. S
Jun 6, 2005	Common stock	20,000	Vince Bardaro	$ 5,000	Cash	Reg. S
Jun 6, 2005	Common stock	20,000	Linda Bardaro	$ 5,000	Cash	Reg. S
Jun 6, 2005	Common stock	12,000	Lidia Ranallo	$ 3,000	Cash	Reg. S
Jun 6, 2005	Common stock	20,000	Vincent Scali	$ 5,000	Cash	Reg. S
Jun 6, 2005	Common stock	10,000	Giuseppe Barillaro	$ 2,500	Cash	Reg. S
Jun 6, 2005	Common stock	10,000	Robert Prasloski	$ 2,500	Cash	Reg. S
Jun 6, 2005	Common stock	20,000	Ernesto Punzo	$ 5,000	Cash	Reg. S
Jun 6, 2005	Common stock	10,000	Antonio Punzo	$ 2,500	Cash	Reg. S
Jun 6, 2005	Common stock	20,000	Cindi Holt	$ 5,000	Cash	Reg. S
Jun 6, 2005	Common stock	80,000	Sea Ridge Enterprises	$ 20,000	Cash	Reg. S
Jun 6, 2005	Common stock	12,000	Richard T. Samuelson	$ 3,000	Cash	Reg. S
Jun 6, 2005	Common stock	80,000	Darrel Fry	$ 20,000	Cash	Reg. S
Jun 6, 2005	Common stock	8,000	Mervyn Fry	$ 2,000	Cash	Reg. S
Jun 6, 2005	Common stock	20,000	Ernest Rassi	$ 5,000	Cash	Reg. S
Jun 6, 2005	Common stock	30,000	Paulo Rubino	$ 15,000	Bonus(F)	Reg. S
Jun 6, 2005	Common stock	17,857	Alan Sedgwick	$ 12,500	Finder’s fee(G)	Reg. S

(A)

Adjusted for the 2:1 forward stock split March 24, 2005.

(B)

On March 15, 2005, we issued 100,000 shares of our common stock in exchange for oil and gas consulting services provided to the Company by a vendor who accepted the shares in lieu of $1,000 in cash compensation.  The shares were issued under the exemption from registration provided by Regulation S of the Securities Act of 1933, as the sale was made to a person that was not a "U.S. person," as that term is defined under Regulation S, and that such person was not acquiring the shares for the account or benefit of a U.S. person. There was no public offer or solicitation involved, and there were no underwriters involved in the issuance.

(C)

On April 20, 2005, we issued 50,000 shares of our common stock in exchange for oil and gas consulting services provided to the Company by a vendor who accepted the shares in lieu of $12,500 in cash compensation.  The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as the sale was not made in a public offering and was made to an investor who had access to detailed information about the Company and was acquiring the shares for his own account.

(D)

Stock in Wentworth Oil & Gas, Inc.

(E)

The settled debt was a trade invoice dated February 15, 2005 in the amount of $12,500 for which the creditor agreed to accept shares of common stock valued at $0.25 per share.

(F)

On June 6, 2005, we issued 30,000 shares of our common stock as a bonus on a $183,500 unsecured convertible loan advanced to the Company, in lieu of $15,000 in cash compensation.  The shares were issued under the exemption from registration provided by Regulation S of the Securities Act of 1933, as the sale was made to a person that was not a "U.S. person," as that term is defined under Regulation S, and that such person was not acquiring the shares for the account or benefit of a U.S. person. There was no public offer or solicitation involved, and there were no underwriters involved in the issuance.

(G)

On June 6, 2005, we issued 17,857 shares of our common stock as a finder’s fee on a $183,500 unsecured convertible loan advanced to the Company, in lieu of $12,500 in cash compensation.  The shares were issued under the exemption from registration provided by Regulation S of the Securities Act of 1933, as the sale was made to a person that was not a "U.S. person," as that term is defined under Regulation S, and that such person was not acquiring the shares for the account or benefit of a U.S. person. There was no public offer or solicitation involved, and there were no underwriters involved in the issuance.

(H)

With respect to sales designated by “Sec. 4(2),” these shares were issued pursuant to the exemption from registration contained in to Section 4(2) of the Securities Act of 1933 as privately negotiated, isolated, non-recurring transactions not involving any public offer or solicitation.  Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser and the transfer agent affixed the appropriate legends.  Each purchaser was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

(I)

With respect to sales designated by “Reg. S,” these shares were issued pursuant to the exemptions from registration contained in Regulation S promulgated under the Securities Act of 1933 on the basis of representations made by the each purchaser that the purchaser was not a "U.S. person," as that term is defined under Regulation S, and that such purchaser was not acquiring the shares for the account or benefit of a U.S. person. Each purchaser further represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. We did not engage in a distribution of this offering in the United States. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser in accordance with Regulation S and the transfer agent affixed the appropriate legends. Each purchaser was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

Item 3.   Defaults Upon Senior Securities

There were no material defaults with respect to any of our indebtedness during the first quarter of 2005.

Item 4.   Submission of Matters to a Vote of Security Holders

With the written consent of a majority of our stockholder on April 8, 2005 in lieu of a meeting of stockholders, six stockholders holding 5,000,000 shares representing 50.7% of our issued and outstanding shares of our common stock approved an amendment to our bylaws which:

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

We received no votes against the resolution to amend our bylaws, nor abstentions from voting.  Our amended bylaws are filed with the Securities and Exchange Commission as Exhibit 3.1 hereto.

Item 5.   Other Information

On April 15, 2005, we engaged MacKay LLP, Chartered Accountants as our new independent accountants and confirmed with our former independent accountants, Hunter, Atkins & Russell, PLC (“Hunter”), that that firm would no longer be representing us.  Hunter last reported on our financial statements as of September 30, 2003 for the fiscal year ended December 31, 2002.  The change of independent accountants was ratified by our Board of Directors on April 15, 2005.

Item 6.   Exhibits

Index of Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit No.	Description
3.1	Amended bylaws dated April 8, 2005
31.1	Rule 13a-14a/15d-14(a) Certification by Chief Executive Officer
31.2	Rule 13a-14a/15d-14(a) Certification by Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by Chief Financial Officer

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WENTWORTH ENERGY, INC.

Date

August 31, 2006

/s/John Punzo

John Punzo, Chief Executive Officer

Exhibit 3.1.   Amended Bylaws Dated April 8, 2005

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

1.

I have reviewed this quarterly report on Form 10-QSB/A of Wentworth Energy, Inc.;

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

1.

I have reviewed this quarterly report on Form 10-QSB/A of Wentworth Energy, Inc.;

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

Francis K. Ling, Chief Financial Officer

Exhibit 32.1.   Section 1350 Certification by Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wentworth Energy, Inc. (the ACompany@) on Form 10-QSB/A for the quarter ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the AReport@), I, John Punzo, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/John Punzo

John Punzo, Chief Executive Officer

August 31, 2006

Exhibit 32.2.   Section 1350 Certification by Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wentworth Energy, Inc. (the ACompany@) on Form 10-QSB/A for the quarter ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the AReport@), I, Francis, K. Ling, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Francis K. Ling

Francis K. Ling, Chief Financial Officer

August 31, 2006