Form 10QSB/A
period 2005-09-30
Wentworth Energy, Inc.
filed 2006-09-01
CIK 1138932

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

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

Page
Consolidated Statements of Operations and Deficit	3
Consolidated Balance Sheets	4
Consolidated Statement of Stockholders’ Equity (Deficit)	5 – 6
Consolidated Statements of Cash Flows	7
Notes to the Consolidated Financial Statements	8 – 17

The information in this amended Form 10-QSB includes the following changes from the original filing:

1.

our financial statements for the three-month and six-month periods ended September 30, 2005 account for the May 12, 2005 acquisition of Wentworth Oil & Gas, Inc. as a recapitalization of Wentworth Energy, Inc.  Wentworth Oil & Gas, Inc. is deemed to be the accounting acquirer.  All financial information for 2004 is that of Wentworth Oil & Gas, Inc.;

2.

in our financial statements for the three-month and six-month periods ended September 30, 2005, we clarify that the J.B. Henry #1 well, in which we own an 18% working interest through our subsidiary, Wentworth Oil & Gas, Inc., is an unproven property;

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

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(an Exploration Stage Enterprise)

Consolidated Statement of Operations and Deficit

(Expressed in US Dollars) (Unaudited)

Cumulative, Inception to September 30, 2005		3 months ended September 30,		9 months ended September 30,
		2005	2004	2005	2004
Revenue	$ 5,000	$ 5,000	$ -	$ 5,000	$ -
Administrative expenses
Amortization	715	167	-	474	-
Consulting	218,904	90,616	32,679	148,358	32,679
Finance costs	48,419	41,753	-	48,419	-
Interest and bank charges	36,191	12,558	236	36,001	236
Management fees	196,984	73,500	15,645	171,339	15,645
Office and miscellaneous	43,438	8,218	2,890	22,234	2,890
Property evaluation costs	10,000	-	-	10,000	-
Professional fees	41,195	11,498	651	32,842	651
Promotion	52,007	34,918	197	52,007	197
Regulatory authorities	6,485	5,811	111	6,485	111
Rent	11,939	3,627	3,000	6,339	3,000
Write down of interest in gas well	108,534	-	-	108,534	-
Transfer agent	5,330	555	1,200	3,080	1,200
Travel	47,863	16,690	582	35,586	582
	828,004	299,911	57,191	681,698	57,191

Loss before other expense	(823,004)	(294,911)	(57,191)	(676,698)	(57,191)

Other expense
Write down of option payments	100,000	-	-	100,000	-

Loss for the period	(923,004)	(294,911)	(57,191)	(776,698)	(57,191)

Deficit, beginning of period	-	(628,093)	-	(146,306)	-

Deficit accumulated during the exploration stage	$(923,004)	$(923,004)	$ (57,191)	$(923,004)	$ (57,191)

Basic and diluted loss per share		$ (0.02)	$ (0.01)	$ (0.08)	$ (0.01)

Weighted average shares outstanding		12,681,447	4,770,000	9,972,013	4,770,000

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(an Exploration Stage Enterprise)

Consolidated Balance Sheet

(Expressed in US Dollars) (Unaudited)

	September 30, 2005	December 31, 2004
Assets

Current
Accounts receivable and accrued receivables	$ 5,971	$ 2,794
Prepaid expenses	279,284	7,925
Total current assets	285,255	10,719

Oil and gas property (note 4)	188,550	202,460

Equipment (note 5)	2,152	1,615

Deferred finance costs	23,333	-

	$ 499,290	$ 214,794

Liabilities

Current
Bank indebtedness	$ 543	$ -
Accounts payable and accrued liabilities	68,308	168,543
Subscriptions received	1,500	20,801
Convertible loans payable (note 6)	207,500	-
Due to related parties (note 7)	3,581	5,356
Total current liabilities	281,432	194,700

Stockholders’ Equity (Deficit)

Common stock, $0.001 par value
48,000,000 shares authorized
13,593,357 shares outstanding	13,594	4,770

Preferred stock, $0.001 par value
2,000,000 shares authorized
Nil shares issued and outstanding	-	-

Additional paid in capital	1,127,268	171,630

Expenses paid with common stock	-	(10,000)

Deficit accumulated during the exploration stage	(923,004)	(146,306)
	217,858	20,094
	$ 499,290	$ 214,794

Commitments (note 11)

Subsequent events (note 12)

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

Wentworth Energy, Inc.
(Formerly Avondale Capital I Corp.)

(an Exploration Stage Enterprise)

Consolidated Statement of Stockholders’ Equity (Deficit) (continued)
(Expressed in US Dollars)

For the period from Inception to September 30, 2005
	Number of shares	Par Value	Additional Paid in Capital	Expenses prepaid with common stock	Deficit Accumulated During the Exploration Stage	Total

August 4, 2005 issuance of common stock for bonus on convertible note	6,000	6	1,494	-	-	1,500

August 4, 2005 issuance of common stock for cash	120,000	120	89,880	-	-	90,000

August 4, 2005 issuance of common stock for services	444,833	445	115,263	-	-	115,708

Additional paid-in capital from convertible line of credit financing	-	-	262,481	-	-	262,481

September 1, 2005 cancellation of common stock for non-payment	(500,000)	(500)	(4,500)	-	-	(5,000)

September 13, 2005 issuance of common stock for origination fee on loan agreement	100,000	100	24,900	-	-	25,000

September 13, 2005 issuance of common stock for services	62,667	63	21,244	-	-	21,307

September 28, 2005 issuance of common stock to purchase leases	10,000	10	8,090	-	-	8,100

September 30, 2005 issuance of common stock upon exercise of options	840,000	840	209,160	-	-	210,000

Net loss for the period	-	-	-	-	(776,698)	(776,698)

Balance September 30, 2005	13,593,357	$ 13,594	$ 1,127,268	$ -	$ (923,004)	$ 217,858

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(an Exploration Stage Enterprise)

Consolidated Statement of Cash Flows

(Expressed in US Dollars) (Unaudited)

Cumulative, Inception to September 30, 2005		3 months ended September 30,		9 months ended September 30,
		2005	2004	2005	2004
Cash provided by (used for)

Operating activities
Income (loss) for the period	$ (923,004)	$ (294,911)	$ (57,191)	$ (776,698)	$ (57,191)
Adjustments for:
Amortization	715	167	-	474	-
Interest on convertible line of credit	4,000	4,000	-	4,000	-
Write-down of oil and gas properties	108,534	-	-	108,534	-
Write-down of option payments	100,000	-	-	100,000	-
Non-cash administrative expenses	53,884	38,651	-	46,383	-

Change in non-cash working capital items:
Accounts receivable	(5,971)	(2,001)	(913)	(3,177)	(913)
Prepaid expenses	(175,850)	(150,000)	(1,500)	(167,925)	(1,500)
Accounts payable and accrued liabilities	(119,642)	(184,486)	35,391	(160,725)	35,391
Due to related parties	3,581	3,581	75	(1,775)	75

	(953,753)	(584,999)	(24,138)	(850,909)	(24,138)

Investment activities
Cash received on recapitalization	5,821	-	-	5,821	-
Oil and gas property purchase	(169,624)	-	(75,000)	(94,624)	(75,000)
KLE Mineral Holdings, LLC option payments	(30,000)	-	-	(30,000)	-
Equipment purchases	(2,868)	-	-	(1,012)	-

	(196,671)	-	(75,000)	(119,815)	(75,000)

Financing activities
Deferred finance costs	(12,500)	-	-	(12,500)	-
Proceeds from promissory notes	183,500	-	-	183,500	-
Proceeds from line of credit	262,481	262,481	-	262,481	-
Subscriptions received (payable)	14,800	1,500	-	1,500	-
Issuance of shares	701,600	300,000	119,400	535,200	119,400

	1,149,881	563,981	119,400	970,181	119,400

Increase (decrease) in cash	(543)	(21,018)	20,262	(543)	20,262

Cash, beginning of period	-	20,475	-	-	-

Bank indebtedness, end of period	$ (543)	$ (543)	$ 20,262	$ (543)	$ 20,262

Non-cash transactions (note 10)

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

d)

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

e)

Equipment

Capital assets are recorded at cost and are amortized on the declining balance basis at an annual rate as follows.

Equipment

30%

Furniture and fixtures

20%

f)

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

h)

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

i)

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

j)

Comprehensive income

Under SFAS 130, the company is required to record certain gains and losses as a component of Stockholders’ Equity, with the current changes in the component balances comprising the balance sheet figure disclosed in a separate statement or in a financial statement note.  The loss for the period is the same as the comprehensive loss for the period.

k)

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

l)

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

n)

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

In addition, the FASB and Emerging Issues Task Force (“EITF”) have issued a variety of interpretations including the following interpretations with wide applicability:

Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, which addresses the consolidation of variable interest entities (formerly referred to as “Special Purpose Entities”). The Interpretation is generally in effect for interim or annual periods beginning after December 15, 2003.

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

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(an Exploration Stage Enterprise)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars) (Unaudited)

September 30, 2005

3.

Business Combination

On May 12, 2005, the company acquired 86.8% of the common stock of Wentworth Oil & Gas, Inc., a Nevada corporation, by the issuance of 1,416,000 shares in the common stock of the company at a deemed value of $0.001 per share.  On August 4, 2005, a further 11.0% was acquired by the issuance of 180,000 shares of common stock of the Company for a total of 97.8%.  Wentworth Oil & Gas, Inc. owns an interest in the J.B. Henry #1 natural gas prospect (see note 4).

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

a)

Oil and gas property – McMullen County, Texas

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

b)

Oil and gas property – Archer County, Texas

The company also owns a 100% working interest (an 81.25% net revenue interest) in the Wuckowitsch and Burnett property covering approximately 240 acres in Archer County, Texas.  The company purchased the leases to this property by issuing 10,000 common shares.  The property comprises four producing wells and 38 inactive wells.  Management intends to reactivate several of the inactive wells at an estimated cost to the company of $150,000.

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(an Exploration Stage Enterprise)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars) (Unaudited)

September 30, 2005

4.

Oil and Gas Reserves and Related Financial Information (continued)

c)

Costs incurred in oil and gas property acquisition, exploration and development activities

Costs incurred in oil and gas property acquisition, exploration and development activities are summarized as follows:

September 30, 2005
Acquisitions:
Proved producing reserves	$ -
Proved undeveloped reserves	-
Unproved properties	188,550
Development costs	-
Explorations costs	-

$ 188,550

5.

Equipment

	Cost	Accumulated Amortization	Net Book Value

Office equipment	$ 2,523	$ 682	$ 1,841
Furniture and fixtures	345	34	311
	$ 2,868	$ 716	$ 2,152

6.

Convertible Loans Payable

September 30, 2005

16% Convertible Note	$ 20,000

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

Accrued interest on line of credit	4,000

Total	$ 207,500

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(an Exploration Stage Enterprise)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars) (Unaudited)

September 30, 2005

6.

Convertible Loans Payable (continued)

In August 2005, the Company entered into a line of credit agreement, whereby it can borrow up to $1,000,000 at a rate of 10% per annum calculated and payable annually.  Advances under the line of credit, which totaled $262,481, are due and payable on August 22, 2008 and until repayment, the lender may convert the principal sum and accrued interest into shares of the common stock of the Company at a price of $0.90 per share.  In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” the Company recorded the value of the embedded beneficial conversion feature of $262,481 as additional paid-in capital as the debt was issued with an intrinsic value conversion feature.  Accrued interest of $4,000 has been included in the convertible loans payable balance at September 30, 2005.

7.

Related Party Transactions

a)

During the period, the company entered into transactions with related parties as follows:

Management fees paid to corporations controlled by directors	$ 157,594
Rent paid to a corporation controlled by a director	$ 2,700
Rent paid to a director	$ 2,139
Consulting fees paid to a director	$ 4,500

b)

As at September 30, 2005, $3,842 was owed to a director and corporations owned by directors of the company in respect of unpaid fees and expenses.  The amount due to related parties is unsecured, without interest or stated terms of repayment, accordingly fair value can not be reliably determined.

8.

Stock-Based Compensation

The company grants options to directors, officers, and consultants to acquire common stock.  As disclosed in note 2(j) the company has prospectively adopted the recommendations of SFAS 123(R) with respect to stock-based compensation.

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

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(an Exploration Stage Enterprise)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars) (Unaudited)

September 30, 2005

8.

Stock-Based Compensation (continued)

	Number of options	Currently exercisable options	Exercise price	Expiry date

Outstanding at December 31, 2004	-	-	-

Options granted	1,800,000	-	$0.50	February 28, 2009
Options granted	4,100,000	1,658,000	$0.25	February 28, 2008
Options granted	375,000	-	$0.50	February 28, 2008
Options granted	350,000	148,500	$0.25	February 28, 2007
Options terminated	(600,000)	-	$0.25	February 28, 2008
Options exercised	-	-	-	-

Outstanding at September 30, 2005	6,025,000	1,806,500	$0.25-$0.50

9.

Issuances of Securities

During the nine months ended September 30, 2005, the Company issued the following shares of its common stock and warrants to purchase its shares:

Date	Security	Number of Securities	Consideration			Basis for Assigning Amount
			Per Security	Total	Nature

February 22, 2005	Common stock	2,000,000	$0.001	$2,000	Cash	Agreed upon value of private placement
March 15, 2005	Common stock	3,000,000	$0.01	$30,000	Cash	Agreed upon value of private placement
March 15, 2005	Common stock	100,000	$0.01	$1,000	Services	Fair value of stock when services rendered
April 20, 2005	Common stock	50,000	$0.25	$12,500	Consulting services	Fair value of stock when services rendered
May 12, 2005	Common stock	1,416,000	$0.001	$1,416	Stock in Wentworth Oil & Gas, Inc.	Fair value of consideration received
June 6, 2005	Common stock	50,000	$0.25	$12,500	Settlement of trade payable	Face value of trade payable
June 6, 2005	Common stock	896,000	$0.25	$224,000	Cash	Agreed upon value of private placement
June 6, 2005	Common stock	30,000	$0.50	$15,000	Bonus on convertible note investment	Agreed price
June 6, 2005	Common stock	17,857	$0.70	$12,500	Finder’s fee on convertible note investment	Fair value of stock when services rendered
August 4, 2005	Common stock	6,000	$0.25	$1,500	Bonus on convertible note investment	Agreed price

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(an Exploration Stage Enterprise)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars) (Unaudited)

September 30, 2005

9.

Issuances of Securities (continued)

Date	Security	Number of Securities	Consideration			Basis for Assigning Amount
			Per Security	Total	Nature
August 4, 2005	Common stock	180,000	$0.001	$180	Stock in Wentworth Oil & Gas, Inc.	Fair value of consideration received
August 4, 2005	Units of common stock and warrants	120,000 shares 120,000 warrants	$0.75	$90,000	Private placement	Agreed upon value of equity units
August 4, 2005	Common stock	444,833	$0.26	$115,708	Services	Fair value of stock when services rendered
September 1, 2005	Common stock	(500,000)	$(0.001)	$(5,000)	Cancellation for non-payment	Subscribed price
September 13, 2005	Common stock	100,000	$0.25	$25,000	Line of credit origination fee	Fair value of stock when services rendered
September 13, 2005	Common stock	62,667	$0.25	$21,307	Services	Fair value of stock when services rendered
September 28, 2005	Common stock	10,000	$0.81	$8,100	Oil and gas property	Fair value of stock when asset acquired
September 30, 2005	Common stock	840,000	$0.25	$210,000	Option exercise for cash	Agreed option price

10.

Non-Cash Transactions

The following non-cash transactions were recorded during the nine-month period ended:

September 30,
	2005	2004
Shares issued for operating activities	$ 12,500	$ -
Shares issued for investing activities	$ 9,696	$ -
Shares issued for financing activities	$ 54,000	$ -

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

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(an Exploration Stage Enterprise)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars) (Unaudited)

September 30, 2005

11.

Commitments (continued)

c)

Effective April 2, 2005, pursuant to which a corporation controlled by the CEO of the company will be paid $13,700 per month for consulting services, in cash or common shares at the option of the consultant. The consultant will be paid an additional $10,000 as an inducement to commence work with the company.  Additional remuneration includes a minimum of 1,000,000 options to be granted annually.  The agreement is for a term of five years. If the agreement is terminated by the company without notice, damages are payable equal to 24 times the monthly fee.  The agreement was terminated on September 30, 2005 by the consultant.

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

b)

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

During the third quarter of 2005, we incurred a net loss of $294,911, as compared to net loss of $57,191 during the third quarter of 2004.  Making up most of the loss for the third quarter of 2005 were: $90,616 of consulting fees relating to the commencement of operations, investigation of oil and gas project opportunities, and financing; $73,500 of management fees; $41,753 of finance costs relating to the arrangement of a $1,000,000 convertible line of credit (see below) and convertible loans advanced during the preceding quarter; and $34,918 relating to public relations and investor relations.  This compares with $57,191 of expenses – primarily $32,679 of consulting fees and $15,645 of management fees – in the same period in 2004.  We had $5,000 of oil revenue during the third quarter of 2005 from production from our North Texas wells.

For the nine-month period ending September 30, 2005, we realized a net loss of $776,698 which was primarily due to management fees of $171,339, and consulting fees of $148,358 relating to the investigation of oil and gas opportunities and the commencement of operations.  Expenses also included a $108,534 write-down of our interest in the Henry Dome gas project and a $100,000 write-down of the payments made under the KLE Mineral Holdings, LLC option agreement.

Liquidity and Capital Resources

As of September 30, 2005, we had no cash on hand and working capital of $3,823.  This represents an improvement in our working capital of $612,761 since the end of our second quarter.  Of this improvement, $248,692 arose from the prepayment of expenses relating to investor relations services, and $131,509 from the payment of accrued management fees by the exercise of stock options.

Funds were provided during the quarter by the issuance of $300,000 of common stock and $262,481 of advances on a convertible line of credit.  This satisfied our cash requirements for the quarter, but we must draw down further on our line of credit and sell additional common stock in the ensuing 12 months to finance operations, and the acquisition and development of our oil and gas projects.  The line of credit, entered into in August 2005, is for a maximum of $1,000,000, and may be increased to $4,000,000 upon the achievement of certain performance criteria.  Interest accrues at 10% calculated and payable annually and a 2% loan fee is deducted from each advance of funds.  The line of credit has a three year term and may be converted at any time into shares of our common stock at a price of $0.90 per share.  A 100,000-share origination fee was paid in respect of the line of credit.  We used $584,999 of cash for operating activities during the quarter, including the prepayment of expenses and the payment of trade accounts payables.

During the same period in 2004, we received $119,400 from the sale of our common stock and we used funds primarily for the purchase of our interest in the Henry Dome gas project.

For the nine-month period ended September 30, 2005, we received $535,200 from the sale of our common stock and $445,981 from our line of credit and a convertible note.  We used $850,909 of cash for operations and $94,624 of cash for development costs relating to our Henry Dome gas project.

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

Item 3.   Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted as of September 30, 2005, that our disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2005, we sold the following equity securities that were not registered under the Securities Act:

Date	Description	Number	Purchaser	Proceeds	Consideration	Exemption(A)(B)
Aug 4, 2005	Common stock	6,000	Dr John A. Thiessen Inc	$ 1,500	Bonus(C)	Reg. S
Aug 4, 2005	Common stock	40,000	Caren Holtby	$ 40	Stock(D)	Reg. S
Aug 4, 2005	Common stock	40,000	Nautilus Capital Corp.	$ 40	Stock(D)	Reg. S
Aug 4, 2005	Common stock	20,000	Derek Lanser	$ 20	Stock(D)	Reg. S
Aug 4, 2005	Common stock	20,000	Patrick Forseille	$ 20	Stock(D)	Reg. S

Aug 4, 2005	Common stock	20,000	Sandra Burnett	$ 20	Stock(D)	Reg. S
Aug 4, 2005	Common stock	40,000	Admiralty Fund Ltd.	$ 40	Stock(D)	Reg. S
Aug 4, 2005	Warrants	120,000	Kelburn Corporation	nil	n/a	Reg. S
Aug 4, 2005	Common stock	120,000	Kelburn Corporation	$ 90,000	Cash	Reg. S
Aug 4, 2005	Common stock	400,000	Warrior Capital, LLC	$ 100,000	Services(E)	Sec. 4(2)
Aug 4, 2005	Common stock	20,833	Crosscheck Capital, LLC	$ 5,208	Services(F)	Sec. 4(2)
Aug 4, 2005	Common stock	15,000	Barry Forward	$ 3,750	Services(G)	Reg. S
Aug 4, 2005	Common stock	9,000	Daniel Leonard	$ 6,750	Services(H)	Sec. 4(2)
Sep 1, 2005	Common stock	(500,000)	Fay Russell	$ (5,000)	Cancellation	n/a
Sep 13, 2005	Common stock	100,000	Kelburn Corporation	$ 25,000	Origination fee(I)	Reg. S
Sep 13, 2005	Common stock	41,667	Crosscheck Capital, LLC	$ 10,417	Services(J)	Sec. 4(2)
Sep 13, 2005	Common stock	15,000	Barry Forward	$ 3,750	Services(K)	Reg. S
Sep 13, 2005	Common stock	6,000	Daniel Leonard	$ 7,140	Services(L)	Sec. 4(2)
Sep 28, 2005	Common stock	8,000	James B. Speers Jr.	$ 6,480	Asset	Sec. 4(2)
Sep 28, 2005	Common stock	1,000	James B. Speers III	$ 810	Asset	Sec. 4(2)
Sep 28, 2005	Common stock	500	John M. Speers	$ 405	Asset	Sec. 4(2)
Sep 28, 2005	Common stock	500	Amy M. Green	$ 405	Asset	Sec. 4(2)

(A)

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

(B)

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

(C)

On August 4, 2005, we issued 6,000 shares of our common stock as a bonus on a $20,000 unsecured convertible loan advanced to the Company, in lieu of $1,500 in cash compensation.  The shares were issued under the exemption from registration provided by Regulation S of the Securities Act of 1933, as the sale was made to a person that was not a "U.S. person," as that term is defined under Regulation S, and that such person was not acquiring the shares for the account or benefit of a U.S. person. There was no public offer or solicitation involved, and there were no underwriters involved in the issuance.

(D)

Stock in Wentworth Oil & Gas, Inc.

(E)

On August 4, 2005, we issued 400,000 shares of our common stock in exchange for investor relations services provided to the Company by a vendor who accepted the shares in lieu of $100,000 in cash compensation.  The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as the sale was not made in a public offering and was made to an investor who had access to detailed information about the Company and was acquiring the shares for its own account.

(F)

On August 4, 2005, we issued 20,833 shares of our common stock in exchange for investor relations services provided to the Company by a vendor who accepted the shares in lieu of $5,208 in cash compensation.  The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as the sale was not made in a public offering and was made to an investor who had access to detailed information about the Company and was acquiring the shares for its own account.

(G)

On August 4, 2005, we issued 15,000 shares of our common stock in exchange for public relations services provided to the Company by a vendor who accepted the shares in lieu of $3,750 in cash compensation.  The shares were issued under the exemption from registration provided by Regulation S of the Securities Act of 1933, as the sale was made to a person that was not a "U.S. person," as that term is defined under Regulation S, and that such person was not acquiring the shares for the account or benefit of a U.S. person. There was no public offer or solicitation involved, and there were no underwriters involved in the issuance.

(H)

On August 4, 2005, we issued 9,000 shares of our common stock in exchange for oil and gas consulting services provided to the Company by a vendor who accepted the shares in lieu of $6,750 in cash compensation.  The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as the sale was not made in a public offering and was made to an investor who had access to detailed information about the Company and was acquiring the shares for his own account.

(I)

On September 13, 2005, we issued 100,000 shares of our common stock as an origination fee on a $1,000,000 unsecured convertible line of credit advanced to the Company, in lieu of $25,000 in cash compensation.   The shares were issued under the exemption from registration provided by Regulation S of the Securities Act of 1933, as the sale was made to a person that was not a "U.S. person," as that term is defined under Regulation S, and that such person was not acquiring the shares for the account or benefit of a U.S. person. There was no public offer or solicitation involved, and there were no underwriters involved in the issuance.

(J)

On September 13, 2005, we issued 41,667 shares of our common stock in exchange for investor relations services provided to the Company by a vendor who accepted the shares in lieu of $10,417 in cash compensation.  The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as the sale was not made in a public offering and was made to an investor who had access to detailed information about the Company and was acquiring the shares for its own account.

(K)

On September 13, 2005, we issued 15,000 shares of our common stock in exchange for public relations services provided to the Company by a vendor who accepted the shares in lieu of $3,750 in cash compensation.  The shares were issued under the exemption from registration provided by Regulation S of the Securities Act of 1933, as the sale was made to a person that was not a "U.S. person," as that term is defined under Regulation S, and that such person was not acquiring the shares for the account or benefit of a U.S. person. There was no public offer or solicitation involved, and there were no underwriters involved in the issuance.

(L)

On September 13, 2005, we issued 6,000 shares of our common stock in exchange for oil and gas consulting services provided to the Company by a vendor who accepted the shares in lieu of $7,140 in cash compensation.  The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as the sale was not made in a public offering and was made to an investor who had access to detailed information about the Company and was acquiring the shares for his own account.

Item 3.   Defaults Upon Senior Securities

There were no material defaults with respect to any of our indebtedness during the third quarter of 2005.

Item 4.   Submission of Matters to a Vote of Security Holders

During the third quarter of 2005, no matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise.

Item 5.   Other Information

As of October 1, 2005, we entered into a consulting agreement with Panterra Capital Inc., a company owned solely by John Punzo, a director and Chief Executive Officer of Wentworth Energy, Inc.  The agreement, attached at Exhibit 10.1, provides for, among other things, the payment of fees of $13,700 per month and the grant of options to purchase not less than 1,000,000 shares of our common stock per year.  On September 30, 2005, our consulting agreement with Paradigm Process, Inc., also a company owned solely by John Punzo, was terminated by the parties.

Item 6.   Exhibits

Index of Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit No.	Description
10.1	Material contracts
31.1	Rule 13a-14a/15d-14(a) Certification by Chief Executive Officer
31.2	Rule 13a-14a/15d-14(a) Certification by Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by Chief Financial Officer

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WENTWORTH ENERGY, INC.

Date

August 31, 2006

/s/John Punzo

John Punzo, Chief Financial Officer

Exhibit 10.1.   Material Contracts

THIS AGREEMENT made as of and to have effect from the 1st day of October, 2005

BETWEEN:

WENTWORTH ENERGY, INC., a company duly incorporated under the laws of the State of Oklahoma, having its head office at Suite 1400, 115 West 7th Street, Fort Worth, Texas, 76102 (hereinafter called the “Company”)

OF THE FIRST PART

AND:

PANTERRA CAPITAL INC., a company duly incorporated under the laws of the Province of British Columbia, having its head office at 16149 Morgan Creek Crescent, South Surrey, British Columbia, V3S 0J2, Canada (hereinafter called the “Consultant”)

OF THE SECOND PART

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

1.02

It is acknowledged and agreed by the Consultant that the work of the Consultant is and will be of such a nature that regular hours may be impossible and there may be occasions in which the Consultant will be required to work more than eight hours per day and five days per week.  It is also anticipated that there will be certain evenings, Saturdays, Sundays and holidays during which the Consultant will be required to work.  The work of the Consultant is of an advisory and supervisory nature and accordingly the Consultant agrees that the consideration herein set forth will be in full and complete satisfaction for the Consultant’s work and services, no matter how or when performed, and the Consultant hereby releases the Company from any claims for overtime pay or compensation whatsoever which the Consultant might have by reason of any existing or future legislation or otherwise.

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

1.04

In conducting its duties under this agreement, the Consultant will report to the Company’s board of directors and will act consistently with its directives and policies.

2.

TERM

2.01

The effective date of this agreement is the date set out above and the engagement of the Consultant hereunder will from such date continue until terminated in accordance with the terms and provisions of this agreement, but in any case not more than five years from the date hereof, unless extended by the parties in writing.

3.

REMUNERATION

3.01

The Consultant will faithfully, honestly and diligently provide services to the Company as set out herein in consideration of which the Company will pay the Consultant a monthly fee (the “Monthly Fee”) of US$13,700.00 payable monthly.

3.02

The Company will grant to the Consultant or its principals options from time to time to purchase common stock of the Company in such amount and under such terms as is approved by the Company’s board of directors, but in any case options to purchase not less than 1,000,000 shares of the Company’s common stock.

3.03

The Company will pay to the Consultant an annual bonus based upon the Company’s financial results, oil and gas production, and price performance of its common stock.

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

5.

REIMBURSEMENT FOR EXPENSES

5.01

The Consultant will be reimbursed for all reasonable out-of-pocket expenses incurred by the Consultant in or about the execution of the Company’s engagement, PROVIDED THAT such expenses in exceeding US$5,000.00 in any month shall be approved in advance by the Company’s board of directors in writing.

6.

INTERRUPTION OF COMPANY’S BUSINESS

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

9.03

The Consultant hereby agrees that the notice referred to in paragraph 9.02 herein is sufficient notice, and that the Company will not be liable to pay any further monies, notwithstanding that such termination may be without cause.  The expression “such further monies” will include, without restricting the generality of the foregoing, additional fees, bonuses, penalties and any or all other compensation arising out of the engagement of the Consultant.  Any advance payment, or portion thereof, of fees provided for in paragraph 3.01 hereto shall be refunded forthwith by the Consultant to the Company.

9.04

In the event that the Consultant will at any time during the term hereof by reason of illness or mental or physical disability or incapacity be prevented from or incapable of performing the Consultant’s duties hereunder, then the Consultant will be entitled to receive the remuneration provided for herein at the rate hereinbefore provided for the period during which such incapacity will continue but not exceeding six consecutive months and, if such incapacity will continue for a longer period, then the engagement of the Consultant may, at the option of the Company’s board of directors, be forthwith terminated, and the Consultant will not be entitled to any compensation from the Company in respect of such termination.

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

11.05

No condoning, excusing or waiver by any party hereto of any default, breach or non-observance by any other party hereto at any time or times in respect of any covenant, proviso or condition herein contained shall operate as a waiver of that party’s rights hereunder in respect of any continuing or subsequent default, breach or non-observance, or so as to defeat or affect in any way the rights of that party in respect of any such continuing or subsequent default, breach or non-observance, and no waiver shall be inferred from or implied by anything done or omitted to be done by the party having those rights.

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

/s/Gordon C. McDougall

)

     C/S

The common seal of Panterra Capital Inc. was

)

hereunto affixed in the presence of:

)

)

/s/John Punzo

)

     C/S

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