Form 10KSB/A
period 2005-12-31
Wentworth Energy, Inc.
filed 2006-09-01
CIK 1138932

UNITED STATES

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

Transitional Small Business Disclosure Format (Check one):          Yes [  ]       No [X]

Amendments to Form 10KSB

The information in this amended Form 10-KSB includes the following changes from the original filing:

1.

in management’s discussion and analysis of our financial condition and results of operations, we added a discussion of our critical accounting policies and expanded the disclosure, and

2.

in the Option / SAR Grants table on page 16, we added a column with the date of the grants of stock options during the year.

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

PART I

Item 1.

Description of Business

Business Development

The Company was incorporated as a blank check company under the laws of the State of Oklahoma on October 31, 2000.  Effective on September 16, 2002, we acquired all of the shares of stock of FHW, Inc. an Oklahoma corporation ("FHW") which provided consulting services to businesses primarily in the nature of finance, bank lending and other forms of corporate finance.  We discontinued these operations during the fourth fiscal quarter of 2003 and we remained inactive until February 23, 2005 when a new board of directors was appointed and we commenced operations as an oil and gas exploration and development company.  On February 24, 2005, we changed our name from Avondale Capital I Corp. to Wentworth Energy, Inc.  We are an exploration stage enterprise.

On March 22, 2005, we agreed to purchase Wentworth Oil & Gas, Inc., a Nevada corporation, and during the second and third quarters of 2005, we issued a total of 1,596,000 shares of our common stock to purchase 97.8% of its outstanding common stock.  We intend to purchase the remaining shares by the issuance of an additional 36,000 of our shares.

Business of Issuer

Principal Products

We are an oil and gas exploration and development company.  Our primary objective is to identify, acquire and develop interests in underdeveloped oil and gas projects.  We intend to acquire underdeveloped working interests, royalty interests and producers, often under control of small family-owned operators who are interested in selling out.

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

Oil and Gas Operations

The following table summarizes our oil and gas production revenue and costs, our productive wells and acreage, undeveloped acreage and drilling activities for each of the last three years ended December 31.  As of December 31, 2005, we did not have proved oil and gas reserves.  We were not active in oil and gas in 2004 and 2003.

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

Item 2.

Description of Property

McMullen County, Texas

On March 22, 2005, we entered into an agreement to acquire Wentworth Oil & Gas, Inc., a Nevada corporation, and during the second and third quarters of 2005, we issued a total of 1,596,000 shares of our common stock to purchase 97.8% of its outstanding common stock.  We intend to purchase the remaining shares by the issuance of an additional 36,000 of our shares.

Wentworth Oil & Gas, Inc. owned an 18% working interest in the Henry Dome gas project located in McMullen County approximately 60 miles south of San Antonio, Texas.  In August 2005, Wentworth Oil & Gas, Inc. sold half of its interest in the project for $180,463, and retains a 9% working interest.  Located upon the lease are two approximately 10,000 foot vertical wells that lend themselves to have 1,500 foot lateral holes drilled in a northwest direction to intersect fractures in the Edwards Limestone.  One such well has had a lateral hole drilled and as of the year end was in the process of being completed.  Subsequent to the end of the year, gas production has commenced in relatively small quantities, and accordingly we considered it prudent to record a write-down in the carrying cost of the property as of December 31, 2005 of $312,200 to a nominal value of $1.  The operator is presently considering the installation of a compressor to increase production.

1

Includes the cost of remediating 11 wells in 2005.

Archer County and Wichita County, Texas

On September 1, 2005, we purchased a 100% working interest (an 81.25% net revenue interest) in three producing North Texas oil and gas leases by issuing 10,000 shares of our common stock.  Collectively, the leases cover approximately 240 acres about 120 miles northwest of Fort Worth and 30 miles southwest of Wichita Falls.  Located on the leases at the time of their purchase were two deep inactive wells, three shallow injection wells, 33 shallow inactive wells, and four shallow producing wells.  In 2005, we reactivated 11 existing wells and in 2006 we plan to implement additional secondary recovery to increase production and reactivate at least two more inactive wells at a cost of approximately $50,000.

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

On October 19, 2005, we entered into an agreement to purchase leases covering an additional 1,592 acres in the Asphalt Ridge Tar Sands project; however, the agreement was terminated in November 2005.

Pecos County, Texas

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

Polk County, Texas

Also in January 2006, we purchased an 82.5% working interest in a 40-acre oil and gas lease on the Upper Gulf Coast, located in Polk County eight miles north of Livingston, Texas for $50,000 cash and a further $50,000 in cash upon cleaning out the property’s well.  In 2006, we intend to re-enter a well on the prospect at a cost of approximately $650,000 and attempt to re-stimulate the 12,450-foot deep Woodbine Sand formation.

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

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	Nil	Nil	n/a
Equity compensation plans not approved by security holders	8,335,000	$0.41	n/a
Total	8,335,000	$0.41	n/a

Recent Sales of Unregistered Securities

The following table describes all securities we issued within the past three years without registering the securities under the Securities Act.

Date	Description	Number		Purchaser	Proceeds	Consideration	Exemption(U)(V)
Jan 1, 2003	Common stock	140,000	(A)	Mark A. Robertson	$ 140	Cash	Sec. 4(2)
Feb 22, 2005	Common stock	2,000,000	(A)	Firemark Capital, LLC	$ 2,000	Cash	Sec. 4(2)
Mar 15, 2005	Common stock	625,000	(A)	Paradigm Process Inc.	$ 6,250	Cash	Reg. S
Mar 15, 2005	Common stock	625,000	(A)	USGL Holdings Inc.	$ 6,250	Cash	Sec. 4(2)
Mar 15, 2005	Common stock	100,000	(A)	Peter Henricsson	$ 1,000	Services(B)	Reg. S
Mar 15, 2005	Common stock	500,000	(A)	Fay Russell	$ 5,000	Cash	Sec. 4(2)
Mar 15, 2005	Common stock	750,000	(A)	Biarritz Productions Inc.	$ 7,500	Cash	Reg. S
Mar 15, 2005	Common stock	500,000	(A)	LNG Consulting	$ 5,000	Cash	Sec. 4(2)
Mar 24, 2005	Common stock	2,315,000		Various	Nil	2:1 stock split	n/a
Apr 20, 2005	Common stock	50,000		Daniel Leonard	$ 12,500	Services(C)	Sec. 4(2)

1

Source: http://quotes.nasdaq.com.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

May 12, 2005	Common stock	96,000	556369 BC Ltd.	$ 96	Stock(D)	Reg. S
May 12, 2005	Common stock	220,000	Alan Sedgwick	$ 220	Stock(D)	Reg. S
May 12, 2005	Common stock	20,000	Atlantic Contractors Ltd.	$ 20	Stock(D)	Reg. S
May 12, 2005	Common stock	20,000	Russell Shiels	$ 20	Stock(D)	Reg. S
May 12, 2005	Common stock	40,000	Calderan Ventures Ltd.	$ 40	Stock(D)	Reg. S
May 12, 2005	Common stock	220,000	USGL Holdings Inc.	$ 220	Stock(D)	Reg. S
May 12, 2005	Common stock	96,000	Christopher J. Wensley	$ 96	Stock(D)	Reg. S
May 12, 2005	Common stock	40,000	Daryl Pollock	$ 40	Stock(D)	Reg. S
May 12, 2005	Common stock	20,000	Debbie Gyles	$ 20	Stock(D)	Reg. S
May 12, 2005	Common stock	40,000	Finn R. Ronne	$ 40	Stock(D)	Reg. S
May 12, 2005	Common stock	40,000	Jeff A. Goodwin	$ 40	Stock(D)	Reg. S
May 12, 2005	Common stock	192,000	James D. Romano	$ 192	Stock(D)	Reg. S
May 12, 2005	Common stock	20,000	John Pyle	$ 20	Stock(D)	Reg. S
May 12, 2005	Common stock	116,000	Malcolm Bell	$ 116	Stock(D)	Reg. S
May 12, 2005	Common stock	8,000	Mark E. Atha	$ 8	Stock(D)	Sec. 4(2)
May 12, 2005	Common stock	120,000	PB Energy Partners Ltd	$ 120	Stock(D)	Reg. S
May 12, 2005	Common stock	8,000	Roger J. Latta	$ 8	Stock(D)	Reg. S
May 12, 2005	Common stock	40,000	Wallace Family Trust	$ 40	Stock(D)	Reg. S
May 12, 2005	Common stock	60,000	665305 BC Ltd.	$ 60	Stock(D)	Reg. S
Jun 6, 2005	Common stock	50,000	Sea Ridge Enterprises	$ 12,500	Debt settled(E)	Reg. S
Jun 6, 2005	Common stock	40,000	Antonio Fiorino	$ 10,000	Cash	Reg. S
Jun 6, 2005	Common stock	20,000	Ernest Rassi	$ 5,000	Cash	Reg. S
Jun 6, 2005	Common stock	40,000	Paula Romano	$ 10,000	Cash	Sec. 4(2)
Jun 6, 2005	Common stock	30,000	Christopher Wensley	$ 7,500	Cash	Reg. S
Jun 6, 2005	Common stock	30,000	Lori Young	$ 7,500	Cash	Reg. S
Jun 6, 2005	Common stock	20,000	Star of Texas Energy	$ 5,000	Cash	Sec. 4(2)
Jun 6, 2005	Common stock	80,000	Gino Punzo	$ 20,000	Cash	Reg. S
Jun 6, 2005	Common stock	10,000	Dean Punzo	$ 2,500	Cash	Reg. S
Jun 6, 2005	Common stock	4,000	John Mangion	$ 1,000	Cash	Reg. S
Jun 6, 2005	Common stock	4,000	Julia Zuzek	$ 1,000	Cash	Reg. S
Jun 6, 2005	Common stock	2,000	Carmine Amorelli	$ 500	Cash	Reg. S
Jun 6, 2005	Common stock	20,000	Gennaro Loverro	$ 5,000	Cash	Reg. S
Jun 6, 2005	Common stock	4,000	Gary Francis Blackburn	$ 1,000	Cash	Reg. S
Jun 6, 2005	Common stock	1,000	Sabato Risi	$ 250	Cash	Reg. S
Jun 6, 2005	Common stock	2,000	Sabato Delli Santi	$ 500	Cash	Reg. S
Jun 6, 2005	Common stock	40,000	Amorelli Investment Ltd	$ 10,000	Cash	Reg. S
Jun 6, 2005	Common stock	2,000	Rosetta Petra	$ 500	Cash	Reg. S
Jun 6, 2005	Common stock	12,000	Bradley Bucoviz	$ 3,000	Cash	Reg. S
Jun 6, 2005	Common stock	8,000	Rodney Roemer	$ 2,000	Cash	Reg. S
Jun 6, 2005	Common stock	8,000	Charlene Steward	$ 2,000	Cash	Reg. S
Jun 6, 2005	Common stock	4,000	Liseta Tuna	$ 1,000	Cash	Reg. S
Jun 6, 2005	Common stock	15,000	Domingos Nunes	$ 3,750	Cash	Reg. S
Jun 6, 2005	Common stock	40,000	John A. Thiessen	$ 10,000	Cash	Reg. S
Jun 6, 2005	Common stock	10,000	Dean Punzo	$ 2,500	Cash	Reg. S
Jun 6, 2005	Common stock	20,000	Steven Punzo	$ 5,000	Cash	Reg. S
Jun 6, 2005	Common stock	10,000	Aron Zipursky	$ 2,500	Cash	Reg. S
Jun 6, 2005	Common stock	12,000	Raymond Paisi	$ 3,000	Cash	Reg. S
Jun 6, 2005	Common stock	6,000	Walter Kuettel	$ 1,500	Cash	Reg. S
Jun 6, 2005	Common stock	30,000	Antonio Punzo	$ 7,500	Cash	Reg. S
Jun 6, 2005	Common stock	10,000	Adriana Vescovi	$ 2,500	Cash	Reg. S
Jun 6, 2005	Common stock	20,000	Giovanni Bardaro	$ 5,000	Cash	Reg. S
Jun 6, 2005	Common stock	20,000	Vince Bardaro	$ 5,000	Cash	Reg. S
Jun 6, 2005	Common stock	20,000	Linda Bardaro	$ 5,000	Cash	Reg. S
Jun 6, 2005	Common stock	12,000	Lidia Ranallo	$ 3,000	Cash	Reg. S
Jun 6, 2005	Common stock	20,000	Vincent Scali	$ 5,000	Cash	Reg. S
Jun 6, 2005	Common stock	10,000	Giuseppe Barillaro	$ 2,500	Cash	Reg. S
Jun 6, 2005	Common stock	10,000	Robert Prasloski	$ 2,500	Cash	Reg. S
Jun 6, 2005	Common stock	20,000	Ernesto Punzo	$ 5,000	Cash	Reg. S
Jun 6, 2005	Common stock	10,000	Antonio Punzo	$ 2,500	Cash	Reg. S
Jun 6, 2005	Common stock	20,000	Cindi Holt	$ 5,000	Cash	Reg. S
Jun 6, 2005	Common stock	80,000	Sea Ridge Enterprises	$ 20,000	Cash	Reg. S
Jun 6, 2005	Common stock	12,000	Richard T. Samuelson	$ 3,000	Cash	Reg. S
Jun 6, 2005	Common stock	80,000	Darrel Fry	$ 20,000	Cash	Reg. S
Jun 6, 2005	Common stock	8,000	Mervyn Fry	$ 2,000	Cash	Reg. S
Jun 6, 2005	Common stock	20,000	Ernest Rassi	$ 5,000	Cash	Reg. S
Jun 6, 2005	Common stock	30,000	Paulo Rubino	$ 15,000	Bonus(F)	Reg. S
Jun 6, 2005	Common stock	17,857	Alan Sedgwick	$ 12,500	Finder’s fee(G)	Reg. S
Aug 4, 2005	Common stock	6,000	Dr John A. Thiessen Inc	$ 1,500	Bonus(H)	Reg. S
Aug 4, 2005	Common stock	40,000	Caren Holtby	$ 40	Stock(D)	Reg. S
Aug 4, 2005	Common stock	40,000	Nautilus Capital Corp.	$ 40	Stock(D)	Reg. S
Aug 4, 2005	Common stock	20,000	Derek Lanser	$ 20	Stock(D)	Reg. S
Aug 4, 2005	Common stock	20,000	Patrick Forseille	$ 20	Stock(D)	Reg. S

Aug 4, 2005	Common stock	20,000	Sandra Burnett	$ 20	Stock(D)	Reg. S
Aug 4, 2005	Common stock	40,000	Admiralty Fund Ltd.	$ 40	Stock(D)	Reg. S
Aug 4, 2005	Warrants	120,000	Kelburn Corporation	Nil	n/a	Reg. S
Aug 4, 2005	Common stock	120,000	Kelburn Corporation	$ 90,000	Cash	Reg. S
Aug 4, 2005	Common stock	400,000	Warrior Capital, LLC	$ 100,000	Services(I)	Sec. 4(2)
Aug 4, 2005	Common stock	20,833	Crosscheck Capital, LLC	$ 5,208	Services(J)	Sec. 4(2)
Aug 4, 2005	Common stock	15,000	Barry Forward	$ 3,750	Services(K)	Reg. S
Aug 4, 2005	Common stock	9,000	Daniel Leonard	$ 6,750	Services(L)	Sec. 4(2)
Sep 1, 2005	Common stock	(500,000)	Fay Russell	$ (5,000)	Cancellation	n/a
Sep 13, 2005	Common stock	100,000	Kelburn Corporation	$ 25,000	Origination fee(M)	Reg. S
Sep 13, 2005	Common stock	41,667	Crosscheck Capital, LLC	$ 10,417	Services(N)	Sec. 4(2)
Sep 13, 2005	Common stock	15,000	Barry Forward	$ 3,750	Services(O)	Reg. S
Sep 13, 2005	Common stock	6,000	Daniel Leonard	$ 7,140	Services(P)	Sec. 4(2)
Sep 28, 2005	Common stock	8,000	James B. Speers Jr.	$ 6,480	Asset	Sec. 4(2)
Sep 28, 2005	Common stock	1,000	James B. Speers III	$ 810	Asset	Sec. 4(2)
Sep 28, 2005	Common stock	500	John M. Speers	$ 405	Asset	Sec. 4(2)
Sep 28, 2005	Common stock	500	Amy M. Green	$ 405	Asset	Sec. 4(2)
Oct 31, 2005	Common stock	80,000	Gino Punzo	$ 20,000	Finder’s fee(Q)	Reg. S
Nov 3, 2005	Common stock	100,000	Steve Powers	$ 83,000	Finder’s fee(R)	Sec. 4(2)
Dec 30, 05	Common stock	207,000	Bentley Corporation	$ 103,500	Cash	Reg. S
Dec 30, 05	Warrants	207,000	Bentley Corporation	Nil	n/a	Reg. S
Dec 30, 05	Common stock	10,000	Bradley Johnson	$ 5,000	Cash	Reg. S
Dec 30, 05	Warrants	10,000	Bradley Johnson	Nil	n/a	Reg. S
Dec 30, 05	Common stock	583,524	Coach Capital LLC	$ 291,762	Cash	Sec. 4(2)
Dec 30, 05	Warrants	583,524	Coach Capital LLC	Nil	n/a	Sec. 4(2)
Dec 30, 05	Common stock	400,000	Kelburn Corporation	$ 200,000	Cash	Reg. S
Dec 30, 05	Warrants	400,000	Kelburn Corporation	Nil	n/a	Reg. S
Dec 30, 05	Common stock	11,000	Will Kells	$ 5,500	Cash	Reg. S
Dec 30, 05	Warrants	11,000	Will Kells	Nil	n/a	Reg. S
Dec 30, 05	Common stock	10,000	Dick Leung	$ 5,000	Cash	Reg. S
Dec 30, 05	Warrants	10,000	Dick Leung	Nil	n/a	Reg. S
Dec 30, 05	Common stock	46,230	James O’Callaghan	$ 23,115	Cash	Reg. S
Dec 30, 05	Warrants	46,230	James O’Callaghan	Nil	n/a	Reg. S
Dec 30, 05	Common stock	20,000	Steve Sanders	$ 10,000	Cash	Reg. S
Dec 30, 05	Warrants	20,000	Steve Sanders	Nil	n/a	Reg. S
Dec 30, 05	Common stock	10,000	Ravdeep Sidhu	$ 5,000	Cash	Reg. S
Dec 30, 05	Warrants	10,000	Ravdeep Sidhu	Nil	n/a	Reg. S
Dec 30, 05	Common stock	10,000	Kevin Spence	$ 5,000	Cash	Reg. S
Dec 30, 05	Warrants	10,000	Kevin Spence	Nil	n/a	Reg. S
Dec 30, 05	Common stock	41,000	Karen Thiessen	$ 20,500	Cash	Reg. S
Dec 30, 05	Warrants	41,000	Karen Thiessen	Nil	n/a	Reg. S
Dec 30, 05	Common stock	10,000	Michael Yannacopoulos	$ 5,000	Cash	Reg. S
Dec 30, 05	Warrants	10,000	Michael Yannacopoulos	Nil	n/a	Reg. S

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

(I)

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

(J)

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

(M)

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

(N)

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

(O)

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

(P)

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

(Q)

On October 31, 2005, we issued 80,000 shares of our common stock as a finder’s fee on a 896,000-share private placement completed in June 2005, in lieu of $20,000 in cash compensation.  The shares were issued under the exemption from registration provided by Regulation S of the Securities Act of 1933, as the sale was made to a person that was not a "U.S. person," as that term is defined under Regulation S, and that such person was not acquiring the shares for the account or benefit of a U.S. person. There was no public offer or solicitation involved, and there were no underwriters involved in the issuance.

(R)

November 3, 2005, we issued 100,000 shares of our common stock as a finder’s fee in respect of oil and gas lease acquisitions, in lieu of $83,000 in cash compensation.  The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as the sale was not made in a public offering and was made to an investor who had access to detailed information about the Company and was acquiring the shares for his own account.

(S)

On June 28, 2006, we issued 125,000 shares of our common stock in exchange for investor relations services provided to the Company by a vendor who accepted the shares in lieu of $236,250 in cash compensation.  The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as the sale was not made in a public offering and was made to an investor who had access to detailed information about the Company and was acquiring the shares for its own account.

(T)

On June 28, 2006, we issued 30,000 shares of our common stock in exchange for public relations services provided to the Company by a vendor who accepted the shares in lieu of $56,700 in cash compensation.  The shares were issued under the exemption from registration provided by Regulation S of the Securities Act of 1933, as the sale was made to a person that was not a "U.S. person," as that term is defined under Regulation S, and that such person was not acquiring the shares for the account or benefit of a U.S. person. There was no public offer or solicitation involved, and there were no underwriters involved in the issuance.

(U)

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

(V)

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

During the fiscal year ended December 31, 2005, we incurred a loss of $1,895,579, as compared to a loss of $146,306 during the 2004 fiscal year.  We had revenue of $29,673 in 2005 as compared with $0 in 2004 and this reflects the commencement of crude oil production in 2005.  Our operating expenses in 2005 totalled $1,770,674, as compared to expenses of $146,306 in 2004.  This $1,624,368 increase is the result of the commencement of active operation in 2005.  These expenses consisted primarily of: $515,757 of consulting fees and investor relations fees relating to the identification and due diligence regarding potential property acquisitions and financing, and investor communications; $270,575 of management fees; $312,200 for the non-cash write-down of our interest in the Henry Dome gas well (see “Description of Property – McMullen County, Texas”); and $199,440 of non-cash stock-based compensation in respect of stock options granted during the year to officers, directors and consultants.  Our loss for the fiscal year ended December 31, 2004 consisted primarily of consulting fees of $70,546, management fees of $25,645 and office expenses of $21,204.

Oil production commenced in September 2005 on our Archer County leases (see “Description of Property – Archer County and Wichita County, Texas”) and revenue totalled $29,673 for the year.  During the year, our related production costs totalled $54,578, including $35,987 of remediation expenses relating to bringing 11 existing wells back online and $8,100 of non-cash depletion.  We do not expect to incur additional significant remediation costs on these 11 wells in 2006, however we plan to remediate at least two more wells on our Archer County leases in 2006.

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

During the fiscal year ended December 31, 2005, we utilized $1,103,972 of cash to finance our operating activities.  This compares with $102,845 of cash used by operations during 2004.  We utilized $390,204 of cash to acquire oil and gas properties during 2005, of which $180,463 was recovered upon the sale of half our interest in the Henry Dome property (see “Description of Property – McMullen County, Texas”).  During 2005, we raised $1,235,377 of cash by the issuance of common stock and an additional $183,500 by convertible loan.  We also have a $1,000,000 convertible line of credit available, of which there was no balance outstanding on December 31, 2005.  During 2004, we raised $166,400 from the issuance of our common stock and paid $75,000 towards our purchase of our interest in the Henry Dome property.

Critical Accounting Policies and Estimates

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

Item 7.

Financial Statements

Page
Index	22
Report of Independent Registered Public Accounting Firm	23
Consolidated Statements of Operations and Deficit	24
Consolidated Balance Sheets	25
Consolidated Statements of Stockholders’ Equity (Deficit)	26-27
Consolidated Statements of Cash Flows	28
Notes to the Consolidated Financial Statements	29-42

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

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Management and Board of Directors

The following table sets forth the name, age and position of each of our directors and executive officers as of December 31, 2005:

Name	Age	Position(s) With the Company	Position Held Since	Director Since/During
John Punzo	50	Chief Executive Officer, Chairman of the Board and director	April 2, 2005	April 2, 2005
Gordon C. McDougall	49	President and director	February 23, 2005	February 23, 2005
Francis K. Ling	49	Chief Financial Officer and director	August 29, 2005	August 29, 2005
James F. Whiteside	66	President of Oil Sands Development and director	October 19, 2005	October 19, 2005
Severino Amorelli	27	Director	February 23, 2005	February 23, 2005

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

The following is a brief description of the business experience during the past five years of each of the above-named persons:

John Punzo

From 1999 to 2004, Mr. Punzo was President and Chief Executive Officer of Sonoran Energy Inc. (formerly Showstar Online.com, Inc.) and was involved in the restructuring of that company into a successful energy producer until his departure to further develop his energy consultancy and private management group.  Since 1981, Mr. Punzo has played a key role in launching, directing and obtaining the funding for a number of public and private companies.  Mr. Punzo is also the sole shareholder, director and officer of each of Panterra Capital Inc. and Paradigm Process Inc., private consulting companies.

Gordon C. McDougall

From 1994 until 2003, Mr. McDougall was President and sole shareholder of Campbell Capital Advisory Inc., a private investment and management consulting company located in Vancouver, British Columbia, Canada.  From March 2002 until June 2004, he was also a director of Gamestate Entertainment Inc. (subsequently renamed Quest Oil Corp.), a public leisure and entertainment company listed on the OTC Bulletin Board.  From May 2004 until March 2006, Mr. McDougall was President and a director of Revelstoke Industries Inc, a reporting company in the United States.  Since 2003, he has been the sole shareholder, director and President of C4 Capital Advisory Inc., a private consulting company. Born in New Brunswick, Canada, Mr. McDougall completed the Canadian Securities Course in 1984 and became a stockbroker with Nesbitt Thomson in 1984.  Mr. McDougall is well-versed in raising capital, managing start-up companies and coaching companies through their initial growth.  Mr. McDougall is a member of our Audit Committee.

Francis K. Ling

Mr. Ling was appointed our Chief Financial Officer on August 29, 2005 and since March 2000, he has been Chief Financial Officer for Dixon Networks Corporation. Dixon Networks is a private contracting company that specializes in the engineering and construction of fiber optic networks for large telecommunication companies throughout North America, and Mr. Ling’s work for them involves a minimal commitment of his time.  He holds Bachelor of Science, Bachelor of Commerce, and Master of Business Administration degrees, along with a Fellowship in the Institute of the Canadian Bankers’ Association.   Mr. Ling is chairman of our Audit Committee.

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

Option / SAR Grants Table

The following table sets forth information concerning individual grants of stock options made during the fiscal ended December 31, 2005  to each of the Named Executive Officers:

Name	Number of Securities Underlying Options / SARS Granted (#)	Percent of Total Options / SARS Granted to Employees in the Fiscal Year	Exercise or Base Price ($/share)	Market Price of the Underlying Security on the Date of Grant ($)	Date of Grant	Expiration Date
John Punzo	800,000	11.8%	$0.25	$0.25	March 18, 2005	February 28, 2008
John Punzo	800,000	11.8%	$0.50	$0.25	March 18, 2005	February 28, 2009
John Punzo	200,000	3.0%	$0.25	$0.25	April 2, 2005	February 28, 2008
John Punzo	200,000	3.0%	$0.50	$0.25	April 2, 2005	February 28, 2009
Gordon C. McDougall	800,000	11.9%	$0.25	$0.25	March 18, 2005	February 28, 2008
Gordon C. McDougall	800,000	11.8%	$0.50	$0.25	March 18, 2005	February 28, 2009
Francis K. Ling	1,200,000	17.8%	$0.50	$0.62	December 31, 2005	February 28, 2008
James F. Whiteside	1,200,000	17.8%	$0.50	$0.62	December 31, 2005	February 28, 2008
Daniel M. Leonard	100,000	1.5%	$0.25	$0.25	March 23, 2005	February 28, 2007
Daniel M. Leonard	100,000	1.5%	$0.50	$0.25	June 8, 2005	February 28, 2008
Daniel M. Leonard	550,000	8.1%	$0.50	$0.62	December 31, 2005	February 28, 2008

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

A copy of the form of these stock option agreements is filed with the Securities and Exchange Commission as Exhibits 10.3 hereto.

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

Compensation of Directors

Mr. Severino Amorelli, a non-employee director, was granted options on March 18, 2005 to purchase up to 75,000 shares of our common stock at a price of $0.25 per share at any time until February 28, 2008.

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

On October 1, 2005, we entered into a five year management agreement with Panterra Capital Inc., a private company controlled by John Punzo, our Chairman and Chief Executive Officer.  This management agreement contains the following provisions: a monthly fee $13,700; the grant of stock options to purchase not less than 1,000,000 shares of our common stock per year; and upon termination of the agreement by us, a severance payment equal to $164,400, representing 12 months of fees.  A copy of this agreement is incorporated by reference at Exhibit 10.8 hereto.

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

On October 14, 2005, we entered into a three year consulting agreement with James F. Whiteside, our President of Oil Sands Development.  This consulting agreement contains the following provisions: a monthly fee $10,000; the grant of stock options to purchase not less than 1,200,000 shares of our common stock at $0.50 per share, which options vest at a rate of 100,000 options per calendar quarter; and  not less than 60-days’ written notice to terminate the agreement.  A copy of this agreement is filed with the Securities and Exchange Commission as Exhibit 10.7 hereto.  In March 2006, Mr. Whiteside’s agreement was modified to reduce the monthly fee to $2,500 and on April 5, 2006 we delivered notice to Mr. Whiteside terminating this agreement as of June 6, 2006.

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

6

Represents 23,400 shares of common stock owned of record by Mr. Amorelli, 40,000 shares of common stock owned of record by Amorelli Investments Ltd., a private company controlled by Mr. Amorelli, and 25,000 shares of common stock issuable upon exercise of options exercisable within 60 days held by Mr. Amorelli..

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

Item 13.

Exhibits

Index of Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit Number	Description
Exhibit 3.1

Certificate of Incorporation (incorporated by reference to the Exhibits to the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on April 24, 2001 (File No. 000-32593))

* Exhibit 3.1.1	Amendment to the Certificate of Incorporation dated February 24, 2005
Exhibit 3.2	Bylaws (incorporated by reference to the Exhibits to the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on April 24, 2001 (File No. 000-32593))
* Exhibit 3.2.1	Amended Bylaws dated April 8, 2005
Exhibit 4.1

Specimen common stock Certificate (incorporated by reference to the Exhibits to the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on April 24, 2001 (File No. 000-32593)

Exhibit 10.1

Option Agreement between the Company and the limited liability members and interest holders of KLE Mineral Holdings, LLC, a Kentucky limited liability company, Sam P. Burchett and Stephen G. Lunn, dated March 28, 2005 (incorporated by reference to the Exhibits to the Current Report on Form 8-K dated March 31, 2005 (File No. 000-32593))

Exhibit 10.2

Acquisition Agreement between the company and the limited liability company members and the interest holders of KLE Mineral (incorporated by reference to the Exhibits to the Current Report on Form 8-K dated March 31, 2005 (File No. 000-32593))

* Exhibit 10.3	Form of Stock Option Agreement with Named Executive Officers
* Exhibit 10.4	Stock Option Agreement with Mr. John Punzo dated March 27, 2006
* Exhibit 10.5	Management Agreement by and between the Company and Paradigm Process, Inc. dated April 2, 2005
* Exhibit 10.6	Management Agreement by and between the Company and C4 Capital Advisory Inc. dated April 2, 2005
* Exhibit 10.7	Consulting Agreement by and between the Company and James F. Whiteside dated October 14, 2005
Exhibit 10.8

Management Agreement by and between the Company and Panterra Capital Inc., dated October 1, 2005 (incorporated by reference to the Exhibits to the Quarterly Report on Form 10-Q dated November 16, 2005 (File No. 000-32593))

Exhibit 10.9

Agreement by and between Company and Coach Capital, LLC for line of credit, dated September 13, 2005 (incorporated by reference to the Exhibits to the Current Report on Form 8-K dated September 16, 2005 (File No. 000-32593))

* Exhibit 14.1	Code of Ethics and Business Conduct for Officers, Directors and Employees
Exhibit 16.1	Changes in Registrant’s Certifying Accountant (incorporated by reference to the Current Report on Form 8-K dated April 15, 2005 (File No. 000-32593))
Exhibit 16.2	Changes in Registrant’s Certifying Accountant (incorporated by reference to the Current Report on Form 8-K dated May 3, 2006 (File No. 000-32593))
* Exhibit 31.1	Rule 13a-14a/15d-14(a) Certification by Chief Executive Officer
* Exhibit 31.2	Rule 13a-14a/15d-14(a) Certification by Chief Financial Officer
* Exhibit 32.1	Section 1350 Certification by Chief Executive Officer
* Exhibit 32.2	Section 1350 Certification by Chief Financial Officer

* Filed herewith.

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

WENTWORTH ENERGY, INC.

Date August 31, 2006

/s/ John Punzo

John Punzo, Chief Executive Officer

Wentworth Energy, Inc.
(formerly Avondale Capital I Corp.)
(an Exploration Stage Enterprise)

Consolidated Financial Statements
(Expressed in US Dollars)

December 31, 2005

Report of Independent Registered Public Accounting Firm	23
Consolidated Statements of Operations and Deficit	24
Consolidated Balance Sheets	25
Consolidated Statements of Stockholders’ Equity (Deficit)	26-27
Consolidated Statements of Cash Flows	28
Notes to the Consolidated Financial Statements	29-42

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

Exhibit 3.1.1   Amended Certificate of Incorporation Dated February 24, 2005

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

Exhibit 3.2.1   Amended Bylaws Dated April 8, 2005

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

Exhibit 10.3.   Form of Stock Option Agreement With Named Executive Officers

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

Exhibit 10.5.Management Agreement Dated April 2, 2005 Between Our Company and Paradigm Process Inc.

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

Exhibit 10.6.

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

)

     C/S

John Punzo

The Common Seal of C4 Capital Advisory, Inc.

)

was hereunto affixed in the presence of

)

)

/s/ Gordon McDougall

)

     C/S

Gordon McDougall

Exhibit 10.7.   Management Agreement Dated October 14, 2005 Between Our Company and James Whiteside

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

1.

I have reviewed this annual report on Form 10-KSB/A of Wentworth Energy, Inc.;

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

August 31, 2006

/s/ John Punzo

John Punzo, Chief Executive Officer

Exhibit 31.2.   Certification by Chief Financial Officer

I, Francis K. Ling, Chief Financial Officer of Wentworth Energy, Inc. (the “Company”), certify that:

1.

I have reviewed this annual report on Form 10-KSB/A of Wentworth Energy, Inc.;

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

Francis K. Ling, Chief Financial Officer

Exhibit 32.1.   Section 1350 Certification by Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Wentworth Energy, Inc. (the “Company”) on Form 10-KSB/A for the period ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John Punzo, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John Punzo

John Punzo, Chief Executive Officer

August 31, 2006

Exhibit 32.2.   Section 1350 Certification by Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Wentworth Energy, Inc. (the “Company”) on Form 10-KSB/A for the period ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Francis K. Ling, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Francis K. Ling

Francis K. Ling, Chief Financial Officer

August 31, 2006