Form 10QSB
period 2006-09-30
Wentworth Energy, Inc.
filed 2006-11-20
CIK 1138932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File Number: 0-32593

 Wentworth Energy, Inc.

(Exact name of small business issuer as specified in its charter)

 Oklahoma, United States

(State or other jurisdiction of incorporation or organization)

 73-1599600

(IRS Employer Identification Number)

 112 E. Oak Street, Suite 200, Palestine, Texas 75801

(Address of principal executive offices)

 (877) 329-8388

(Issuer’s telephone number)

 Suite 1415, 115 West 7th Street, Forth Worth, Texas 76102

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 17, 2006, 23,882,498 shares of common stock

Transitional Small Business Disclosure Format (Check one):  Yes [  ]

No [X]

Wentworth Energy, Inc.

TABLE OF CONTENTS

Page
Part I – Financial information
Item 1 – Financial statements
Interim Consolidated Balance Sheets	3 - 4
Interim Consolidated Statements of Operations	5
Interim Consolidated Statement of Stockholders’ Deficit	6
Interim Consolidated Statements of Cash Flow	7
Notes to the Interim Consolidated Financial Statements	8 - 21
Item 2 – Management’s discussion and analysis	21
Item 3 – Controls and procedures	27
Part II – Other information
Item 1 – Legal proceedings	28
Item 2 – Unregistered sales of equity securities and use of proceeds	29
Item 3 – Defaults upon senior securities	32
Item 4 – Submission of matters to a vote of security holders	32
Item 5 – Other information	33
Item 6 – Exhibits	33
Signatures	36

PART I – FINANCIAL INFORMATION

Wentworth Energy, Inc.

Interim Consolidated Balance Sheets (Unaudited)

	(Unaudited)
	September 30, 2006	December 31, 2005

ASSETS
CURRENT ASSETS
Cash	$ 6,539,454	$ 107,397
Certificate of Deposit	25,000	-
Accounts receivable and accrued receivables	67,553	7,441
Unbilled receivables	143,319	-
Employee advances	11,937	-
Prepaid expenses and deposits	127,585	66,995

Total Current Assets	6,914,848	181,833

ROYALTY INTEREST, net	348,674	-

UNPROVED OIL AND GAS PROPERTIES	27,642,942	100,001

EQUIPMENT, net	5,950,947	2,008

INVESTMENT IN REDROCK OIL SANDS, INC., at equity	313,877	-

DEFERRED FINANCE COSTS, net	10,795,377	11,333

Total Assets	$ 51,966,665	$ 295,175

The accompanying notes are an integral part of these financial statements

Wentworth Energy, Inc.

Interim Consolidated Balance Sheets (Unaudited) continued

	(Unaudited)
	September 30, 2006	December 31, 2005

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 1,361,560	$ -
Deferred Revenue	70,472	164,774
Share subscriptions payable	63,250	60,725
Due to related parties	103,486	51,654
Convertible note payable	-	183,500
Derivative contract liability	125,999,457	-

Total Current Liabilities	127,598,225	460,653

Asset retirement obligation	301,048	-
Convertible debentures payable	1,055,000	-
Discount on convertible debentures payable	(798,263)	-
Senior secured convertible notes payable	32,350,000	-
Discount on senior secured convertible notes payable	(30,328,124)	-

Total Liabilities	130,177,886	460,653

COMMITMENTS, CONTINGENCIES (Note 13)

STOCKHOLDERS' DEFICIT
Preferred shares, 2,000,000 shares authorized, $0.001 par value;
no shares issued and outstanding in 2006 and 2005	-	-
Common shares, 300,000,000 shares authorized, $0.001 par value;
23,685,998 issued and outstanding in 2006 and
15,132,111 shares issued and outstanding in 2005	23,686	15,132
Additional paid-in capital	24,103,130	1,861,275
Accumulated Deficit	(102,338,037)	(2,041,885)

Total Stockholders' Deficit	(78,211,221)	(165,478)

Total Liabilities and Stockholders' Deficit	$ 51,966,665	$ 295,175

The accompanying notes are an integral part of these financial statements

Wentworth Energy, Inc.

Interim Consolidated Statements of Operations (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
REVENUE
Drilling revenue	$ 1,033,708	$ -	$ 1,033,708	$ -
Oil and gas revenue	64,288	5,000	106,177	5,000
TOTAL REVENUE	1,097,996	5,000	1,139,885	5,000

OPERATING EXPENSES
Production costs	52,997	-	121,755	-
Drilling costs	538,176	-	538,176	-
Salaries and taxes	415,338	-	415,338	-
Depreciation and depletion	86,442	167	88,416	474
Property evaluation costs	-	-	54,594	10,000
Impairment of oil and gas properties	-	-	-	108,534
TOTAL OPERATING EXPENSES	1,092,953	167	1,218,279	119,008

GROSS PROFIT (LOSS)	5,043	4,833	(78,394)	(114,008)

EXPENSES
General and administrative	4,226,472	196,570	11,767,849	365,913
Finance costs	3,421,156	103,174	4,365,534	196,777
	7,647,628	299,744	16,133,383	562,690

LOSS FROM OPERATIONS	(7,642,585)	(294,911)	(16,211,777)	(676,698)

OTHER (REVENUE) EXPENSE ITEMS
Interest income	(42,162)	-	(48,975)	-
Equity in loss of investment	51,649	-	169,591	-
Loss on derivative contracts	79,903,869	-	83,963,759	-
Write down of option payments	-	-	-	100,000
	79,913,356	-	84,084,375	100,000

NET LOSS	$ (87,555,941)	$ (294,911)	$ (100,296,152)	$ (776,698)

BASIC AND DILUTED LOSS PER SHARE	$ (3.98)	$ (0.02)	$ (5.58)	$ (0.08)
WEIGHTED AVERAGE SHARES OUTSTANDING – basic and diluted	22,018,090	12,681,447	17,958,750	9,972,013

The accompanying notes are an integral part of these financial statements

Wentworth Energy, Inc.

Interim Consolidated Statement of Stockholders' Deficit (Unaudited)

	Common Stock		Additional
	Number	Par	Paid-In	Treasury	Deficit
	of Shares	Value	Capital	Stock	Accumulated

Balance, December 31, 2005	15,132,111	$ 15,132	$ 1,861,275	$ -	$ (2,041,885)

Issuance of common stock for services	247,500	248	323,927	-	-

Issuance of common stock for payable settlement	408,586	408	546,632	-	-

Issuance of common stock upon exercise of options	2,341,622	2,342	1,687,146	-	-

Issuance of common stock for commitment fee	100,000	100	63,900	-	-

Issuance of common stock to pledge as security for debt	7,758,000	7,758	-	(7,758)	-

Issuance of common stock for finders' fees	74,231	74	61,176	-	-

Issuance of common stock upon conversion of debt	806,948	807	627,693	-	-

Issuance of common stock for cash	125,000	125	499,875	-	-

Issuance of common stock for equity investment	200,000	200	377,800	-	-

Stock based compensation	-	-	8,790,636	-	-

Issuance of common stock to purchase Barnico Drilling, Inc. and oil and gas mineral interest	4,250,000	4,250	9,263,070	-	-

Cancellation of treasury stock	(7,758,000)	(7,758)	-	7,758	-

Net loss for the period ended September 30, 2006	-	-	-	-	(100,296,152)
	23,685,998	$ 23,686	$ 24,103,130	$ -	$(102,338,037)

The accompanying notes are an integral part of these financial statements

Wentworth Energy, Inc.

Interim Consolidated Statements of Cash Flow (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005
OPERATING ACTIVITIES
Net loss for the period	$ (100,296,152)	$ (776,698)
Add (deduct) non-cash items
Depreciation and depletion	88,416	474
Stock based compensation	8,790,637	-
Amortization of discount on convertible debentures	2,723,612	4,000
Equity in loss of investment	169,591	-
Loss on derivative contracts	83,963,759	-
Amortization of deferred financing costs	786,070	-
Accretion of asset retirement obligation liability	9,668	-
Impairment of oil and gas properties	-	108,534
Write-down of option payments	-	100,000
Stock issued for services and other	355,740	46,383
Changes in non-cash working capital items
Accounts receivable and accrued receivables	208,277	(3,177)
Prepaid expenses and deposits	(60,590)	(167,925)
Accounts payable and accrued liabilities	560,431	(160,725)
Advanced from related parties	4,141	(1,775)
Cash used by operating activities	(2,696,400)	(850,909)

INVESTING ACTIVITIES
Cash received on recapitalization	-	5,821
Cash invested in Redrock Oil Sands, Inc.	(5,468)	-
KLE Mineral Holdings, LLC option payments	-	(30,000)
Purchase of certificate of deposit	(25,000)	-
Addition of oil and gas properties	(2,279,578)	(1,012)
Acquisition of P.D.C. Ball oil and gas properties and Barnico,
net of cash balance acquired	(21,859,818)	(94,624)
Cash used by investing activities	(24,169,864)	(119,815)

FINANCING ACTIVITIES
Share subscriptions payable	61,750	1,500
Proceeds from line of credit	-	249,981
Proceeds from convertible debentures/notes payable, net of related costs	30,724,797	-
Proceeds from demand notes payable	500,000	183,500
Common stock issued for cash, including exercise of options	2,011,774	535,200
Cash provided by financing activities	33,298,321	970,181

CHANGE IN CASH DURING PERIOD	6,432,057	(543)

CASH, BEGINNING OF PERIOD	107,397	-

CASH, END OF PERIOD	$ 6,539,454	$ (543)

SUPPLEMENTAL DISCLOSURE:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -
Issued common stock for reduction of payables	$ 547,040	$ -
Issued common stock for conversion of debt	$ 628,500	$ -
Issued common stock for assets acquired	$ 10,191,212	$ -
Issued common stock for investment	$ 378,000	$ -
Issued common stock for deferred financing fees	$ 125,250	$ -
Transfer of oil and gas property to equity investments	$ 100,001	$ -
Record discount on convertible debt	$ 33,850,000	$ -
Treasury stock issued for collateral	$ 7,758	$ -

The accompanying notes are an integral part of these financial statements

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

September 30, 2006

1.

Nature of Operations

The Company was incorporated in the State of Oklahoma on October 31, 2000 as Avondale Capital I Corp.  During the year ended December 31, 2003 the Company ceased its consulting operations.  During 2005, the Company acquired interests in certain oil and gas properties and is currently exploring them.  On July 26, 2006, the Company acquired additional mineral interests and a 100% interest in a drilling company, as noted below.

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

These transactions resulted in the former shareholders of Wentworth Oil & Gas, Inc. owning 12.5% of the issued and outstanding shares of the common stock of Wentworth Energy, Inc. as of May 12, 2005 and 12.8% as of August 4, 2005.  Accounting principles applicable to the recapitalization of a public shell have been applied to record this acquisition.

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

On March 2, 2006, Redrock Oil Sands, Inc. (formerly Wentworth Oil Sands, Inc.), a private Nevada corporation, was incorporated. The Company entered into an agreement with Petromax Technologies, LLC (“Petromax”) and others, wherein the parties agreed to form Redrock Oil Sands, Inc., to develop oil sands projects worldwide using Petromax’s hydrocarbon separation technology. Under the agreement, the Company issued 200,000 shares of its common stock valued at $378,000 to Petromax as inducement to enter into the agreement and contributed to Redrock Oil Sands, Inc. its Asphalt Ridge Tar Sand leases, for which the Company paid $100,000. Redrock Oil Sands, Inc. is 45.4% owned by the Company and is accounted for as an equity investment as the Company does not exercise control over the investment.

On March 29, 2006, the Company entered into an Agreement of Purchase and Sale of the P.D.C. Ball Limited Partnership mineral and royalty estate from Roboco Energy, Inc. to acquire certain assets of the P.D.C. Ball Limited Partnership.  Pursuant to the terms of the agreement, the Company agreed to purchase 90% of the right, title, and interest in land, minerals, royalties, and leases pertaining to the oil, gas, and liquid hydrocarbons for the total of $17,660,000 in cash and 1,500,000 common shares.  On July 26, 2006, the Company closed this acquisition.

On March 27, 2006, the Company entered into a Stock Purchase Agreement with the stockholders of Barnico Drilling, Inc. (“Barnico”) to acquire 100% of the common stock of Barnico.  Barnico is a contract oil and gas drilling company located in Palestine, Texas.  The acquisition was closed on July 26, 2006 and the purchase price paid to the stockholders of Barnico consisted of $5,000,000 in cash and 2,500,000 common shares of the Company.  The Company also issued an additional 250,000 common shares for a finder’s fee.  See note 15 for additional information on acquisitions.

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

September 30, 2006

1.

Nature of Operations (continued)

On July 25, 2006, the Company entered into several agreements with investors in a private placement transaction providing for, among other things, the issuance of $32,350,000 in senior secured convertible notes and Series A and Series B Warrants to purchase 46,214,286 and 16,175,000 shares of common stock, respectively, at an initial price of $1.40 per share until July 2011. The Series B warrants are exercisable only if the Company requires the holders to convert the senior secured convertible notes (see Note 9).  The senior secured convertible notes bear interest at 9.15%, have a final maturity in July 2009 and are collateralized by all the Company’s assets.  Interest is payable quarterly and principal is due in 25 equal installments beginning in July 2007. The notes are convertible into common stock at the holders’ option at an initial rate of $1.40 per share and interest and principal may be paid in common stock at a discount to market value at the Company’s option as long as the Company is in compliance with the “Equity Conditions” defined in the note agreement. This transaction is described further in Note 9.

Barnico is a provider of contract land drilling services for oil and gas development companies in the East and South Texas regions.

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

The unaudited consolidated financial information has been prepared in accordance with the Company’s customary accounting policies and practices.  In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of results for the interim period, have been included.  The financial information presented should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2005 included in the Company’s Form 10-KSB/A.

2.

Significant Accounting Policies

a)

Exploration stage company

As of July 26, 2006, the Company is no longer considered to be in the exploration stage as defined in Statement of Financial Accounting Standards No. 7 due to the acquisition of Barnico Drilling, Inc., an established drilling company. In previous periods the Company was an exploration stage company.

b)

Consolidation

These interim consolidated financial statements include the accounts of the Company and its two subsidiaries, 97.8%-owned Wentworth Oil & Gas, Inc. and its 100%-owned Barnico Drilling, Inc.  All significant inter-company transactions have been eliminated.

c)

Oil and gas activities

The Company changed its cost method of accounting for its oil and gas activities on July 26, 2006. The company changed from the full cost method to the successful efforts method. No restatement of prior periods is shown because all oil and gas investments were unproved, fully depleted or written down to no basis in prior periods, no material difference in accounting balances or results of operations resulted from the change in accounting method. See Note 14 for additional information concerning the change of accounting method.

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

September 30, 2006

2.

Significant Accounting Policies (continued)

c)

Oil and gas activities (continued)

Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

A determination of whether a drilled exploratory well has found proved reserves cannot be made immediately. This is generally due to the need for a major capital expenditure to produce and/or evacuate the hydrocarbons found. The determination of whether to make such a capital expenditure is usually dependent on whether further exploratory wells find a sufficient quantity of additional reserves. Using guidance issued in FASB Position 19-1, Accounting for Suspended Well Costs, which became effective in April 2005, the Company capitalizes well costs in Unproved Oil and Gas Properties when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project.  The Company reevaluates its capitalized drilling costs at least quarterly to ascertain whether drilling costs continue to qualify for ongoing capitalization.

Unproved oil and gas properties that are individually significant are assessed at least quarterly for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's experience  or knowledge of successful drilling and average holding periods. Capitalized costs of producing oil and gas properties, after considering estimated residual salvage values, are depreciated and depleted by the units-of-production method based on estimated proved reserves on a field-by-field basis. Support equipment and other property and equipment are depreciated over their estimated useful lives.

On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

On the sale of an entire interest in an unproved property, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

d)

Equity investments

The Company uses the equity method of accounting for its investment in Redrock Oil Sands, Inc. (formerly Wentworth Oil Sands, Inc.) as it has the ability to exercise significant influence, but not control, over the investment.  The investment in Redrock Oil Sands, Inc. at equity, consists of capital contributions less the Company’s proportionate share of net losses for the period ended September 30, 2006.

e)

Cash and cash equivalents

For the purpose of reporting cash flows the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

September 30, 2006

2.

Significant Accounting Policies (continued)

f)

Accounts receivable

The Company’s trade receivables consist of customer obligations for the provision of contract land drilling services. The Company extends credit based on management’s assessment of the customer’s financial condition and evaluates the allowance for doubtful accounts based on receivable aging, customer disputes and general business and economic conditions. Management believes that no allowance for doubtful accounts is necessary at September 30, 2006.

g)

Unbilled receivables and revenue recognition

Barnico Drilling, Inc. recognizes revenues on turnkey drilling contracts and day-work contracts as the work progresses based on management’s estimates of the percentage of the turnkey contract completed, based upon the percentage of the contractual depth drilled as of period end and records an unbilled receivable for the percentage of the turnkey contract completed. The costs related to turnkey contracts and day-work contracts are recognized as incurred.  Barnico Drilling, Inc. defers recognition of revenue on amounts received from customers for prepayments of services until those services are provided.

h)

Major customers and concentration of credit risk

As of September 30, 2006, one customer accounted for 82% of drilling revenue and one customer accounted for 100% of trade receivables and unbilled receivables.

i)

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful lives of assets, which range from five to twenty years. Gains and losses on sales and retirements of property and equipment are reflected in income.

j)

Deferred finance costs

Finance costs with respect to the 12% convertible note totalling $40,000 were recorded May 4, 2005, and were being expensed using the effective interest method over the life of the note.  During the quarter ended June 30, 2006, these costs were fully amortized.

Finance costs with respect to the 10% convertible debentures totalling $297,250 were recorded January 12, 2006, and are being expensed using the effective interest method over the remaining months until maturity of the debentures on January 11, 2009.  The Company also recorded a discount for the convertible debentures, as described in Note 8.

Finance costs with respect to the 9.15% senior secured convertible notes totalling $10,056,366 were recorded July 25, 2006 and are being expensed using the effective interest method over the remaining months until maturity of the notes in July 2009.  The Company also recorded a discount for the senior secured convertible notes as described in Note 9.

k)

Foreign currency translation

Certain of the Company’s assets, liabilities, revenues and expenses are translated from Canadian currency into U.S. dollars, the Company’s reporting currency. Monetary assets and liabilities are translated at year-end exchange rates; other assets and liabilities have been translated at the rates prevailing at the date of transaction. Revenue and expense items, except for amortization, are also translated at the rates prevailing at the date of transaction.  Amortization is converted using rates prevailing at dates of acquisition. Gains and losses from foreign currency translation are included in the statement of operations.

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

September 30, 2006

2.

Significant Accounting Policies (continued)

l)

Loss per share

Basic loss per share has been calculated based on the weighted average number of common shares outstanding during the period.  The Company uses the treasury stock method of calculating fully diluted per share amounts whereby any proceeds from the exercise of stock options or other dilutive instruments are assumed to be used to purchase common shares at the average market price during the period.  The dilutive effect of convertible securities is reflected in diluted loss per share by application of the if-converted method. Under this method, conversion shall not be assumed for the purposes of computing diluted loss per share if the effect would be anti-dilutive. For the period ended September 30, 2006 the Company had approximately 31,942,038 potentially dilutive shares which are not included in the calculation of earnings per share, because the effect would be anti-dilutive.  For the periods ended September 30, 2006 and 2005, diluted loss per share is the same as basic loss per share, as the effect of common stock equivalents in anti-dilutive.

m)

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

n)

Stock based compensation

The Company adopted the recommendations of SFAS No. 123 (revised 2004), Share-Based Payments, upon inception on July 21, 2004 and accordingly, the cost of employee services received in exchange for equity instruments is measured at fair value at the grant date.  The cost of employee services received in exchange for an award of liability instruments is measured initially at fair value and re-measured subsequently at each reporting date through the settlement date.  Equity instruments issued to non-employees are accounted for under the provisions of SFAS No. 123 (revised 2004) and EITF 96-18.

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

3.

Royalty Interests

The Company acquired oil and gas royalty interests in Freestone County, Anderson County and Jones County, Texas. The royalty interests was purchased as part of the 27,557 gross acres of oil and gas fee mineral rights as described in Note 4(a). The royalty interest is reported at its initial estimated relative fair value of $353,888 less depletion of $5,214.

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

September 30, 2006

4.

Unproved Oil and Gas Properties

a)

Pecos County, Texas

During the nine months ended September 30, 2006, the Company acquired a 75% working interest in the Pecos County property covering approximately 130 acres in Pecos County, Texas. Capitalized costs for this property to September 30, 2006 total $172,650 and include acquisition, exploration and asset retirement obligation costs.

b)

Polk County, Texas

During the nine months ended September 30, 2006, the Company acquired an 87.5% working interest in the Polk County property in Polk County, Texas.  Capitalized costs for this property to September 30, 2006 total $1,861,955, net of $8,100 accumulated depletion, and include acquisition, exploration and asset retirement obligation costs

c)   Anderson County, Freestone County and Jones County, Texas

As part of the P.D.C. Ball and Barnico Drilling, Inc. acquisition described in Note 1, the Company purchased 27,557 gross acres of oil and gas fee mineral rights in Anderson County, Freestone County and Jones County, Texas.  Capitalized costs for this property to September 30, 2006 total $25,608,337 and include acquisition and exploration costs.

5.

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

6.     Demand Note Payable

During the nine months ended September 30, 2006, the Company borrowed $500,000 that is due on demand.  The loan bears interest at 10% per annum and is uncollateralized. The loan was repaid by an issuance of 357,143 shares of common stock on September 6, 2006.

7.

Related Party Transactions

a)

The Company entered into transactions with related parties as follows.  These amounts have been recorded at the exchange amount, being the amount agreed to by the parties:

	3 month ended September 30, 2006	3 months ended September 30, 2005	9 months ended September 30, 2006	9 months ended September 30, 2005

Management fees paid to corporations controlled by directors	$ 404,800	$ 79,160	$ 551,800	$ 157,594
Rent paid to a corporation controlled by a family member of a director	$ 6,024	$ 2,700	$ 12,068	$ 2,700
Rent paid to directors	$ -	$ 927	$ 4,464	$ 2,139
Consulting fees paid to a director	$ 5,000	$ 4,500	$ 25,000	$ 4,500
Consulting fees paid to a director’s family members	$ 24,000	$ -	$ 24,000	$ -
Management fees paid to directors	$ 103,486	$ -	$ 103,486	$ -

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

September 30, 2006

7.

Related Party Transactions (continued)

b)

As at September 30, 2006 and December 31, 2005, $47,692 and $51,654, respectively, was owed to directors and corporations owned by directors of the Company in respect of unpaid fees and expenses.  The amount due to related parties is unsecured, without interest, or stated terms of repayment.

8.

Convertible Debentures Payable

On January 11, 2006, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a single investor pursuant to which the investor purchased 10% secured convertible debentures with a principal amount of $1,500,000, and warrants to purchase 1,500,000 shares of the Company’s common stock until January 12, 2011, 1/3 of which are exercisable at a price of $0.60 per share, 1/3 are exercisable at $0.80 per share and 1/3 are exercisable at $1.00 per share.  The Company also issued 100,000 common shares as a commitment fee to the investor valued at $64,000.  During the nine months ended September 30, 2006, the investor converted $445,000 of the principal balance of the debentures into 684,615 shares of the Company’s common stock.

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

In connection with the debenture, the Company recorded a $1,500,000 debt discount due to the value of the equity consideration and beneficial conversion feature of the financing, pursuant to the guidance issued by the Emerging Issues Task Force.  The debt discount is being amortized over the life of the related debenture and $87,804 and $707,737 was expensed during the three months and nine months ended September 30, 2006, respectively.  Amortization during the nine month period includes the impact of writing off the discount related to the $445,000 of principal balance that was retired as described above.

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

Pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and EITF 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19,” the original fair value of the embedded beneficial conversion feature and freestanding warrants of $2,414,349 has been recorded as a derivative contract liability as the debt is considered non-conventional convertible debt and the warrants have registration rights that carry penalties for noncompliance.  In addition, the Company is required to report the derivative contract liability at fair value and record the fluctuation to the fair value of the derivative contract liability to current operations. The change in the fair value of the derivative contract liability resulted in a gain of $200,361 and a loss of $3,859,529 for the three months and nine months ended September 30, 2006, respectively.  The fair value of the derivative contract liability outstanding as of September 30, 2006 was $5,359,529.

The Company issued 49,231 common shares to a third party as a finder’s fee for the secured convertible debentures; these shares were valued at $32,000.

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

September 30, 2006

9.

Senior Secured Convertible Notes Payable

On July 25, 2006, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with six investors pursuant to which the investors purchased 9.15% senior secured convertible notes with a principal amount totaling $32,350,000, and Series A and Series B warrants to purchase, respectively, 46,214,287 and 16,175,000 shares of the Company’s common stock until July 25, 2011 at an initial price of $1.40 a share.  The Series B warrants are exercisable only if the Company requires the holders to convert the senior secured convertible notes.

Interest is payable quarterly and principal is due in 25 equal installments beginning in July 2007. The notes are convertible into common stock at the holder’s option at an initial rate of $1.40 per share and interest and principal may be paid in common stock at a discount to market value at the Company’s option as long as the Company is in compliance with the “Equity Conditions” defined in the note agreement.

Because the senior secured convertible notes have a feature wherein the conversion price resets and the common stock underlying the senior secured convertible notes and the warrants have registration rights, the Company has analyzed the debenture and the related warrants pursuant to EITF 00-19.  This provision results in a bifurcation of the conversion feature and the related warrants from the debt and accounting for these instruments as a derivative contract liability with changes in fair value recorded in the statement of operations.

The Company is required to file a registration statement for the resale of the number of shares of its common stock equal to 130% of the number of shares issuable upon conversion of the senior secured convertible notes, the payments of interest on, and principal of, the senior secured convertible notes, and upon exercise of the warrants. The registration statement must be declared effective by the Securities and Exchange Commission within 165 days of the date of the Purchase Agreement. If the Company fails to meet the deadline for the effectiveness of the registration statement, the Company is required to pay on the date of such failure, and on every 30th day thereafter until such failure is cured, liquidated damages to the investors of 1.5% of the aggregate purchase price of the senior secured convertible notes accruing from the 105th day following the date of the Purchase Agreement.  The Company does not currently believe it is probable that the Company will fail to meet the filing deadline and thus has not accrued a liability for damages at September 30, 2006.

Pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and EITF 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19,” the original fair value of the embedded beneficial conversion feature and freestanding warrants of $146,403,258 has been recorded as a derivative contract liability as the debt is considered non-conventional convertible debt and the warrants have registration rights that carry penalties for noncompliance.

In addition, the Company is required to report the derivative contract liability at fair value and record the fluctuation to the fair value of the derivative contract liability to current operations. The change in the fair value of the derivative contract liability resulted in a loss of $80,104,230 for the three months and nine months ended September 30, 2006. The fair value of the derivative contract liability outstanding as of September 30, 2006 was $120,639,928.  The Company may require the holders to convert the senior secured convertible notes after the Securities and Exchange Commission has declared effective the registration statement required by the Registration Rights Agreement and prior to July 24, 2009 if (1) certain conditions defined in the note agreement are satisfied, and (2) the closing sale price of the Company’s common stock exceeds 125% of the initial conversion price of the senior secured convertible notes.  If the Company elects to require such mandatory conversion, the Series B warrants issued to the investors then become exercisable at an initial price of $1.40 per share until July 2011 to purchase the following percentage of the shares of the common stock based upon the following arithmetic averages of the weighed average price of the Company’s common stock expressed as a percentage of the conversion price:

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

September 30, 2006

9.

Senior Secured Convertible Notes Payable (continued)

Warrant Coverage	Arithmetic Average

70%	125% - 175%
60%	175% - 225%
50%	225% - 300%
25%	300% +

In conjunction with senior secured convertible notes financing, the total consulting fees and commissions paid were: $1,820,000 in cash, $850,000 in senior secured convertible notes (included in the total above), 1,214,286 Series A warrants and 42,000 Series B warrants (included in the total above), and 3,521,429 other warrants entitling the holders to purchase shares of the Company’s common stock at prices ranging from $1.40 to $8.00 per share until July 2011.

10.

Warrants Outstanding

Each warrant entitles the holder to purchase one share of the common stock of the Company at a fixed cash exercise price at any time during the term of the warrant.

	Number of warrants	Average Exercise Price	Expiry Date

Outstanding at December 31, 2005	1,478,754	$0.98	December 30, 2008

Warrants granted	1,650,000	$1.04	September 20, 2011
Warrants granted	64,905,716	$2.73	July 25, 2011
Warrants granted	746,429	$1.40	June 20, 2011
Warrants exercised	(650,000)	$1.40	July 25, 2011
Warrants exercised	(1,310,524)	$0.98	December 30, 2008

Outstanding at September 30, 2006	66,820,375	$1.45

As at September 30, 2006 and December 31, 2005, all warrants are vested and exercisable.

11.

Change in Authorized Shares

On September 26, 2006, the total number of authorized common shares was increased from 98,000,000 to 300,000,000 and the number of all authorized shares was increased from 100,000,000 to 302,000,000.

12.

Stock Based Compensation

Stock compensation expense under SFAS No. 123 (revised 2004) for the nine months ended September 30, 2006 and 2005 was $8,595,963 and $Nil, respectively, resulting in an increase to operating expenses and net loss.  This expense increased basic and diluted loss per share by $0.36 and $0.00 for the nine months ended September 30, 2006 and 2005, respectively. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

September 30, 2006

12.

Stock Based Compensation (continued)

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending September 30, 2006 equal to the expected option term.

Stock Options as of the Nine Months Ended September 30, 2006:

The Company has no formal stock option plan.  On January 9, 2006, the Company’s Board of Directors approved a plan wherein members of the Board of Directors will be granted 200,000 options each at an exercise price of $0.50 per share as compensation for their services to the Board of Directors.  For their services in future years, directors will be granted 200,000 options each at an exercise price equal to market value on the date of grant.

The following table summarizes stock options outstanding and changes during the nine months ended September 30, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Options outstanding at January 1, 2006	8,335,000	$0.42
Granted (1)	9,250,000	1.81
Expired or terminated	(1,200,000)	0.50
Exercised	(825,000)	0.33

Options outstanding at September 30, 2006	15,560,000	$1.24	2.16	$ 11,769,250

Options exercisable at September 30, 2006	7,294,002	$0.89	1.86	$7,833,025

(1) Including 7,950,000 options granted to officers and directors.

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the nine months ended September 30, 2006, was approximately $1,469,750.  Cash received from stock options exercised during the nine months ended September 30, 2006 was $231,250. The Company did not realize any tax deductions related to the exercise of stock options during the period. The Company will record such deductions to additional paid in capital when realized.

Stock options outstanding and currently exercisable at September 30, 2006 are as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$ 0.25	2,460,000	1.34	$ 0.25	2,460,000	$ 0.25
$ 0.50	4,450,000	1.90	$ 0.50	3,284,000	$ 0.50
$ 1.50	7,300,000	2.53	$ 1.50	650,002	$ 1.50
$ 3.85	500,000	2.42	$ 3.85	500,000	$ 3.85
$ 4.20	850,000	2.61	$ 4.20	400,000	$ 4.20

	15,560,000	1.05		7,294,002	$ 0.89

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

September 30, 2006

12.

Stock Based Compensation (continued)

Stock Options as of the Nine Months Ended September 30, 2006 (continued):

Total estimated unrecognized compensation cost from unvested stock options as of September 30, 2006 was $26,246,399, which is expected to be recognized over a weighted average period of approximately 2.00 years.

The weighted average per share fair value of stock options granted during the nine months ended September 30, 2006 and 2005 was $3.60 and $Nil, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended September 30,
	2006	2005
Volatility	189%	0%
Expected option term	3.0 years	1.75 – 2.75 years
Risk-free interest rate	4.94%	3.85%
Expected dividend yield	0%	0%

13.

Commitments and Contingencies

On April 10, 2006, PIN Financial LLC initiated a lawsuit against the Company in which PIN Financial LLC claimed commissions totaling $150,000 in cash and 230,769 shares of the Company’s common stock in respect of its January 2006 issuance of $1,500,000 of convertible debentures to Cornell Capital Partners, LP.  Cornell Capital Partners, LP and the Company deny and dispute the claim and management intends to aggressively defend the action.

On May 24, 2006 the Company initiated a lawsuit in the District Court of Tarrant County, Texas against KLE Mineral Holdings, LLC (“KLE”) of Lexington, Kentucky for the recovery of $118,000, interest, attorney’s fees, costs and such other relief to which the Company may be entitled. The claim arose as a result of KLE’s failure to refund, as agreed, $118,000 of option payments made by the Company in 2005 in connection with certain coal mineral interests in the Hazard Coal District in eastern Kentucky.  KLE made a motion to dismiss the lawsuit, and in August 2006, the presiding judge denied KLE’s motion to dismiss.

On July 24, 2006, the Company initiated a lawsuit against PB Energy USA, Inc., Malcolm Bell, Daryl Pollock, 556369 BC Ltd. and PB Energy Partners, Ltd. in the District Court of Tarrant County, Texas seeking the recovery of $23,204 from PB Energy USA, Inc. in respect of re-entry costs paid to PB Energy USA, Inc. relating to Wentworth Oil &Gas, Inc.’s Henry Dome oil and gas interest in McMullen County, Texas which PB Energy USA, Inc. did not, in turn, forward to the operator.  The Company paid the $23,204 directly to the operator, and sought an order requiring the defendants to reimburse us for that expense, and seeking return of shares of the Company that it had issued to these defendants.  PB Energy USA, Inc. filed a cross complaint and the case was settled subsequent to the end of the period, with the Company paying the sum of $10,045 to PB Energy USA, Inc. and shares remaining as issued to the various defendants.

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

September 30, 2006

13.

Commitments and Contingencies (continued)

On September 25, 2006, Utah Oil Sands, Inc. commenced a lawsuit against the Company, its Chief Executive Officer a director in the Los Angeles Superior Court seeking the Company’s issuance to Utah Oil Sands, Inc. of a total of 5,900,000 shares of the Company’s common stock, cash royalties of 8% of any revenue from the Asphalt Ridge Tar Sands property transferred by the Company to Redrock Oil Sands, Inc. in March 2006, additional shares of the Company‘s common stock equal to the difference between a 12% royalty and the 8% cash royalty claimed, cash damages equal to 5,800,000 shares multiplied by the highest price per share at which the Company’s shares traded publicly between the date the shares were to be issued and the date of judgment under the lawsuit, additional cash damages of $500,000, and unspecified punitive damages and attorneys’ fees and costs.  The Company has filed an answer and cross complaint for the return of 100,000 shares issued to Utah Oil Sands, Inc. previously.  The Company denies and disputes Utah Oil Sands, Inc.’s claims and management intends to aggressively defend the action.

In 2006, Johnny Stubbs commenced a lawsuit against the Company’s wholly-owned subsidiary, Barnico Drilling, Inc., in the 402nd Judicial District Court of Wood County, Texas.  The plaintiff was allegedly hit in the eye when he used a hammer to change a tong die.  In a case such as this, the plaintiff must prove that Barnico was somehow negligent in failing to provide either proper equipment to do the job or in failing to provide a safe place to do the work.  Barnico asserts that it provided adequate safety equipment and that the plaintiff was advised to use it, but chose on his own not to use the safety equipment.  Barnico believes that its total exposure in this lawsuit is less than $10,000.

In 2005, Andres Delgado, by and through Liberty Mutual Insurance Company, commenced a lawsuit against Barnico Drilling, Inc. in the 87th Judicial District Court of Leon County, Texas. The plaintiff alleges that a piece of tubing fell from a Barnico drilling rig and struck him in the face.  The damages as pled for by the plaintiff are $17,185.  The case is in discovery phase.  Barnico accrued a $20,000 contingent liability related to this case as of December 31, 2005.

Phillip Dennis Carter and Teresa Walls Carter commenced a lawsuit against Barnico Drilling, Inc. in the 349th Judicial District Court of Anderson County, Texas.  The plaintiff sued Barnico and four other entities complaining that he was employed by Barnico and on December 8, 2004, while working on a drilling rig in Anderson County, Texas, he was injured while trying to climb down from a drilling rig.  The plaintiff alleges that Barnico was negligent in various manners and alleges that he suffered disabling and serious personal injuries.

In December 2002, Roy Vest commenced a lawsuit against Barnico Drilling, Inc. in the 87th Judicial District Court of Anderson County, Texas.  The plaintiff alleges that he was an employee of Barnico, at a time when he was injured on the job.  Barnico is a non-subscriber under worker’s compensation.  Discovery has been conducted, but the Plaintiff has not prosecuted this case nor taken any other action in this case nearly two years.

14.

Change in Accounting Principle

On July 26, 2006, the Company changed its method of accounting for its oil and gas properties from the full cost method to the successful efforts method. Management believes the successful efforts method better conforms to industry practice and is the preferred method under generally accepted accounting principles.

Management believes the change in accounting method did not affect prior years’ financial results or prior quarterly results, because all mineral interests were fully depleted or unproved.

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

September 30, 2006

15.

Acquisition of Barnico Drilling, Inc. and P.D.C. Ball Oil and Gas Interest

On July 26, 2006, the company completed its acquisition of 100% of Barnico Drilling, Inc.’s voting stock and P.D.C. Ball oil and gas mineral interest as disclosed in Note 1. The acquisition has been accounted for as a purchase and the acquisition cost has been allocated to assets acquired and liabilities assumed based on estimates of their relative fair values.

The P.D.C. Ball oil and gas mineral properties and Barnico Drilling, Inc. acquisitions have been accounted for as one transaction because the company could not have completed one without the other, and one individual was a principal in each vendor-company.

Barnico Drilling, Inc. is an East Texas-based drilling contractor with two drilling rigs. Due to the recent increase in oil and gas prices, there has been a significant increase in drilling activity, resulting in a high demand for drilling contractors.  Management believes this demand has caused shortages in available drilling rigs and a significant increase in contract rates. This acquisition was made to control drilling cost and to meet management’s drilling schedule.

The Company’s consolidated results of operations have incorporated Barnico Drilling, Inc.’s activity from the acquisition date.

The following pro forma information is presented as if the acquisition of Barnico Drilling, Inc. and P.D.C. Ball oil and gas mineral interest had occurred at the beginning of the respective periods:

	Three months ended
	September 30, 2006	September 30, 2005

Total revenue	$ 1,843,435	$ 2,299,992

Operating expenses	1,699,289	1,744,467
General and administrative	4,386,892	422,609
Finance cost	4,229,030	843,174
Equity loss on investment	51,649	-
Loss on derivative contracts	113,251,805	44,446,691
Total	123,618,665	47,456,941

Net loss	$ (121,775,230)	$ (45,156,949)
Net loss per share	$ (5.03)	$ (2.63)

The following is a summary of allocation of assets and liabilities from the purchase of Barnico Drilling, Inc. and the P.D.C. Ball oil and gas mineral interest:

Purchase price:
Cash	$ 22,660,000
Wentworth Energy, Inc. stock	9,267,320
$ 31,927,320

Allocation:
Royalty interests	$ 353,888
Unproved properties	25,594,320
Barnico’s drilling rigs	5,882,000
Barnico’s cash	354,669
Other assets and liabilities	(257,557)
$ 31,927,320

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

September 30, 2006

16.

Subsequent Events

On November 1, 2006, the Company signed a three-year Lease and a Joint Operating Agreement with Marathon Oil Company (“Marathon”) granting Marathon the right to explore and develop approximately 9,000 acres of the Company’s mineral property in Freestone County, Texas. The agreements give Marathon the right to drill oil and gas wells and develop the property in zones below approximately 8,500 feet, and the right to participate with the Company in drilling and developing zones above approximately 8,500 feet as to a 50% working interest.

Item 2.   Management’s Discussion and Analysis

Any statements contained herein that are not statements of historical fact may be deemed forward-looking statements.  Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  Wentworth Energy, Inc. (the “Company” and sometimes “we,” “us,” “our” and derivatives of such words) undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  These forward-looking statements should be read in conjunction with our disclosures included in our Form 10-KSB/A for the fiscal year ended December 31, 2005.

Overview

We are an exploration and drilling company engaged in oil and gas exploration, development, drilling and production.  We have acquired oil and gas interests in many counties including Anderson, Freestone, Jones, Polk, Archer, Wichita, Pecos and McMullen, Texas.  Our strategy is threefold: (a) to develop low risk, high probability shallow wells on our properties; (b) to lease out deeper zones of our properties – exploration and development of which would otherwise require extensive capital – for royalty interests; and (c) to dispose of, in an orderly manner, our smaller properties in order to concentrate our exploration and development effort in our newly acquired mineral property in Anderson, Freestone and Jones Counties.

In conjunction with the purchase of our mineral property in Anderson, Freestone and Jones counties, we acquired Barnico Drilling, Inc. (“Barnico”), an East Texas-based drilling contractor with two drilling rigs.  Because of the increase in oil and gas prices over the last several years, there has been a significant increase in drilling activity, resulting in a high demand for drilling contractors.  We believe that this demand has caused shortages in available drilling rigs and a significant increase in contract rates. This acquisition will help us to control our drilling costs, and meet our drilling schedule.  In addition, while we are developing our drilling targets and we are unable to fully-utilize both of Barnico’s drilling rigs, we intend to contract its drilling services to third parties, which will offset some of our overhead costs.

We believe significant opportunities are available to us given the experience of our management team, the properties we have acquired, our new drilling subsidiary and the continuing strength in the price of oil and gas.

Update on Our Projects

Anderson, Freestone and Jones Counties, Texas

On July 26, 2006 we completed the purchase of mineral rights covering 27,557 gross acres (22,682 net acres) located in Anderson, Freestone and Jones Counties, Texas.  We began our drilling program in September 2006 and we have budgeted approximately $5,000,000 for drilling over the next 12 months.  The cost of our drilling program, however, will vary depending upon the formations and depths we drill and our success rate.

In conjunction with this acquisition, we also purchased all of the shares of Barnico Drilling, Inc., an East Texas-based oil and gas drilling contractor with two drilling rigs.  We intend to deploy Barnico’s rigs initially on our Freestone County properties to implement our planned drilling program.

The total consideration for the acquisition was $22,660,000 cash and 4,000,000 shares of our common stock at a price of $2.18.  We also issued an additional 250,000 common shares at a price of $2.18 per share as a finder’s fee.

Polk County, Texas

In July 2006, we re-entered and stimulated a 12,450 foot well on our Polk County property, in which we own an 82.5% working interest. At the end of third quarter, we have not completed the well for production.   During the first nine months of 2006, we capitalized $1,569,516 of costs relating to this work.  We expect to incur additional costs during the fourth quarter of $400,000 to $500,000 for completion of the well and $200,000 to $300,000 for drilling a disposal well and putting an existing pipeline into use.

Archer County

Oil production commenced in late 2005 on our Archer County leases and revenue totalled $61,377 for the first nine months of 2006.  During this period, our related production costs totalled $120,729, including well remediation expenses.  We do not expect to incur additional significant remediation costs and we plan to sell this property during the fourth quarter of 2006.

Oil Sands Joint Venture

During the second quarter of 2006, our 45.4%-owned investee, Redrock Oil Sands, Inc. (formerly Wentworth Oil Sands, Inc.) completed a private placement of 1,510,000 shares of its common stock at a price of $1.00 per share.  During the first quarter of 2006, Redrock acquired the Asphalt Ridge Tar sand leases from us. Redrock intends to develop oil sands projects using proprietary hydrocarbon separation technology.  At this time, Redrock is adequately financed and continues to seek outside financing. We are not obligated to provide any future financial assistance.

Results of Operations

During the third quarter of 2006, our net loss was $87,555,941 as compared to a loss during the same quarter in 2005 of $294,911.  This net loss was primarily the result of a $79,903,869 non-cash loss as a result of the change in the fair value of the derivative contracts described in Notes 8 and 9 to the financial statements.  Our operating expenses totalled $1,092,953, most of which consisted of drilling costs and salaries from the drilling operations of our subsidiary, Barnico Drilling, Inc. Our general and administrative expenses were $4,226,472. Included in general and administrative expense is $2,362,967 of non-cash stock-based compensation in respect of stock options vesting during the quarter to officers, directors and consultants.  Our non-operating expenses for the quarter included $3,421,156 of finance costs which largely consisted of $2,692,646 of non-cash amortization of the discount on convertible debt and $729,325 of amortization of finance costs relating to our convertible debentures and senior secured convertible notes.

During the nine month period ended September 30, 2006, we realized a loss of $100,296,152, as compared to a loss of $776,698 during the first nine months of 2005.  We had revenue of $1,139,885 during the first three quarters of 2006 as compared with $5,000 in the equivalent period in 2005, and this reflects $1,033,708 of revenue from Barnico Drilling, Inc. which we acquired on July 26, 2006. Our operating expenses during the first nine months of 2006 totalled $1,218,279, as compared to expenses of $0 during the first nine months of 2005.  This $1,218,279 increase was primarily the result of acquiring Barnico Drilling, Inc. Our operating expenses comprised mainly drilling costs of $538,176 and salaries of $415,338. General and administrative expense consisted primarily of consulting fees of $8,915,070 which included $8,790,637 of non-cash stock-based compensation in respect of stock options vesting during the nine month period to officers, directors and consultants.  Finance charges of $4,365,534 included $2,723,612 of non-cash amortization of the discount on convertible debentures; and finance costs of $986,072 which included $800,739 of non-cash amortization of costs relating to our convertible debentures and senior secured convertible notes.  Other revenue and expenses included an $83,963,759 non-cash loss as a result of the change in the fair value of the derivative contracts.

Our loss for the first nine months of 2005 consisted primarily of a $108,534 write-down in the carrying amount of our subsidiary’s Henry Dome oil and gas property in McMullen County based on our subsequent sale of half of our 18% interest at the time for $180,463 to an arm’s length purchaser.  This sale was indicative of the fair value of our whole interest, so it was appropriate to record the impairment of the value of the asset.  Also during the first half of 2005, we recorded a $100,000 write-down of our option payments made in respect of our agreed purchase of KLE Mineral Holdings, LLC.  Disputes arose with the vendor during the period and the vendors agreed in July 2005 to refund the option payments and terminate the agreement, but failed to do so.  Because recovery of the option payments was in doubt, our management thought it prudent to write down the $100,000 asset during the period.  Our loss for the first nine months of 2005 also included management and consulting fees of $171,339, finance cost of $148,358.

The derivative contracts include the beneficial conversion feature of our convertible debentures and related warrants granted to the debenture holder, and the beneficial conversion feature of our senior secured convertible notes and related warrants granted to the note holders.  The principal balance of the convertible debentures as of September 30, 2006 was $1,055,000, and they bear interest at 10% per year and permit the debenture holder, at its option, to convert its debt into shares of our common stock at a rate of the lesser of $0.65 per share or 85% of the lowest volume-weighted average price of our common stock during the 15 trading days preceding the conversion date.  The convertible debentures are due and payable on January 11, 2009.  The related warrants permit the debenture holder to purchase up to 500,000 shares of our common stock at a price of $0.60 per share, 500,000 shares at a price of $0.80 per share and 500,000 shares at a price of $1.00 per share until January 12, 2011.

The principal balance of our senior secured convertible notes as of September 30, 2006 was $32,350,000, and they bear interest at 9.15% per year and permit the note holders, at their option, to convert their debt into shares of our common stock at an initial price of $1.40 per share.  The conversion price is reduced to any lower price at which we issue any common stock, except for certain excluded securities.  The senior secured convertible notes are due July 25, 2009.   The related Series A warrants permit the note holders to purchase up to 46,214,286 shares of our common stock at an initial price of $1.40 per share until July 25, 2011.  The related Series B warrants permit the note holders to purchase up to 16,175,000 shares at an initial price of $1.40 per share until July 25, 2011, however the Series B warrants may be exercised only if we require the note holders to convert their notes into shares of our common stock in accordance with the terms of the notes.

Pursuant to Statement of Financial Accounting Standards No. 133 and EITFs 00-19, 00-27 and 05-2, we treat the conversion feature of the convertible debentures and senior secured convertible notes and the related warrants as derivative contract liabilities, we recorded the original fair value of the derivative contract liabilities relating to the convertible debentures and warrants of  $2,414,349, we recorded the original fair value of the derivative contract liability relating to the senior secured convertible notes and warrants of $146,403,258, and then we adjust the derivative contract liabilities quarterly based on the fair value of our common stock and record the fluctuation to that fair value as a gain or loss to current operations.  Generally, if the fair value of our common stock increases over the preceding measurement date, we will record a loss on derivative contracts, and if the fair value of our common stock decreases over the preceding measurement date, we will record a gain on derivative contracts

Liquidity and Capital Resources

On July 25, 2006 we completed a $32,350,000 private placement of 9.15% senior secured convertible notes due in July 2009, with Series A warrants to purchase 46,214,286 shares of our common stock and Series B warrants to purchase 16,175,000 shares of our common stock at an initial price of $1.40 per share.  The notes are convertible into common stock at the holders’ option at an initial rate of $1.40 per share.  Interest is payable quarterly and monthly principal repayments commence in July 2007, which payments may be made by the issuance of common stock at a discount to market value.  Because the senior secured convertible notes have a feature wherein the conversion price resets and the common stock underlying the senior secured convertible notes and the warrants have registration rights, the Company has analyzed the notes and warrants pursuant to EITF 00-19.  These provisions result in the bifurcation of the beneficial conversion feature and the warrant value from the debt and accounting for the features as a derivative liability with changes in fair value recorded in the income statement.

As indicated above, in July 2006, we used $22,660,000 to complete our purchase of the Anderson, Freestone and Jones Counties property and Barnico Drilling, Inc.  Also as indicated above, we expect to incur up to $5.8 million of costs to develop our Anderson, Freestone and Jones Counties property and to complete our Polk County well over the next 12 months.

We do not expect that we will require additional equity or debt financing in the next 12 months.  Additional opportunities for oil and gas acquisitions will be considered from time to time, but we do not expect we will require additional debt or equity financing for these.

Financial Condition and Changes in Financial Condition

As of September 30, 2006, we had cash of $6,539,454 and a working capital deficiency of $120,683,377.  This represents an increase in the working capital deficiency of $120,404,557 since our December 31, 2005 year end and relates primarily to a $125,999,457 unfavourable change in the fair value of the derivative contract liability as at September 30, 2006, as described in Notes 8 and 9 to the financial statements.

As shown in the accompanying financial statements, the Company incurred a net loss of $100,296,152 during the nine months ended September 31, 2006 and as of that date the Company’s current liabilities exceed its current assets by $77,287,329.  These factors create an uncertainty as to the company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

During the first nine months of 2006, we used $2,696,400 of cash for operations, as compared with $850,909 during the first nine months of 2005.  The primary use of cash for operations for the first nine months of 2006 was our operating costs, and general and administrative costs such as professional fees, investor relations and management fees.  We also used $19,139,396 during the period to acquire and develop other oil and gas properties, the largest such expenditure being the acquisition of our Anderson, Freestone and Jones Counties property.  Our primary source of cash during the period was a $1,500,000 convertible debenture financing in January 2006, $31,500,000 net cash received from the issuance of our senior secured convertible notes in July 2006 and $2,011,774 of proceeds from the issuance of common stock.  During the first nine months of 2005, we used $850,909 of cash for operations, including the $160,725 reduction of trade accounts payable.  Cash of $94,624 was used during that period for the acquisition of interests in oil and gas properties, and $183,500 and $535,200 of cash was generated by the issuance of a convertible note and common stock, respectively.

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

Oil and Gas Activities

On July 26, 2006, we changed our method of accounting for our oil and gas properties from the full cost method to the successful efforts method.  We believe the successful efforts method better conforms to industry practice and is the preferred method under generally accepted accounting principles.  This change in accounting method did not affect our prior years’ financial results or prior quarterly results, because all mineral interests were fully depleted or unproved.

We utilize the successful effort method to account for our oil and gas operations. Under this method, costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, to drill and equip development wells and related asset retirement costs are accumulated on a field-by-field basis and capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

Capitalized costs of producing oil and gas properties, after considering estimated residual salvage values, are depreciated and depleted by the units-of-production method based on estimated proved reserves on a field-by-field basis. The estimated quantity of reserves could significantly impact our depletion expense.  Estimates of proved reserves are subjective and cannot be measured in an exact way.  Estimates of engineers that we use may differ from those of other engineers.  Any reduction in proved reserves without a corresponding reduction in capitalized costs will increase the depletion rate.

We assess proved oil and gas properties for impairment at least quarterly and reduce the carrying value to fair value if the sum of expected undiscounted future cash flows is less than net book value pursuant to Statement of Financial Accounting Standard 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  We assess unproved and non-producing oil and gas properties on a field-by-field basis at least quarterly, and any impairment in value is charged to expense.  Because of the unpredictable nature of exploration drilling activities, the amount and timing of impairment expenses are difficult to predict with any certainty.

As noted above, under the successful efforts method of accounting, the costs to drill exploratory wells that do not find proved reserves must be expensed in the period when they are determined to be unsuccessful.  This will result in an increase in our expenses and our net loss.

Derivative Instruments

In accordance with the interpretive guidance in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” we valued the conversion feature of the secured convertible debentures and warrants we issued in January and July 2006 as derivative liabilities.  We must make certain periodic assumptions and estimates to value the derivative liability.  Factors affecting the amount of this liability include changes in our stock price and the computed volatility of our stock price. The change in value is reflected in our statements of operations as non-cash income or expense, and the changes in the carrying value of derivatives may have a material impact on our financial statements.  For the three and nine month periods ended September 30, 2006, we recorded non-cash expense of $79,903,869 and $83,963,759, respectively, upon revaluation of the instruments that are subject to this accounting treatment. The derivative liability associated with these instruments is reflected on our balance sheet as a short-term liability. This liability will remain until the secured convertible debentures are converted, exercised or repaid, and until the warrants are exercised, expire, or other events occur to cause the termination of the derivative accounting, the timing of which may be outside our control.

Our senior secured convertible notes and our convertible debentures contain an embedded conversion feature, pursuant to which all or part of the debt owed to the holder may be converted into shares of our common stock at an initial price of $1.40 and $0.65 per share, respectively, subject to adjustments described in Notes 8 and 9 to our September 30, 2006, and the warrants we issued to the holder provide it with the right to purchase our common stock at prices ranging from $0.60 to $1.40 per share.  As a result of the terms of our agreement to register the resale of the shares of our common stock issuable upon conversion or exercise of these instruments, we are required under applicable accounting rules to treat the conversion feature of the notes and debentures and the related warrants as liabilities, rather than as equity instruments.  This classification as liabilities also requires that we account for them at fair value and include changes in fair value as a component of other income (expense) for so long as the warrants and the conversion feature of the notes and debentures remain classified as liabilities.  Changes in fair value are based upon the market price of our common stock and are calculated using the Black-Scholes method of valuation.  As a result, as the market price of our common stock increases, our other expense increases, and as the market price of our common stock decreases, our other income increases.

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

Revenue Recognition

Our subsidiary, Barnico Drilling, Inc., recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104.  In general, revenue is recognized when an agreement for services between it and its customer exists, the services have been rendered, the revenue is fixed and determinable, and collection is reasonably assured.  The majority of Barnico’s services are provided under turnkey drilling contracts, whereby it contracts with its customers to drill wells for a fixed price.  Barnico recognizes revenues from those turnkey drilling contracts as the work progresses based on its estimate of the percentage of the contract completed based upon the percentage of the contracted depth drilled.

Barnico records an unbilled receivable for the percentage of the turnkey contract completed.  It records an account receivable for drilling contracts completed, but for which money has not been collected.  An allowance for doubtful accounts is provided for accounts management considers potentially uncollectible based on analysis and aging of accounts.  During the period ended September 30, 2006, Barnico had no uncollectible accounts.  If it receives a prepayment from a customer upon entering into a contract, it defers recognition of revenue on that amount until the contracted service is provided.

The costs relating to contracts are recognized as incurred.

Off-Balance Sheet Arrangements

As of September 30, 2006 and during the quarter then ended, we had no off-balance sheet arrangements reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.   Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted as of September 30, 2006, that our disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

During the third quarter of 2006, we were not aware of any proceedings contemplated by a governmental authority.  We were party to litigation as follows:

On April 10, 2006, PIN Financial LLC initiated a lawsuit against us in which PIN Financial LLC claimed commissions totaling $150,000 in cash and 230,769 shares of our common stock in respect of our January 2006 issuance of $1,500,000 of convertible debentures to Cornell Capital Partners, LP.  Cornell Capital Partners, LP and we deny and dispute the claim and we will aggressively defend the action.

On May 24, 2006 we initiated a lawsuit in the District Court of Tarrant County, Texas against KLE Mineral Holdings, LLC (“KLE”) of Lexington, Kentucky for the recovery of $118,000, interest, attorney’s fees, costs and such other relief to which we may be entitled. The claim arose as a result of KLE’s failure to refund, as agreed, $118,000 of option payments made by us in 2005 in connection with certain coal mineral interests in the Hazard Coal District in eastern Kentucky.  KLE made a motion to dismiss the lawsuit, and in August 2006, the presiding judge denied KLE’s motion to dismiss.

On July 24, 2006, we initiated a lawsuit against PB Energy USA, Inc., Malcolm Bell, Daryl Pollock, 556369 BC Ltd. and PB Energy Partners, Ltd. in the District Court of Tarrant County, Texas seeking the recovery of $23,204 from PB Energy USA, Inc. in respect of re-entry costs paid to PB Energy USA, Inc. relating to our subsidiary’s Henry Dome oil and gas interest in McMullen County, Texas which PB Energy USA, Inc. did not, in turn, forward to the operator.  We paid the $23,204 directly to the operator, and sought an order requiring the defendants to reimburse us for that expense, and seeking return of shares of the Company that we had issued to these defendants.  PB Energy USA, Inc. filed a cross complaint and the case was settled in October 2006, with us paying the sum of $10,045 to PB Energy USA, Inc. and shares remaining as issued to the various defendants.

On September 25, 2006, Utah Oil Sands, Inc. commenced a lawsuit against us, our Chief Executive

Officer, John Punzo, and our director, Roger Williams, in the Los Angeles Superior Court seeking our issuance to Utah Oil Sands, Inc. of a total of 5,900,000 shares of our common stock, cash royalties of 8% of any revenue from the Asphalt Ridge Tar Sands property transferred by us to Redrock Oil Sands, Inc. in March 2006, additional shares of our common stock equal to the difference between a 12% royalty and the 8% cash royalty claimed, cash damages equal to 5,800,000 shares multiplied by the highest price per share at which our shares traded publicly between the date the shares were to be issued and the date of judgment under the lawsuit, additional cash damages of $500,000, and unspecified punitive damages and attorneys’ fees and costs.  We have filed an answer and cross complaint for the return of 100,000 shares issued to Utah Oil Sands, Inc. previously.  We deny and dispute Utah Oil Sands, Inc.’s claims and we will aggressively defend the action.

In 2006, Johnny Stubbs commenced a lawsuit against our wholly-owned subsidiary, Barnico Drilling, Inc., in the 402nd Judicial District Court of Wood County, Texas.  The plaintiff was allegedly hit in the eye when he used a hammer to change a tong die.  In a case such as this, the plaintiff must prove that Barnico was somehow negligent in failing to provide either proper equipment to do the job or in failing to provide a safe place to do the work.  Barnico asserts that it provided adequate safety equipment and that the plaintiff was advised to use it, but chose on his own not to use the safety equipment.  Barnico believes that its total exposure in this lawsuit is less than $10,000.

In 2005, Andres Delgado, by and through Liberty Mutual Insurance Company, commenced a lawsuit against Barnico Drilling, Inc. in the 87th Judicial District Court of Leon County, Texas. The plaintiff alleges that a piece of tubing fell from a Barnico drilling rig and struck him in the face.  The damages as pled for by the plaintiff are $17,185.  The case is in discovery phase.  Barnico accrued a $20,000 contingent liability related to this case as of December 31, 2005.

Phillip Dennis Carter and Teresa Walls Carter commenced a lawsuit against Barnico Drilling, Inc. in the 349th Judicial District Court of Anderson County, Texas.  The plaintiff sued Barnico and four other entities complaining that he was employed by Barnico and on December 8, 2004, while working on a drilling rig in Anderson County, Texas, he was injured while trying to climb down from a drilling rig.  The plaintiff alleges that Barnico was negligent in various manners and alleges that he suffered disabling and serious personal injuries.

In December 2002, Roy Vest commenced a lawsuit against Barnico Drilling, Inc. in the 87th Judicial District Court of Anderson County, Texas.  The plaintiff alleges that he was an employee of Barnico, at a time when he was injured on the job.  Barnico is a non-subscriber under worker’s compensation.  Discovery has been conducted, but the Plaintiff has not prosecuted this case nor taken any other action in this case nearly two years.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2006, we sold the following equity securities that were not registered under the Securities Act:

Date	Description	Number	Purchaser and Recipient	Proceeds	Consideration	Exemption[10,11]
Jul 4, 06	Stock options [1]	350,000	Michael Studdard	Nil	Management services	Exempt under Sec. 4(2)
Jul 4, 06	Stock options [1]	350,000	George D. Barnes	Nil	Management services	Exempt under Sec. 4(2)
Jul 4, 06	Stock options [1]	350,000	Tom J. Temples	Nil	Management services	Exempt under Sec. 4(2)

Jul 25, 06	Senior Secured Convertible Notes [2]	$20,000,000 in principal amount	Castlerigg Master Investments Ltd.	$20,000,000[9]	Cash	Exempt under Sec. 4(2)
Jul 25, 06	Series A Warrants [3]	28,571,429	Castlerigg Master Investments Ltd.	Nil	Warrants attached to Senior Secured Convertible Notes	Exempt under Sec. 4(2)
Jul 25, 06	Series B Warrants [4]	10,000,000	Castlerigg Master Investments Ltd.	Nil	Warrants attached to Senior Secured Convertible Notes	Exempt under Sec. 4(2)
Jul 25, 06	Senior Secured Convertible Notes [2]	$7,500,000 in principal amount	Cornell Capital Partners, LP	$7,500,000 [9]	Cash	Exempt under Sec. 4(2)
Jul 25, 06	Series A Warrants [3]	10,714,286	Cornell Capital Partners	Nil	Warrants attached to Senior Secured Convertible Notes	Exempt under Sec. 4(2)
Jul 25, 06	Series B Warrants [4]	3,750,000	Cornell Capital Partners	Nil	Warrants attached to Senior Secured Convertible Notes	Exempt under Sec. 4(2)
Jul 25, 06	Senior Secured Convertible Notes [2]	$2,500,000 in principal amount	Highbridge International LLC	$2,500,000 [9]	Cash	Exempt under Sec. 4(2)
Jul 25, 06	Series A Warrants [3]	3,571,429	Highbridge International LLC	Nil	Warrants attached to Senior Secured Convertible Notes	Exempt under Sec. 4(2)
Jul 25, 06	Series B Warrants [4]	1,250,000	Highbridge International LLC	Nil	Warrants attached to Senior Secured Convertible Notes	Exempt under Sec. 4(2)
Jul 25, 06	Senior Secured Convertible Notes [2]	$1,500,000 in principal amount	CAMOFI Master LDC	$1,500,000 [9]	Cash	Exempt under Sec. 4(2)
Jul 25, 06	Series A Warrants [3]	2,142,857	CAMOFI Master LDC	Nil	Warrants attached to Senior Secured Convertible Notes	Exempt under Sec. 4(2)
Jul 25, 06	Series B Warrants [4]	745,000	CAMOFI Master LDC	Nil	Warrants attached to Senior Secured Convertible Notes	Exempt under Sec. 4(2)
Jul 25, 06	Senior Secured Convertible Notes [2]	$450,000 in principal amount	GunnAllen Financial, Inc.	$450,000 [9]	Investment banking fees in respect of the offering of Senior Secured Convertible Notes	Exempt under Sec. 4(2)
Jul 25, 06	Series A Warrants [3]	642,857	GunnAllen Financial	Nil	Warrants attached to Senior Secured Convertible Notes	Exempt under Sec. 4(2)
Jul 25, 06	Series B Warrants [4]	225,000	GunnAllen Financial	Nil	Warrants attached to Senior Secured Convertible Notes	Exempt under Sec. 4(2)
Jul 25, 06	Senior Secured Convertible Notes [2]	$400,000 in principal amount	Sam Del Presto	$400,000 [9]	Consulting services in connection with the offering of Senior Secured Convertible Notes	Exempt under Sec. 4(2)
Jul 25, 06	Series A Warrants [3]	571,429	Sam Del Presto	Nil	Warrants attached to Senior Secured Convertible Notes	Exempt under Sec. 4(2)
Jul 25, 06	Series B Warrants [4]	200,000	Sam Del Presto	Nil	Warrants attached to Senior Secured Convertible Notes	Exempt under Sec. 4(2)
Jul 25, 06	Warrants [5]	100,000	Sam Del Presto	Nil	Consulting services in connection with the offering of Senior Secured Convertible Notes	Exempt under Sec. 4(2)
Jul 25, 06	Warrants [5]	371,429	GunnAllen Financial, Inc.	Nil	Investment banking fees in respect of the offering of Senior Secured Convertible Notes	Exempt under Sec. 4(2)
Jul 25, 06	Warrants [5]	325,000	Ehrenkrantz King Nussbaum Inc. ITF John O’Brien	Nil	Placement agent fees in respect of the offering of Senior Secured Convertible Notes	Exempt under Sec. 4(2)
Jul 25, 06	Warrants [5]	325,000	Ehrenkrantz King Nussbaum Inc. ITF Robert Nathan	Nil	Placement agent fees in respect of the offering of Senior Secured Convertible Notes	Exempt under Sec. 4(2)
Jul 25, 06	Warrants [5]	650,000	Ehrenkrantz King Nussbaum Inc. ITF MFN LLC	Nil	Placement agent fees in respect of the offering of Senior Secured Convertible Notes	Exempt under Sec. 4(2)

Jul 25, 06	Warrants [6]	210,000	Cole Business Development, LLC	Nil	Professional services in connection with the offering of Senior Secured Convertible Notes	Exempt under Sec. 4(2)
Jul 25, 06	Warrants [7]	170,000	Cole Business Development, LLC	Nil	Professional services in connection with the offering of Senior Secured Convertible Notes	Exempt under Sec. 4(2)
Jul 25, 06	Warrants [6]	180,000	KM Ward Inc.	Nil	Professional services in connection with the offering of Senior Secured Convertible Notes	Exempt under Sec. 4(2)
Jul 25, 06	Warrants [7]	170,000	KM Ward Inc.	Nil	Professional services in connection with the offering of Senior Secured Convertible Notes	Exempt under Sec. 4(2)
Jul 25, 06	Warrants [6]	10,000	Marc Lederer	Nil	Professional services in connection with the offering of Senior Secured Convertible Notes	Exempt under Sec. 4(2)
Jul 25, 06	Warrants [7]	10,000	Marc Lederer	Nil	Professional services in connection with the offering of Senior Secured Convertible Notes	Exempt under Sec. 4(2)
Jul 26, 06	Common stock	625,000	George D. Barnes	$1,326,000	Shares of Barnico Drilling, Inc.	Exempt under Sec. 4(2)
Jul 26, 06	Common stock	625,000	JoAnn Barnes	$1,326,000	Shares of Barnico Drilling, Inc.	Exempt under Sec. 4(2)
Jul 26, 06	Common stock	625,000	H.E. Barnes	$1,326,000	Shares of Barnico Drilling, Inc.	Exempt under Sec. 4(2)
Jul 26, 06	Common stock	625,000	LaDeena Barnes Smith	$1,326,000	Purchase of shares of Barnico Drilling, Inc.	Exempt under Sec. 4(2)
Jul 26, 06	Common stock	1,500,000	Roboco Energy, Inc.	$3,182,000	Anderson, Freestone and Jones Counties mineral rights	Exempt under Sec. 4(2)
Sep 6, 06	Common stock	200,000	John Punzo	$100,000	Stock option exercise for cash	Exempt under Reg. S
Sep 6, 06	Common stock	357,143	Prophetic Limited	$500,000	Private placement of units for cash	Exempt under Reg. S
Sep 6, 06	Warrants [8]	746,429	Prophetic Limited	Nil	Warrants attached to units	Exempt under Reg. S
Sep 6, 06	Common stock	175,000	Cole Business Development, LLC	$320,250	Professional services in connection with the offering of Senior Secured Convertible Notes	Exempt under Sec. 4(2)
Sep 6, 06	Common stock	75,000	KM Ward Inc.	$137,250	Professional services in connection with the offering of Senior Secured Convertible Notes	Exempt under Sec. 4(2)
Sep 6, 06	Common stock	25,000	Glen Wallace	$6,250	Stock option exercise for cash	Exempt under Reg. S
Sep 6, 06	Common stock	75,000	Glen Wallace	$37,500	Stock option exercise for cash	Exempt under Reg. S
Sep 6, 06	Common stock	103,049	Ehrenkrantz King Nussbaum Inc. ITF John O’Brien	Nil	Cashless exercise of 325,000 warrants	Exempt under Sec. 4(2)
Sep 6, 06	Common stock	103,049	Ehrenkrantz King Nussbaum Inc. ITF Robert Nathan	Nil	Cashless exercise of 325,000 warrants	Exempt under Sec. 4(2)

1.

Stock options exercisable at $1.50 per share until June 15, 2009

2.

The senior secured convertible notes are convertible into shares of our common stock at an initial price of $1.40 per share.  Refer to note 9 to our September 30, 2006 financial statements for additional terms.

3.

The Series A warrants are exercisable at an initial price of $1.40 per share until July 25, 2011.

4.

Upon us requiring the holders to convert the senior secured convertible notes, the Series B warrants are exercisable at an initial price of $1.40 per share until July 25, 2011.

5.

Warrants exercisable at $1.40 per share until July 25, 2011

6.

Warrants exercisable at $5.00 per share until July 25, 2011

7.

Warrants exercisable at $8.00 per share until July 25, 2011

8.

Warrants exercisable at $1.40 per share until July 21, 2011

9.

We issued warrants to purchase a total of 3,521,429 shares of common stock as compensation for professional services provided in connection with the July 25, 2006 placement of senior secured convertible notes, as indicated in this table

10.

With respect to sales designated by "Sec. 4(2)," these shares were issued pursuant to the exemption from registration contained in to Section 4(2) of the Securities Act of 1933 as privately negotiated, isolated, non-recurring transactions not involving any public offer or solicitation.  Each purchaser represented that such purchaser's intention to acquire the shares for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser and the transfer agent affixed the appropriate legends.  Each purchaser was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

11.

With respect to sales designated by "Reg. S," these shares were issued pursuant to the exemptions from registration contained in Regulation S promulgated under the Securities Act of 1933 on the basis of representations made by the each purchaser that the purchaser was not a "U.S. person," as that term is defined under Regulation S, and that such purchaser was not acquiring the shares for the account or benefit of a U.S. person. Each purchaser further represented that such purchaser's intention to acquire the shares for investment only and not with a view toward distribution. We did not engage in a distribution of this offering in the United States. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser in accordance with Regulation S and the transfer agent affixed the appropriate legends. Each purchaser was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

In July 2006, we cancelled 7,758,000 shares of our common stock registered in our name and formerly held as security for our convertible debentures issued in January 2006.

On October 3, 2006, we issued an additional 700,000 warrants and 300,000 warrants, respectively, to GunnAllen Financial, Inc. and Sam Del Presto in respect of investment banking and consulting services in connection with the offering of senior secured convertible notes. These warrants are exercisable at $1.40 per share until July 25, 2011.

Item 3.   Defaults Upon Senior Securities

There were no material defaults with respect to any of our indebtedness during the third quarter of 2006.

Item 4.   Submission of Matters to a Vote of Security Holders

At our special meeting of shareholders held on September 22, 2006, our shareholders approved, by a margin of 10,972,024 votes for, 9,200 votes against and no abstentions or broker non-votes, the increase in our authorized capital to 302,000,000 shares, of which 2,000,000 are designated as preferred stock and 300,000,000 are designated as common stock.  A copy of our amended Certificate of Incorporation is filed with the Securities and Exchange Commission as Exhibit 3.1 hereto.

Item 5.   Other Information

Not applicable

Item 6.   Exhibits and Reports on Form 8-K

Index of Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit No.	Description
3.1 *	Amended certificate of incorporation dated September 26, 2006
4.1

Form of Warrant to purchase common stock at an exercise price of $0.60 per share, in connection with the Securities Purchase Agreement by and between the Company and Cornell Capital Partners, LP, dated January 12, 2006 (incorporated by reference to the Exhibits to the Current Report on Form 8-K dated January 23, 2006 (File No. 000-32593))

4.2

Form of Warrant to purchase common stock at an exercise price of $0.80 per share, in connection with the Securities Purchase Agreement by and between the Company and Cornell Capital Partners, LP, dated January 12, 2006 (incorporated by reference to the Exhibits to the Current Report on Form 8-K dated January 23, 2006 (File No. 000-32593))

4.3

Form of Warrant to purchase common stock at an exercise price of $1.00 per share, in connection with the Securities Purchase Agreement by and between the Company and Cornell Capital Partners, LP, dated January 12, 2006 (incorporated by reference to the Exhibits to the Current Report on Form 8-K dated January 23, 2006 (File No. 000-32593))

4.4	Form of Senior Secured Convertible Note dated July 25, 2006 (incorporated by reference to the Exhibits to the Current Report on Form 8-K dated July 27, 2006 (File No. 000-32593))
4.5	Form of Warrant dated July 25, 2006 (incorporated by reference to the Exhibits to the Current Report on Form 8-K dated July 27, 2006 (File No. 000-32593))
10.1	Securities Purchase Agreement dated July 25, 2006 (incorporated by reference to Exhibit 4.11 to the Current Report on Form 8-K dated August 23, 2006 (File No. 000-32593))
10.2

Registration Rights Agreement by and among the Company, Castlerigg Master Investments Ltd., Cornell Capital Partners, LP, Highbridge Capital Management, LLC, CAMOFI Master LDC, GunnAllen Financial, Inc. and Sam Del Presto dated July 25, 2006 (incorporated by reference to Exhibit 4.14 to the Current Report on Form 8-K dated August 23, 2006 (File No. 000-32593))

10.3	Security Agreement by and between the Company and dated July 25, 2006 (incorporated by reference to Exhibit 4.15 to the Current Report on Form 8-K dated August 23, 2006 (File No. 000-32593))
10.4

Intercreditor and Subordination Agreement by and among the Company, Wentworth Oil & Gas, Inc., Cornell Capital Partners, LP and Castlerigg Master Investments Ltd. dated July 25, 2006 (incorporated by reference to Exhibit 4.16 to the Current Report on Form 8-K dated July 27, 2006 (File No. 000-32593))

10.5

Pledge Agreement by the Company and Wentworth Oil & Gas, Inc. dated July 25, 2006 (incorporated by reference to Exhibit 4.17 to the Current Report on Form 8-K dated August 23, 2006 (File No. 000-32593))

10.6	Guaranty Agreement by Wentworth Oil & Gas, Inc. dated July 25, 2006 (incorporated by reference to Exhibit 4.18 to the Current Report on Form 8-K dated August 23, 2006 (File No. 000-32593))
10.7

Letter Agreement by and between the Company and Cornell Capital Partners, LP dated July 20, 2006 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K dated August 23, 2006 (File No. 000-32593))

10.8

Letter Agreement by and between the Company and Cornell Capital Partners, LP dated July 25, 2006 (incorporated by reference to the Exhibits to the Current Report on Form 8-K dated August 23, 2006 (File No. 000-32593))

10.9

Placement Agent Agreement by and between the Company and Ehrenkrantz King Nussbaum, Inc. dated April 5, 2006, as amended June 30, 2006 (incorporated by reference to Exhibits 10.8, 10.9 and 10.10 to the Current Report on Form 8-K dated August 23, 2006 (File No. 000-32593))

10.10

Investment Banking Agreement by and between Wentworth Energy, Inc. and GunnAllen Financial, Inc. dated April 7, 2006, as amended July 17, 2006 (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K dated August 23, 2006 (File No. 000-32593))

10.11

Professional Services Agreement by and between Wentworth Energy, Inc. and Cole Business Development, LLC dated June 7, 2006 (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K dated August 23, 2006 (File No. 000-32593))

10.12

Engagement Agreement by and between Wentworth Energy, Inc. and Sam Del Presto dated April 12, 2006, as amended April 12, 2006, as further amended July 7, 2006, as further amended July 21, 2006 and as further amended July 23, 2006 (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K dated August 23, 2006 (File No. 000-32593))

10.13

Pledge Agreement by Barnico Drilling, Inc. dated August 8, 2006 (incorporated by reference to Exhibit 10.32 to the Registration Statement under the Securities Act of 1933 on Form SB-2 dated August 24, 2006 (File No. 333-136878))

10.14

Guaranty Agreement by Barnico Drilling, Inc. dated August 8, 2006 (incorporated by reference to Exhibit 10.33 to the Registration Statement under the Securities Act of 1933 on Form SB-2 dated August 24, 2006 (File No. 333-136878))

10.15

Joinder Agreement by and between Barnico Drilling, Inc. and Castlerigg Master Investments, Ltd. dated August 8, 2006 (incorporated by reference to Exhibit 10.34 to the Registration Statement under the Securities Act of 1933 on Form SB-2 dated August 24, 2006 (File No. 333-136878))

10.16	Consulting Agreement between Wentworth Energy, Inc. and Michael S. Studdard dated July 25, 2006 (incorporated by reference to the Exhibits to the Current Report on Form 8-K dated August 22, 2006)
10.17	Consulting Agreement between Wentworth Energy, Inc. and George Barnes, dated July 25, 2006 (incorporated by reference to the Exhibits to the Current Report on Form 8-K dated August 22, 2006)
10.18	Consulting Agreement between Wentworth Energy, Inc. and Tom J. Temples, dated July 25, 2006 (incorporated by reference to the Exhibits to the Current Report on Form 8-K dated August 22, 2006)
10.19

Incentive Stock Option Agreement between Wentworth Energy, Inc. and Michael S. Studdard, dated July 1, 2006 (incorporated by reference to the Exhibits to the Current Report on Form 8-K dated August 22, 2006)

10.20

Incentive Stock Option Agreement between Wentworth Energy, Inc. and George Barnes, dated July 1, 2006 (incorporated by reference to the Exhibits to the Current Report on Form 8-K dated August 22, 2006)

10.21

Incentive Stock Option Agreement between Wentworth Energy, Inc. and Tom J. Temples, dated July 1, 2006 (incorporated by reference to the Exhibits to the Current Report on Form 8-K dated August 22, 2006)

10.22

Incentive Stock Option Agreement between Wentworth Energy, Inc. and Michael S. Studdard, dated July 4, 2006 (incorporated by reference to the Exhibits to the Current Report on Form 8-K dated August 22, 2006)

10.23

Incentive Stock Option Agreement between Wentworth Energy, Inc. and George Barnes, dated July 4, 2006 (incorporated by reference to the Exhibits to the Current Report on Form 8-K dated August 22, 2006)

10.24

Incentive Stock Option Agreement between Wentworth Energy, Inc. and Tom J. Temples, dated July 4, 2006 (incorporated by reference to the Exhibits to the Current Report on Form 8-K dated August 22, 2006)

10.25	Agreement of Purchase and Sale of the P.D.C. Ball Limited Partnership Mineral & Royalty Estate (incorporated by reference to the Exhibits to the Current Report on Form 8-K dated August 2, 2006)
10.26

Stock Purchase Agreement between Wentworth Energy, Inc. and George Barnes, JoAnn Barnes, H.E. (Buster) Barnes and LaDeena Barnes Smith (incorporated by reference to the Exhibits to the Current Report on Form 8-K dated August 2, 2006)

31.1	Rule 13a-14a/15d-14(a) Certification by Chief Executive Officer
31.2	Rule 13a-14a/15d-14(a) Certification by Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by Chief Financial Officer

* Filed herewith

Reports on Form 8-K

During the third fiscal quarter of 2006, we filed the following Form 8-Ks, the full text of which is available from the EDGAR database, and which are incorporated by reference in this Form 10-QSB:

Filing Date	Description
July 27, 2006	Item 1.01 Entry into a material definitive agreement Item 3.02 Unregistered sales of equity securities Item 7.01 Regulation FD disclosure Item 8.01 Other events Item 9.01 Exhibits
August 2, 2006	Item 1.01 Entry into a material definitive agreement Item 2.01 Completion of acquisition or disposition of assets Item 9.01 Exhibits
August 2, 2006	Item 1.01 Entry into a material definitive agreement Item 2.01 Completion of acquisition or disposition of assets Item 9.01 Exhibits
August 22, 2006	Item 1.01 Entry into a material definitive agreement Item 5.02 Departure of directors or principal officers; election of directors; appointment of principal officers Item 9.01 Exhibits
August 24, 2006	Item 9.01 Exhibits
September 22, 2006	Item 2.01 Completion of acquisition or disposition of assets Item 9.01 Financial statements and exhibits
September 26, 2006	Item 1.01 Entry into a material definitive agreement Item 2.01 Completion of acquisition or disposition of assets Item 9.01 Financial statements and exhibits

Subsequent to the end of the third quarter of 2006, we filed the following Form 8-K, the full text of which is available from the EDGAR database, and which are incorporated by reference in this Form 10-QSB:

Filing Date	Description
November 7, 2006	Item 1.01 Entry into a material definitive agreement Item 9.01 Financial statements and exhibits

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WENTWORTH ENERGY, INC.

Date

November 20, 2006

/s/ John Punzo

John Punzo, Chief Executive Officer

Date

November 20, 2006

/s/ Francis K. Ling

Francis K. Ling, Chief Financial

Officer and principal accounting

officer

Exhibit 3.1.   Amended Certificate of Incorporation Dated September 26, 2006

AMENDED CERTIFICATE OF INCORPORATION OF WENTWORTH ENERGY, INC.

TO THE SECRETARY OF STATE

STATE OF OKLAHOMA:

We, the undersigned, whose names and addresses are shown below, being a person legally competent to amend the Certificate of Incorporation pursuant to the provisions of the "Oklahoma General Corporation Act" of the State of Oklahoma, do hereby execute and submit the following Second Amendment to the Certificate of Incorporation of Wentworth Energy, Inc. which was originally incorporated on October 31, 2000 as Avondale Capital I Corp. and amended on February 28, 2005 and on June 15, 2006.

1.

The Article number 5 is amended in its entirety to read:

“5.

The aggregate number of shares which the Corporation shall have the authority to allot is 302,000,000 of which 300,000,000 shares shall be common stock of a par value of $0.001 each, amounting to an aggregate of $300,000.00 and of which 2,000,000 shares shall be preferred stock with a par value of $0.001 each, amounting to an aggregate of $2,000.00.

“The Board of Directors is authorized to issue the capital stock in one or more classes or one or more series of stock within any class thereof and which classes or series may have such voting powers, full or limited, or no voting powers, and such designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions thereof, shall be stated and expressed in the resolution or resolutions providing for the use issue of such stock adopted by the Board of Directors.”

Such amendment of the Certificate was proposed and adopted by resolutions of the Shareholders and the Directors of the Corporation on September 22, 2006 pursuant to the provisions of Title 18, Section 1077 of the Oklahoma Statutes.  We do hereby certify that all other provisions of the Certificate of Incorporation as filed with the Oklahoma Secretary of State on October 31, 2000 and amended on February 28, 2005 and on June 15, 2006, subject to this Third Amendment, remain in full force and effect.

IN WITNESS WHEREOF, this Corporation has caused to be signed by its President and attested by its Secretary this 26th day of September, 2006.

Wentworth Energy, Inc., an Oklahoma Corporation

By:  /s/ Michael Studdard

       Michael Studdard, President

ATTEST

/s/ John Punzo

John Punzo, Secretary

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

November 20, 2006

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

November 20, 2006

/s/ Francis K. Ling

Francis K. Ling, Chief Financial Officer

Exhibit 32.1.   Section 1350 Certification by Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wentworth Energy, Inc. (the “Company”) on Form 10-QSB for the quarter ending September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John Punzo, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John Punzo

John Punzo, Chief Executive Officer

November 20, 2006

Exhibit 32.2.   Section 1350 Certification by Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wentworth Energy, Inc. (the “Company”) on Form 10-QSB for the quarter ending September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Francis K. Ling, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Francis K. Ling

Francis K. Ling, Chief Financial Officer

November 20, 2006