Form 10QSB/A
period 2005-03-31
Wentworth Energy, Inc.
filed 2006-12-20
CIK 1138932

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

PART I B FINANCIAL INFORMATION

Item 1.   Financial Statements

Page
Consolidated Statements of Operations and Deficit	3
Consolidated Balance Sheets	4
Consolidated Statement of Stockholders’ Equity (Deficit)	5-6
Consolidated Statements of Cash Flows	7
Notes to the Consolidated Financial Statements	8-13

The information in this amended Form 10-QSB includes the following changes from the original filing:

1.

we provide additional disclosure concerning stock options granted during the quarter ended March 31, 2005 in our financial statements;

2.

the notes to our financial statements for the period ended March 31, 2005 include additional and expanded disclosure of our significant accounting policies concerning measurement uncertainty, loss per share and stock based compensation.

3.

in our discussion of our plan of operations, we removed the references to expected reserves on our interest in the J.B. Henry #1 well and the coal property we agreed to purchase because these are not proved reserves; and

4.

in Management’s Discussion and Analysis of Financial Condition and Results of Operations, we added a discussion of our critical accounting policies and expanded the disclosure.

All business and historical information is as of the original filing date, does not reflect subsequent events and may include prospective information that has been superseded in subsequent Securities and Exchange Commission filings.

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(an Exploration Stage Enterprise)

Statement of Operations and Deficit

(Expressed in US Dollars) (Unaudited)

Cumulative,

                        3 months ended

Inception to

                   March 31,

March 31, 2005

2005

2004

Revenue	$ 100,740	$ -	$ -

Administrative expenses
Amortization	1,889	-	-
Consulting	1,805	1,805	-
Office and miscellaneous	57,341	624	56
Professional fees	67,274	4,638	1,250
Transfer agent	300	-	-

	128,609	7,067	1,306

Loss from continuing operations	(27,869)	(7,067)	(1,306)

Loss from discontinued operations	(6,569)	-	-

Loss for the period	(34,438)	(7,067)	(1,306)

Deficit, beginning of period	-	(27,371)	(20,065)

Deficit accumulated during the exploration stage	$ (34,438)	$ (34,438)	$ (21,371)

Basic and diluted loss per share before discontinued operations		$ (0.00)	$ (0.00)

Basic and diluted loss per share		$ (0.00)	$ (0.00)

Weighted average shares outstanding		6,200,000	4,770,000

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(an Exploration Stage Enterprise)

Balance Sheet

(Expressed in US Dollars) (Unaudited)

  March 31,

December 31,

2005

2004

Assets

Current
Cash	$ 60,891	$ -
Accounts receivable	2,000	-
Prepaid expenses	12,500	-

	$ 75,391	$ -

Liabilities

Current
Accounts payable and accrued liabilities	$ 43,208	$ 12,250
Loan from related company	18,500	-

Total current liabilities	61,708	12,250

Stockholders’ Equity (Deficit)

Common stock, $0.001 par value
48,000,000 shares authorized
9,870,000 shares outstanding	9,870	4,770

Preferred stock, $0.001 par value
2,000,000 shares authorized
Nil shares issued and outstanding	-	-

Additional paid in capital	38,251	10,351

Deficit accumulated during the exploration stage	(34,438)	(27,371)

	13,683	(12,250)

	$ 75,391	$ -

Subsequent events (note 8)

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(an Exploration Stage Enterprise)

Statement of Stockholders’ Equity (Deficit)

(Expressed in US Dollars) (Unaudited)

For the period from Inception to March 31, 2005

	Number of shares	Par value	Additional Paid in Capital	Deficit Accumulated During the Exploration Stage	Total

October 31, 2000 issuance of common stock for cash	3,000,000	$ 3,000	$ -	$ -	$ 3,000

December 31, 2000 issuance of common stock for cash	590,000	590	590	-	1,180

Net loss for the period	-	-	-	(298)	(298)

Balance, December 31, 2000	3,590,000	3,590	590	(298)	3,882

January 31, 2001 issuance of common stock for cash	510,000	510	510	-	1,020

December 31, 2001 issuance of stock to Prchase FHW, Inc.	10,000	10	9,251	-	9,261

December 31, 2001 issuance of common stock for cash	520,000	520	-	-	520

Net income for the period	-	-	-	3,034	3,034

Balance, December 31, 2001	4,630,000	4,630	10,351	2,736	17,717

Net loss for the period	-	-	-	(10,135)	(10,135)

Balance, December 31, 2002	4,630,000	4,630	10,351	(7,399)	7,582

January 1, 2003 issuance of common stock for cash	140,000	140	-	-	140

Net loss for the period	-	-	-	(12,666)	(12,666)

Balance, December 31, 2003	4,770,000	4,770	10,351	(20,065)	(4,944)

Net loss for the period	-	-	-	(7,306)	(7,306)

Balance, December 31, 2004	4,770,000	4,770	10,351	(27,371)	(12,250)

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(an Exploration Stage Enterprise)

Statement of Stockholders’ Equity (Deficit) (continued)

(Expressed in US Dollars) (Unaudited)

For the period from Inception to March 31, 2005

Number of shares	Par value	Additional Paid in Capital	Deficit Accumulated During the Exploration Stage	Total

Balance, December 31, 2004	4,770,000	4,770	10,351	(27,371)	(12,250)

February 22, 2005 issuance of common stock for cash	2,000,000	2,000	-	-	2,000

March 15, 2005 issuance of common stock for cash	3,000,000	3,000	27,000	-	30,000

March 15, 2005 issuance of common stock for services	100,000	100	900	-	1,000

Net loss for the period	-	-	-	(7,067)	(7,067)

Balance March 31, 2005	9,870,000	$ 9,870	$ 38,251	$ (34,438)	$ 13,683

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(an Exploration Stage Enterprise)

Statement of Cash Flows

(Expressed in US Dollars) (Unaudited)

Cumulative,

                         3 months ended

   Inception to

                                March 31,

March 31, 2005

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

Supplemental cash flow information
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(an Exploration Stage Enterprise)

Notes to the Financial Statements

(Expressed in US Dollars) (Unaudited)

March 31, 2005

1.

Nature of Operations

The Company was incorporated in the State of Oklahoma on October 31, 2000.  During the year ended December 31, 2003 the Company ceased its consulting operations.  Subsequent to December 31, 2004 the Company is involved in the exploration of oil and gas properties, under the agreements disclosed in note 4.

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

The unaudited consolidated financial information has been prepared in accordance with the Company’s customary accounting policies and practices.  In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of results for the interim period, have been included.  The financial information presented should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2004 included in the Company’s Form 10-KSB/A.

2.

Significant Accounting Policies

a)

Exploration stage company

The Company is considered to be in the exploration stage as defined in Statement of Financial Accounting Standards No. 7.

b)

Loss per share

Basic loss per share has been calculated based on the weighted average number of common shares outstanding during the period.  The Company uses the treasury stock method of calculating fully diluted per share amounts whereby any proceeds from the exercise of stock options or other dilutive instruments are assumed to be used to purchase common shares at the average market price during the period.  The dilutive effect of convertible securities is reflected in diluted loss per share by application of the if-converted method.  Under this method, conversion shall not be assumed for the purposes of computing diluted loss per share if the effect would be anti-dilutive.  For the three-month period ended March 31, 2005, the Company had 6,000,000 (March 31, 2004 – nil) potentially dilutive convertible securities which are not included in the calculation of loss per share, because the effect would be anti-dilutive.

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

(Expressed in US Dollars) (Unaudited)

March 31, 2005

2.

Significant Accounting Policies (continued)

d)

Measurement uncertainty

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenditures during the reporting period. Significant areas requiring the use of management estimates relate to the determination of stock based compensation (see note 5).  By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant.  Actual results could differ from those reported.

e)

Stock based compensation

The Company adopted the recommendations of SFAS No. 123 (revised 2004), Share-Based Payments, on January 1, 2003, and accordingly the cost of employee services received in exchange for equity instruments is measured at fair value at the grant date.  The cost of employee services received in exchange for an award of liability instruments is measured initially at fair value and re-measured subsequently at each reporting date through the settlement date.  Equity instruments issued to non-employees are accounted for under the provisions of SFAS No. 123 (revised 2004) and EITF 96-18.

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

Significant Accounting Policies (continued)

g)

Recent accounting pronouncements (continued)

In addition, the FASB and Emerging Issues Task Force (“EITF”) have issued a variety of interpretations including the following interpretations with wide applicability:

Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses the consolidation of variable interest entities (formerly referred to as “Special-Purpose Entities”). The Interpretation is generally in effect for interim or annual periods beginning after December 15, 2003.

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

3.

Loan From Related Company

As at March 31, 2005, $18,500 (December 31, 2004  nil) included in “Loan From Related Company” was owed to Wentworth Oil & Gas, Inc., a company in which a majority interest was acquired subsequent to the period end.  Amounts due to the related company are without interest or stated terms of repayment.

4.

Acquisition of Wentworth Oil & Gas, Inc.

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

93.96

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

The fair value of stock options is charged to operations over the lesser of the vesting period or the expected life of the options.  The stock options granted during the period ended March 31, 2005 vested during subsequent periods.

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(an Exploration Stage Enterprise)

Notes to the Financial Statements

(Expressed in US Dollars) (Unaudited)

March 31, 2005

6.

Issuances of Securities

Since its inception on July 21, 2004, the Company issued the following shares of its common stock:

Date	Security	Number of Securities	Consideration			Basis for Assigning Amount
			Per Security	Total	Nature

July 21, 2004	Common stock	2,805,882	$0.001	$2,400	Cash	Agreed upon value of private placement
November26, 2004	Common stock	46,765	0.25	10,000	Services	Fair value of stock when services rendered
December 31, 2004	Common stock	1,917,353	0.10	164,000	Cash	Agreed upon value of private placement
February 22, 2005	Common stock	2,000,000	$0.001	$2,000	Cash	Agreed upon value of private placement
March 15, 2005	Common stock	3,000,000	$0.01	$30,000	Cash	Agreed upon value of private placement
March 15, 2005	Common stock	100,000	$0.01	$1,000	Services	Fair value of stock when services rendered

Total		9,870,000

7.

Commitments

a)

During the period, the Company entered into an option agreement with the limited liability members of KLE Mineral Holdings, LLC, a Kentucky Limited Liability Company (“KLE”).  Pursuant to that agreement, the Company acquired an option to purchase all of the issued and outstanding membership interests of KLE in exchange for $50,000 payable at execution of the option agreement and $10,000 per month until the acquisition of the interests is completed.  The Company also entered into an acquisition agreement with the sellers.  Pursuant to the terms of the acquisition agreement, the Company agreed to purchase all of the ownership interests of KLE in exchange for payment of $12,250,000 payable as follows:  7,500,000 shares of the Company’s common stock shall be issued to the sellers at a deemed value of $1.50 per share and payment of $1,000,000 in cash.  The closing of the acquisition shall take place between June 1, 2005 and August 31, 2005.  Any payments made to the sellers pursuant to the option agreement shall be deducted from the $1,000,000 cash payment.

b)

During the period, the Company entered into the following consulting agreements:

i)

Effective March 1, 2005, pursuant to which a consultant will be paid $1,000 per month, in cash or common shares at the option of the consultant, and a minimum of 25,000 options to be granted annually, the agreement is for a term of one year. If the agreement is terminated at the option of the Company without notice, damages are payable equal to 12 times the monthly fee.  The consultant will be paid a fee on the raising of debt or equity financing.

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

Commitments (continued)

Each of the above agreements automatically terminates if the Company discontinues or interrupts operations for a period of six months, with no further liability to either party.

8.

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

e)

In May 2005, the Company issued a Convertible Note for proceeds of $183,500.  Pursuant to the Convertible Note Agreement, the Company will pay the lender interest monthly at a rate of 12% per annum and a bonus of 30,000 shares of the common stock of the Company at a deemed price of $1.50 per share.  The Convertible Note is unsecured and is due in May 2006.  The lender has the option to convert the note into common stock of the Company at any time at a price of $1.50 per share.  A fee of $12,500 cash and 17,857 shares in the common stock of the Company at a deemed price of $0.70 per share was paid in respect of the Convertible Note.

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

Wentworth Oil & Gas, Inc. owns an 18% working interest in a gas project located in McMullen County approximately 60 miles south of San Antonio, Texas.  Located upon the lease are two 10,000 foot vertical wells that lend themselves to have 1,500 foot lateral holes drilled in a northwest direction to intersect fractures in the Edwards Limestone.  One such well has had a lateral hole drilled and is in the process of being completed.

Subsequent to the end of the quarter, we issued 1,416,000 shares of our common stock to purchase 86.8% of Wentworth Oil & Gas, Inc. and we intend to purchase most of the remaining shares by June 30 by the issuance of up to an additional 216,000 of our shares.

On March 28, 2005, we entered into an agreement to purchase KLE Mineral Holdings, LLC, a Kentucky limited liability company.  Under that agreement, we have an option to purchase all of the issued and outstanding membership interests of KLE in exchange for $50,000 and $10,000 per month until the purchase is completed.  We also entered into a purchase agreement with the sellers, under which we agreed to buy all of the ownership interests of KLE in exchange for payment of $12,250,000 payable as follows:  7,500,000 shares of our common stock to be issued to the vendors at a deemed price of $1.50 per share, and $1,000,000 in cash.  The closing of the purchase will take place before August 31, 2005.  Any payments made under the option agreement will be deducted from the $1,000,000 cash payment.

During the first quarter of 2005, we issued 2,550,000 pre-split shares of our common stock by private placements to raise $33,000, and we issued a further 4,935,000 shares in the form of a 2:1 forward stock split.  Subsequent to the end of the quarter we issued additional common stock and convertible notes to raise approximately $400,000 of additional capital.  Further equity funds will need to be raised in the ensuing 12 months to finance operations and exploration of the coal and oil and gas projects.

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

As of March 31, 2005, we had cash on hand of $60,891 and working capital of $13,683.  This represents an improvement in working capital of $25,933 since our December 31, 2004 year end.  Shareholders’ equity improved by a similar amount since our December 31, 2004 year end as a result of two private placements of common stock totaling $33,000 (see “Plan of Operations”), offset by our loss for the quarter of $7,067.

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

Critical accounting policies are defined as those significant accounting policies that are most critical to an understanding of a company’s financial condition and results of operation.  We believe that the following significant accounting policy will be most critical to an evaluation of our future financial condition and results of operations.

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

Item 3.   Controls and Procedures

Our Chief Executive Officer and acting Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this quarterly report on Form 10-QSB/A, that our disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2005, we sold the following equity securities that were not registered under the Securities Act:

Date	Description	Number	Purchaser	Proceeds	Consideration	Exemption [3,4]
Feb 22, 05	Common stock	2,000,000 [1]	Firemark Capital, LLC	$2,000	Cash	Sec. 4(2)
Mar 15, 05	Common stock	625,000 [1]	Paradigm Process Inc.	$6,250	Cash	Reg. S
Mar 15, 05	Common stock	625,000 [1]	USGL Holdings Inc.	$6,250	Cash	Sec. 4(2)
Mar 15, 05	Common stock	100,000 [1]	Peter Henricsson	$1,000	Services [2]	Reg. S
Mar 15, 05	Common stock	500,000 [1]	Fay Russell	$5,000	Cash	Sec. 4(2)
Mar 15, 05	Common stock	750,000 [1]	Biarritz Productions Inc.	$7,500	Cash	Reg. S
Mar 15, 05	Common stock	500,000 [1]	LNG Consulting	$5,000	Cash	Sec. 4(2)
Mar 24, 05	Common stock	2,385,000	Various	Nil	2:1 stock split	Sec. 4(2)
Total		7,485,000		$33,000

1.

Adjusted for the 2:1 forward stock split March 24, 2005.

2.

On March 15, 2005, we issued 100,000 shares of our common stock in exchange for oil and gas consulting services provided to the Company by a vendor who accepted the shares in lieu of $1,000 in cash compensation.  The shares were issued under the exemption from registration provided by Regulation S of the Securities Act of 1933, as the sale was made to a person that was not a “U.S. person,” as that term is defined under Regulation S, and that person was not acquiring the shares for the account or benefit of a U.S. person. There was no public offer or solicitation involved, and there were no underwriters involved in the issuance.

3.

Shares that were issued pursuant to the exemption from registration contained in to Section 4(2) of the Securities Act of 1933 were issued in privately negotiated, isolated, non-recurring transactions not involving any public offer or solicitation.  Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser and the transfer agent affixed the appropriate legends.  Each purchaser was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

4.

Shares that were issued pursuant to the exemptions from registration contained in Regulation S promulgated under the Securities Act of 1933 were issued on the basis of representations made by the each purchaser that the purchaser was not a “U.S. person,” as that term is defined under Regulation S, and that such purchaser was not acquiring the shares for the account or benefit of a U.S. person. Each purchaser further represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. We did not engage in a distribution of this offering in the United States. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser in accordance with Regulation S and the transfer agent affixed the appropriate legends. Each purchaser was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

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

December 14, 2006

/s/ John Punzo

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

December 14, 2006

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

December 18, 2006

/s/ Francis K. Ling

Francis K Ling, Chief Financial Officer

Exhibit 32.1.   Section 1350 Certification by Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wentworth Energy, Inc. (the ACompany@) on Form 10-QSB/A for the quarter ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the AReport@), I, John G. Punzo, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John Punzo

John G. Punzo, Chief Executive Officer

December 14, 2006

Exhibit 32.2.   Section 1350 Certification by President and Acting Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wentworth Energy, Inc. (the ACompany@) on Form 10-QSB/A for the quarter ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the AReport@), I, Francis K. Ling, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Francis K. Ling

Francis K. Ling, Chief Financial Officer

December 18, 2006