Form 10QSB/A
period 2005-06-30
Wentworth Energy, Inc.
filed 2006-12-20
CIK 1138932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A-2

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

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

Page
Consolidated Statements of Operations and Deficit	3
Consolidated Balance Sheets	4
Consolidated Statement of Stockholders’ Equity (Deficit)	5
Consolidated Statements of Cash Flows	6
Notes to the Consolidated Financial Statements	7 - 18

The information in this amended Form 10-QSB includes the following changes from the original filing and from the first amendment filed on September 1, 2006:

1.

our financial statements for the three-month and six-month periods ended June 30, 2005 are restated to record the value of stock options vesting during the period based on revised estimates of the volatility of our stock; and.

2.

the notes to our financial statements for the period ended June 30, 2005 include additional and expanded disclosure of our significant accounting policies concerning oil and gas activities, impairment of long-lived assets, asset retirement obligations, foreign currency translation, loss per share and stock based compensation, and our business combination.

All business and historical information is as of the original filing date, does not reflect subsequent events and may include prospective information that has been superseded in subsequent Securities and Exchange Commission filings.

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(an Exploration Stage Enterprise)

Consolidated Statements of Operations and Deficit

(Expressed in US Dollars) (Unaudited)

	Cumulative Inception to June 30, 2005	3 months ended June 30, 2005	6 months ended June 30, 2005
	Restated	Restated	Restated
Revenue	$ -	$ -	$ -

Administrative expenses
Amortization	548	307	307
Consulting (including stock based compensation)	623,177	550,826	552,631
Finance costs	6,667	6,667	6,667
Impairment of oil and gas property	108,534	-	108,534
Interest and bank charges	23,633	17,376	23,443
Management fees	123,484	97,839	97,839
Office and miscellaneous	35,690	14,486	14,486
Property evaluation costs	10,000	10,000	10,000
Professional fees	29,697	16,115	21,344
Promotion	17,089	15,589	17,089
Regulatory authorities	673	159	673
Rent	8,312	2,712	2,712
Transfer agent	4,778	2,328	2,528
Travel	31,174	18,897	18,897
Utilities	(474)	(474)	(474)

	1,022,982	752,827	876,676

Loss before other expense	(1,022,982)	(752,827)	(876,676)

Other expense
Write down of option payments	100,000	100,000	100,000

Loss for the period	(1,122,982)	(852,827)	(976,676)

Deficit, beginning of period	-	(270,155)	(146,306)

Deficit accumulated during the exploration stage	$ (1,122,982)	$ (1,122,982)	$ (1,122,982)

Basic and diluted loss per share		$ (0.08)	$ (0.11)

Weighted average shares outstanding		10,963,367	8,594,842

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(an Exploration Stage Enterprise)

Consolidated Balance Sheets

(Expressed in US Dollars) (Unaudited)

	June 30, 2005 Restated	December 31, 2004
Assets

Current
Cash	$ 20,475	$ -
Accounts receivable	3,970	2,794
Prepaid expenses	30,592	7,925

Total current assets	55,037	10,719

Unproved oil and gas property (note 4)	356,778	202,460

Equipment (note 5)	2,320	1,615

Deferred finance costs	33,333	-

	$ 447,468	$ 214,794

Liabilities

Current
Accounts payable and accrued liabilities	$ 137,885	$ 168,543
Subscriptions received	91,500	20,801
Promissory notes payable (note 6)	299,500	-
Due to related parties (note 7)	135,090	5,356

Total current liabilities	663,975	194,700

Stockholders’ Equity (Deficit)

Common stock, $0.001 par value
48,000,000 shares authorized
12,329,857 shares outstanding	12,330	4,770

Preferred stock, $0.001 par value
2,000,000 shares authorized
Nil shares issued and outstanding	-	-

Additional paid in capital	894,145	171,630

Expenses paid with common stock	-	(10,000)

Deficit accumulated during the exploration stage	(1,122,982)	(146,306)

	(216,507)	20,094

	$ 447,468	$ 214,794

Commitments and contingencies (note 11)

Subsequent events (note 12)

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(an Exploration Stage Enterprise)

Consolidated Statement of Stockholders’ Equity (Deficit)

(Expressed in US Dollars) (Unaudited)

For the period from Inception to June 30, 2005

	Number of shares	Par value	Additional Paid in Capital	Expenses prepaid with common stock	Deficit Accumulated During the Exploration Stage	Total
			Restated		Restated	Restated
July 21, 2004 issued to founders for cash, at $0.001 per share	2,805,882	$ 2,806	$ (406)	$ -	$ -	$ 2,400

November 26, 2004 issued for services, at $0.25 per share	46,765	47	9,953	(10,000)	-	-

December 31, 2004 issued by private placement for cash, at $0.10 per share	1,917,353	1,917	162,083	-	-	164,000

Net loss for the period	-	-	-	-	(146,306)	(146,306)

Balance, December 31, 2004	4,770,000	4,770	171,630	(10,000)	(146,306)	20,094

February 22, 2005 issuance of common stock for cash	2,000,000	2,000	-	-	-	2,000

March 15, 2005 issuance of common stock for cash	3,000,000	3,000	27,000	-	-	30,000

March 15, 2005 issuance of common stock for services	100,000	100	900	-	-	1,000

April 15, 2005 issuance of common stock for services	50,000	50	12,450	-	-	12,500

May 12, 2005 issuance of stock to purchase Wentworth Oil & Gas, Inc.	1,416,000	1,416	(75,730)	10,000	-	(64,314)

June 6, 2005 issuance of common stock for cash	896,000	896	223,104	-	-	224,000

June 6, 2005 issuance of common stock for debt settlement	50,000	50	12,450	-	-	12,500

June 6, 2005 issuance of common stock for bonus on convertible note	30,000	30	14,970	-	-	15,000

June 6, 2005 issuance of common stock for services	17,857	18	12,482	-	-	12,500

Stock based compensation	-	-	494,889	-	-	494,889

Net loss for the period	-	-	-	-	(976,676)	(976,676)

Balance June 30, 2005	12,329,857	$ 12,330	$ 894,145	$ -	$ (1,122,982)	$ (216,507)

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(an Exploration Stage Enterprise)

Consolidated Statements of Cash Flows

(Expressed in US Dollars) (Unaudited)

	Cumulative, Inception to June 30, 2005 Restated	3 months ended June 30, 2005 Restated	6 months ended June 30, 2005 Restated
Cash provided by (used for)

Operating activities
Income (loss) for the period	$ (1,122,982)	$ (852,827)	$ (976,676)
Adjustments for:
Amortization	548	307	307
Stock based compensation	494,889	494,889	494,889
Impairment of oil and gas properties	108,534	-	108,534
Write-down of option payments	100,000	100,000	100,000
Non-cash administrative expenses	15,232	5,211	7,732

Change in non-cash working capital items:
Accounts receivable	(3,970)	-	(1,176)
Prepaid expenses	(18,092)	(167)	(10,167)
Accounts payable and accrued liabilities	(78,004)	(74,726)	(119,087)
Due to (from) related parties	135,090	153,515	129,734

	(368,755)	(173,798)	(265,910)

Investment activities
Cash received on recapitalization	5,821	5,821	5,821
Oil and gas property purchase	(169,624)	(94,624)	(94,624)
KLE Mineral Holdings, LLC option payments	(30,000)	(30,000)	(30,000)
Equipment purchases	(2,868)	(153)	(1,012)

	(196,671)	(118,956)	(119,815)

Financing activities
Deferred finance costs	(12,500)	(12,500)	(12,500)
Proceeds from promissory notes	183,500	183,500	183,500
Subscriptions received	104,801	91,500	91,500
Issuance of shares	310,100	24,290	143,700

	585,901	286,790	406,200

Increase (decrease) in cash	20,475	(5,964)	20,475

Cash, beginning of period	-	26,439	-

Cash, end of period	$ 20,475	$ 20,475	$ 20,475

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(an Exploration Stage Enterprise)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars) (Unaudited)

June 30, 2005

1.

Nature of Operations

The company was incorporated in the State of Oklahoma on October 31, 2000.  During the year ended December 31, 2003 the company ceased its consulting operations.  Subsequent to December 31, 2004 the company is involved in the exploration of oil and gas properties, under the agreements described in note 3.  The Company is an exploration stage enterprise.

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

c)

Oil and gas activities

The company follows the full cost method of accounting for its oil and gas activities. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas properties are capitalized within the appropriate cost center.  Any internal costs that are capitalized are limited to those costs that can be directly identified with acquisition, exploration, and development activities undertaken by the company for its own account.  Capitalized costs do not include any costs related to production, general corporate overhead, or similar activities, which are expensed as incurred.  All capitalized costs within a cost center are depleted on the units-of-production method based on estimated proved reserves attributable to the oil and gas properties owned by the company.

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(an Exploration Stage Enterprise)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars) (Unaudited)

June 30, 2005

2.

Significant Accounting Policies (continued)

c)

Oil and gas activities (continued)

The Company defines its cost centers on a country-by-country basis.  Currently, all of the Company’s properties are in the United States.  For each cost center, capitalized costs less accumulated depletion and related deferred income taxes may not exceed the cost center ceiling. The cost center ceiling is equal to the sum of (a) the present value of estimated future net revenues from proved oil and gas reserves, less estimated future expenditures to be incurred in developing the proved reserves computed using a 10 percent discount factor; (b) the cost of properties not being amortized; (c) the lower of cost or fair market value of unproven properties included in the costs being amortized; and (d) income tax effects related to the differences between the book and tax basis of the properties.  Any excess is charged to expense during the period in which the excess occurs.

The carrying values of unproved oil and gas properties, which are excluded from the depletion calculation, are assessed on a quarterly basis to ascertain whether any impairment in value has occurred. Impairment is recorded if this assessment indicates the future potential net cash flows are less than the capitalized costs.

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

g)

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

h)

Loss per share

Basic loss per share has been calculated based on the weighted average number of common shares outstanding during the period.  The company uses the treasury stock method of calculating fully diluted per share amounts whereby any proceeds from the exercise of stock options or other dilutive instruments are assumed to be used to purchase common shares at the average market price during the period.  The dilutive effect of convertible securities is reflected in diluted loss per share by application of the if-converted method.  Under this method, conversion shall not be assumed for the purposes of computing diluted loss per share if the effect would be anti-dilutive.  For the period ended June 30, 2005 the Company had 6,625,000 potentially dilutive convertible securities which are not included in the calculation of earnings per share, because the effect would be anti-dilutive.

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

l)

Stock based compensation

The Company adopted the recommendations of SFAS No. 123 (revised 2004), Share-Based Payments, upon inception on July 21, 2004, and accordingly, the cost of employee services received in exchange for equity instruments is measured at fair value at the grant date.  The cost of employee services received in exchange for an award of liability instruments is measured initially at fair value and re-measured subsequently at each reporting date through the settlement date.  Equity instruments issued to non-employees are accounted for under the provisions of SFAS No. 123 (revised 2004) and EITF 96-18.

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

n)

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

These transactions resulted in the former shareholders of Wentworth Oil & Gas, Inc. owning 12.5% of the issued and outstanding shares of the common stock of Wentworth Energy, Inc. as at May 12, 2005.  The Company has accounted for the acquisition of Wentworth Oil & Gas, Inc. as a recapitalization of Wentworth Energy, Inc. pursuant to SFAS No. 141, Business Combinations,” because Wentworth Oil & Gas, Inc. was the larger of the two companies and it was the operating company, the management of Wentworth Oil & Gas, Inc. dominated that of the combined entity, and Wentworth Energy, Inc. assumed the Wentworth name concurrent with the transaction.  Accordingly, Wentworth Oil & Gas, Inc. is deemed to be the accounting acquirer and the consolidated entity is considered to be the continuation of Wentworth Oil & Gas, Inc. with the net assets of Wentworth Energy, Inc. deemed to have been purchased by Wentworth Oil & Gas, Inc., at fair value, through the issuance of capital.  Wentworth Oil & Gas, Inc. was incorporated on July 21, 2004 and accordingly operations have been presented from that date.  All financial information for 2004 is that of Wentworth Oil & Gas, Inc.

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

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(an Exploration Stage Enterprise)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars) (Unaudited)

June 30, 2005

4.

Oil and Gas Property and Related Financial Information

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

b)

Costs incurred in oil and gas property acquisition, exploration and development activities

Costs incurred in oil and gas property acquisition, exploration and development activities are summarized as follows:

June 30, 2005
Acquisitions:
Proved producing reserves	$ -
Proved non-producing reserves	-
Unproved properties	356,778
Development costs	-
Explorations costs	-
$ 356,778

5.

Equipment

	Cost	Accumulated Amortization	Net Book Value

Office equipment	$ 2,868	$ 548	$ 2,320

6.

Promissory Notes Payable

June 30, 2005
16% Convertible Note	$ 20,000

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

8.

Stock-Based Compensation

The company grants options to directors, officers, and consultants to acquire common stock.  As disclosed in note 2(i) the company has prospectively adopted the recommendations of SFAS 123(R) upon inception on July 21, 2004 with respect to stock-based compensation.

The company issued 6,625,000 options during the year to date.  The estimated fair value, as determined by a Black-Scholes option pricing model, of stock options granted and future charges to operations are set out below.

Date of grant	March 18, 2005	April 2, 2005	June 8, 2005	Total or Average

Number of options	6,000,000	400,000	225,000	6,625,000
Number expected to vest	6,000,000	400,000	225,000	6,625,000
Estimated life	2.6 years	2.8 years	2.0 years	2.6 years
Share price at date of grant	$0.25	$0.25	$0.25	$0.25
Weighted average option exercise price	$0.32	$0.38	$0.42	$0.32
Risk free interest rate	3.25%	3.25%	3.25%	3.25%
Estimated volatility	93.96%	96.96%	94.95%	94.17%
Option fair value	$0.13	$0.13	$0.09	$0.13
Compensation cost	$776,556	$52,248	$19,444	$848,248

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

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(an Exploration Stage Enterprise)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars) (Unaudited)

June 30, 2005

8.

Stock-Based Compensation (continued)

	Number of options	Currently exercisable options	Exercise price	Expiry date

Outstanding at December 31, 2004	-	-	-

Options granted	1,800,000	-	$0.50	February 28, 2009
Options granted	4,300,000	3,025,000	$0.25	February 28, 2008
Options granted	175,000	-	$0.50	February 28, 2008
Options granted	350,000	350,000	$0.25	February 28, 2007
Options exercised	-	-	-	-

Outstanding at June 30, 2005	6,625,000	3,375,000	$0.25-$0.50

The fair value of stock options is charged to operations over the lesser of the vesting period or the expected life of the options.

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(an Exploration Stage Enterprise)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars) (Unaudited)

June 30, 2005

9.

Issuances of Securities

Since its inception on July 21, 2004, the Company issued the following shares of its common stock:

Date	Security	Number of Securities	Consideration			Basis for Assigning Amount
			Per Security	Total	Nature

July 21, 2004	Common stock	2,805,882	$0.001	$2,400	Cash	Agreed upon value of private placement
November26, 2004	Common stock	46,765	0.25	10,000	Services	Fair value of stock when services rendered
December 31, 2004	Common stock	1,917,353	0.10	164,000	Cash	Agreed upon value of private placement
February 22, 2005	Common stock	2,000,000	$0.001	$2,000	Cash	Agreed upon value of private placement
March 15, 2005	Common stock	3,000,000	$0.01	$30,000	Cash	Agreed upon value of private placement
March 15, 2005	Common stock	100,000	$0.01	$1,000	Services	Fair value of stock when services rendered
April 20, 2005	Common stock	50,000	$0.25	$12,500	Consulting services	Fair value of stock when services rendered
May 12, 2005	Common stock	1,416,000	$0.001	$1,416	Stock in Wentworth Oil & Gas, Inc.	Fair value of consideration received
June 6, 2005	Common stock	50,000	$0.25	$12,500	Settlement of trade payable	Face value of trade payable
June 6, 2005	Common stock	896,000	$0.25	$224,000	Cash	Agreed upon value of private placement
June 6, 2005	Common stock	30,000	$0.50	$15,000	Bonus on convertible note investment	Agreed price
June 6, 2005	Common stock	17,857	$0.70	$12,500	Services in connection with convertible note investment	Fair value of stock when services rendered

Total		12,329,857

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

13.

Restatement of Financial Statements

The Company has restated certain of its amounts reported for 2005 to correct errors relating to the valuation of stock options granted during 2005.  The value of stock options granted in March, April and June 2005 has been increased by $494,889 based on estimated volatility of a peer group of small oil and gas exploration companies.  The following is a summary of the impact of this restatement on the Company’s consolidated balance sheet as of June 30, 2005:

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(an Exploration Stage Enterprise)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars) (Unaudited)

June 30, 2005

13.

Restatement of Financial Statements (continued)

	June 30, 2005
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Additional paid in capital	$ 399,256	$ 494,889	(a)	$ 894,145
Deficit accumulated during the exploration stage	(628,093)	(494,889)	(a)	(1,122,982)

The following is a summary of the impact of this restatement on the Company’s consolidated statement of operations and deficit for the six-month period ended June 30, 2005:

	Six-Month Period Ended June 30, 2005
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Consulting (including stock based compensation)	$ 57,742	$ 494,889	(a)	$ 552,631
Total administrative expenses	381,787	494,889		876,676
Loss before other expense	(381,787)	(494,889)		(876,676)
Loss for the period	(481,787)	(494,889)		(976,676)
Deficit accumulated during the exploration stage	(628,093)	(494,889)		(1,122,982)
Basic and diluted loss per share	(0.06)	(0.05)		(0.11)

The following is a summary of the impact of this restatement on the Company’s consolidated statement of cash flows for the six-month period ended June 30, 2005:

	Six-Month Period Ended June 30, 2005
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Income (loss) for the period	$ (481,787)	$ (494,889)	(a)	$(976,676)
Stock based compensation	-	494,889	(a)	494,889

(a)

To increase stock-based compensation in respect of the value of stock options granted during 2005 by $494,889.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

During the second quarter of 2005, we incurred a consolidated net loss of $852,827.  Making up most of this loss was $550,826 of consulting fees expense, which included $494,889 of non-cash stock based compensation expense relating to the fair value of stock options granted and $55,937 of consulting fees relating to the commencement of operations and investigation of oil and gas project opportunities, a $100,000 write-down of the payments made under the KLE Mineral Holdings, LLC option agreement (see “Plan of Operations”), and management fees of $97,839.

For the six month period ended June 30, 2005, we realized a net loss of $976,676.  Included in this loss was $552,631 of consulting fees expense, which included $494,889 of non-cash stock based compensation expense relating to the fair value of stock options granted and $57,742 of consulting fees relating to the commencement of operations and investigation of oil and gas project opportunities.  Our net loss also included a $108,534 non-cash impairment charge recorded for our subsidiary’s interest in the J.B. Henry #1 well during the first quarter of 2005.  This impairment charge was based upon an arm’s length sale of an interest in the property.  Also included in our net loss for the six-month period are management fees totalling $97,839.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2005, we sold the following equity securities that were not registered under the Securities Act:

Date	Description	Number	Purchaser	Proceeds	Consideration	Exemption(A)(B)
Apr 20, 2005	Common stock	50,000	Daniel Leonard	$ 12,500	Services(C)	Sec. 4(2)
May 12, 2005	Common stock	96,000	556369 BC Ltd.	$ 96	Stock(D)	Reg. S
May 12, 2005	Common stock	220,000	Alan Sedgwick	$ 220	Stock(D)	Reg. S
May 12, 2005	Common stock	20,000	Atlantic Contractors Ltd.	$ 20	Stock(D)	Reg. S
May 12, 2005	Common stock	20,000	Russell Shiels	$ 20	Stock(D)	Reg. S
May 12, 2005	Common stock	40,000	Calderan Ventures Ltd.	$ 40	Stock(D)	Reg. S
May 12, 2005	Common stock	220,000	USGL Holdings Inc.	$ 220	Stock(D)	Reg. S
May 12, 2005	Common stock	96,000	Christopher J. Wensley	$ 96	Stock(D)	Reg. S
May 12, 2005	Common stock	40,000	Daryl Pollock	$ 40	Stock(D)	Reg. S
May 12, 2005	Common stock	20,000	Debbie Gyles	$ 20	Stock(D)	Reg. S
May 12, 2005	Common stock	40,000	Finn R. Ronne	$ 40	Stock(D)	Reg. S
May 12, 2005	Common stock	40,000	Jeff A. Goodwin	$ 40	Stock(D)	Reg. S
May 12, 2005	Common stock	192,000	James D. Romano	$ 192	Stock(D)	Reg. S
May 12, 2005	Common stock	20,000	John Pyle	$ 20	Stock(D)	Reg. S
May 12, 2005	Common stock	116,000	Malcolm Bell	$ 116	Stock(D)	Reg. S
May 12, 2005	Common stock	8,000	Mark E. Atha	$ 8	Stock(D)	Sec. 4(2)
May 12, 2005	Common stock	120,000	PB Energy Partners Ltd	$ 120	Stock(D)	Reg. S

May 12, 2005	Common stock	8,000	Roger J. Latta	$ 8	Stock(D)	Reg. S
May 12, 2005	Common stock	40,000	Wallace Family Trust	$ 40	Stock(D)	Reg. S
May 12, 2005	Common stock	60,000	665305 BC Ltd.	$ 60	Stock(D)	Reg. S
Jun 6, 2005	Common stock	50,000	Sea Ridge Enterprises	$ 12,500	Debt settled(E)	Reg. S
Jun 6, 2005	Common stock	40,000	Antonio Fiorino	$ 10,000	Cash	Reg. S
Jun 6, 2005	Common stock	20,000	Ernest Rassi	$ 5,000	Cash	Reg. S
Jun 6, 2005	Common stock	40,000	Paula Romano	$ 10,000	Cash	Sec. 4(2)
Jun 6, 2005	Common stock	30,000	Christopher Wensley	$ 7,500	Cash	Reg. S
Jun 6, 2005	Common stock	30,000	Lori Young	$ 7,500	Cash	Reg. S

Jun 6, 2005	Common stock	20,000	Star of Texas Energy	$ 5,000	Cash	Sec. 4(2)
Jun 6, 2005	Common stock	80,000	Gino Punzo	$ 20,000	Cash	Reg. S
Jun 6, 2005	Common stock	10,000	Dean Punzo	$ 2,500	Cash	Reg. S
Jun 6, 2005	Common stock	4,000	John Mangion	$ 1,000	Cash	Reg. S
Jun 6, 2005	Common stock	4,000	Julia Zuzek	$ 1,000	Cash	Reg. S
Jun 6, 2005	Common stock	2,000	Carmine Amorelli	$ 500	Cash	Reg. S
Jun 6, 2005	Common stock	20,000	Gennaro Loverro	$ 5,000	Cash	Reg. S
Jun 6, 2005	Common stock	4,000	Gary Francis Blackburn	$ 1,000	Cash	Reg. S
Jun 6, 2005	Common stock	1,000	Sabato Risi	$ 250	Cash	Reg. S
Jun 6, 2005	Common stock	2,000	Sabato Delli Santi	$ 500	Cash	Reg. S
Jun 6, 2005	Common stock	40,000	Amorelli Investment Ltd	$ 10,000	Cash	Reg. S
Jun 6, 2005	Common stock	2,000	Rosetta Petra	$ 500	Cash	Reg. S
Jun 6, 2005	Common stock	12,000	Bradley Bucoviz	$ 3,000	Cash	Reg. S
Jun 6, 2005	Common stock	8,000	Rodney Roemer	$ 2,000	Cash	Reg. S
Jun 6, 2005	Common stock	8,000	Charlene Steward	$ 2,000	Cash	Reg. S
Jun 6, 2005	Common stock	4,000	Liseta Tuna	$ 1,000	Cash	Reg. S
Jun 6, 2005	Common stock	15,000	Domingos Nunes	$ 3,750	Cash	Reg. S
Jun 6, 2005	Common stock	40,000	John A. Thiessen	$ 10,000	Cash	Reg. S
Jun 6, 2005	Common stock	10,000	Dean Punzo	$ 2,500	Cash	Reg. S
Jun 6, 2005	Common stock	20,000	Steven Punzo	$ 5,000	Cash	Reg. S
Jun 6, 2005	Common stock	10,000	Aron Zipursky	$ 2,500	Cash	Reg. S
Jun 6, 2005	Common stock	12,000	Raymond Paisi	$ 3,000	Cash	Reg. S

Jun 6, 2005	Common stock	6,000	Walter Kuettel	$ 1,500	Cash	Reg. S
Jun 6, 2005	Common stock	30,000	Antonio Punzo	$ 7,500	Cash	Reg. S
Jun 6, 2005	Common stock	10,000	Adriana Vescovi	$ 2,500	Cash	Reg. S
Jun 6, 2005	Common stock	20,000	Giovanni Bardaro	$ 5,000	Cash	Reg. S
Jun 6, 2005	Common stock	20,000	Vince Bardaro	$ 5,000	Cash	Reg. S
Jun 6, 2005	Common stock	20,000	Linda Bardaro	$ 5,000	Cash	Reg. S
Jun 6, 2005	Common stock	12,000	Lidia Ranallo	$ 3,000	Cash	Reg. S
Jun 6, 2005	Common stock	20,000	Vincent Scali	$ 5,000	Cash	Reg. S
Jun 6, 2005	Common stock	10,000	Giuseppe Barillaro	$ 2,500	Cash	Reg. S
Jun 6, 2005	Common stock	10,000	Robert Prasloski	$ 2,500	Cash	Reg. S
Jun 6, 2005	Common stock	20,000	Ernesto Punzo	$ 5,000	Cash	Reg. S
Jun 6, 2005	Common stock	10,000	Antonio Punzo	$ 2,500	Cash	Reg. S
Jun 6, 2005	Common stock	20,000	Cindi Holt	$ 5,000	Cash	Reg. S
Jun 6, 2005	Common stock	80,000	Sea Ridge Enterprises	$ 20,000	Cash	Reg. S
Jun 6, 2005	Common stock	12,000	Richard T. Samuelson	$ 3,000	Cash	Reg. S
Jun 6, 2005	Common stock	80,000	Darrel Fry	$ 20,000	Cash	Reg. S
Jun 6, 2005	Common stock	8,000	Mervyn Fry	$ 2,000	Cash	Reg. S
Jun 6, 2005	Common stock	20,000	Ernest Rassi	$ 5,000	Cash	Reg. S
Jun 6, 2005	Common stock	30,000	Paulo Rubino	$ 15,000	Bonus(F)	Reg. S
Jun 6, 2005	Common stock	17,857	Alan Sedgwick	$ 12,500	Services(G)	Reg. S

(A)

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

(G)

On June 6, 2005, we issued 17,857 shares of our common stock in exchange for services in connection with a $183,500 unsecured convertible loan advanced to the Company, in lieu of $12,500 in cash compensation.  The shares were issued under the exemption from registration provided by Regulation S of the Securities Act of 1933, as the sale was made to a person that was not a "U.S. person," as that term is defined under Regulation S, and that such person was not acquiring the shares for the account or benefit of a U.S. person. There was no public offer or solicitation involved, and there were no underwriters involved in the issuance.

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