Form 10QSB/A
period 2005-09-30
Wentworth Energy, Inc.
filed 2006-12-20
CIK 1138932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A-3

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

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

Page
Consolidated Statements of Operations and Deficit	3
Consolidated Balance Sheets	4
Consolidated Statement of Stockholders’ Equity (Deficit)	5 – 6
Consolidated Statements of Cash Flows	7
Notes to the Consolidated Financial Statements	8 – 20

The information in this amended Form 10-QSB includes the following changes from the original filing and from the first and second amendments filed on February 9, 2006 and September 1, 2006, respectively:

1.

our financial statements for the three-month and six-month periods ended September 30, 2005 are restated to record the value of stock options vesting during the period based on revised estimates of the volatility of our stock;

2.

our balance sheet as of September 30, 2005 records the asset retirement obligation for the eventual plugging and abandonment costs of our existing oil and gas wells, and the related increase in the carrying amount of our oil and gas interests for the asset retirement costs; and

3.

the notes to our financial statements for the period ended September 30, 2005 include additional and expanded disclosure of our significant accounting policies concerning oil and gas activities, impairment of long-lived assets, equipment, deferred finance costs, asset retirement obligations, foreign currency translation, loss per share and stock based compensation, and our business combination.

All business and historical information is as of the original filing date, does not reflect subsequent events and may include prospective information that has been superseded in subsequent Securities and Exchange Commission filings.

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(an Exploration Stage Enterprise)

Consolidated Statement of Operations and Deficit

(Expressed in US Dollars) (Unaudited)

Cumulative, Inception to September 30, 2005 Restated		3 months ended September 30,		9 months ended September 30,
		2005 Restated	2004	2005 Restated	2004
Oil and gas revenue	$ 5,000	$ 5,000	$ -	$ 5,000	$ -
Administrative expenses
Amortization	701	153	-	460	-
Consulting (including stock based compensation	814,504	191,327	32,679	743,958	32,679
Finance costs	48,419	41,753	-	48,419	-
Impairment of oil and gas property	108,534	-	-	108,534	-
Interest and bank charges	36,191	12,558	236	36,001	236
Management fees	196,984	73,500	15,645	171,339	15,645
Office and miscellaneous	43,438	8,218	2,890	22,234	2,890
Property evaluation costs	10,000	-	-	10,000	-
Professional fees	41,195	11,498	651	32,842	651
Promotion	52,007	34,918	197	52,007	197
Regulatory authorities	6,485	5,811	111	6,485	111
Rent	11,939	3,627	3,000	6,339	3,000
Transfer agent	5,330	555	1,200	3,080	1,200
Travel	47,863	16,690	582	35,586	582
	1,423,590	400,608	57,191	1,277,284	57,191

Loss before other expense	(1,418,590)	(395,608)	(57,191)	(1,272,284)	(57,191)

Other expense
Write down of option payments	100,000	-	-	100,000	-

Loss for the period	(1,518,590)	(395,608)	(57,191)	(1,372,284)	(57,191)

Deficit, beginning of period	-	(1,122,982)	-	(146,306)	-

Deficit accumulated during the exploration stage	$ (1,518,590)	$ (1,518,590)	$ (57,191)	$ (1,518,590)	$ (57,191)

Basic and diluted loss per share		$ (0.03)	$ (0.01)	$ (0.14)	$ (0.01)

Weighted average shares outstanding		12,681,447	4,770,000	9,972,013	4,770,000

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(an Exploration Stage Enterprise)

Consolidated Balance Sheet

(Expressed in US Dollars) (Unaudited)

	September 30, 2005 Restated	December 31, 2004
Assets

Current
Accounts receivable and accrued receivables	$ 5,971	$ 2,794
Prepaid expenses	279,284	7,925
Total current assets	285,255	10,719

Unproved oil and gas properties (note 4)	377,564	202,460

Equipment (note 5)	2,152	1,615

Deferred finance costs	23,333	-

	$ 688,304	$ 214,794

Liabilities

Current
Bank indebtedness	$ 543	$ -
Accounts payable and accrued liabilities	68,308	168,543
Subscriptions received	1,500	20,801
Convertible loans payable (note 6)	207,500	-
Due to related parties (note 7)	3,581	5,356
Asset retirement obligation (note 8)	189,000
Total current liabilities	470,432	194,700

Stockholders’ Equity (Deficit)

Common stock, $0.001 par value
48,000,000 shares authorized
13,593,357 shares outstanding	13,594	4,770

Preferred stock, $0.001 par value
2,000,000 shares authorized
Nil shares issued and outstanding	-	-

Additional paid in capital	1,722,868	171,630

Expenses paid with common stock	-	(10,000)

Deficit accumulated during the exploration stage	(1,518,590)	(146,306)
	217,872	20,094
	$ 688,304	$ 214,794

Commitments (note 12)

Subsequent events (note 13)

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(an Exploration Stage Enterprise)

Consolidated Statement of Stockholders’ Equity (Deficit)

(Expressed in US Dollars) (Unaudited)

For the period from Inception to September 30, 2005

	Number of shares	Par Value	Additional Paid in Capital Restated	Expenses prepaid with common stock	Deficit Accumulated During the Exploration Stage Restated	Total Restated

July 21, 2004 issued to founders for cash, at $0.001 per share	2,805,882	$ 2,806	$ (406)	$ -	$ -	$ 2,400

November 26, 2004 issued for services, at $0.25 per share	46,765	47	9,953	(10,000)	-	-

December 31, 2004 issued by private placement for cash, at $0.10 per share	1,917,353	1,917	162,083	-	-	164,000

Net loss for the period	-	-	-	-	(146,306)	(146,306)

Balance, December 31, 2004	4,770,000	4,770	171,630	(10,000)	(146,306)	20,094

February 22, 2005 issuance of common stock for cash	2,000,000	2,000	-	-	-	2,000

March 15, 2005 issuance of common stock for cash	3,000,000	3,000	27,000	-	-	30,000

March 15, 2005 issuance of common stock for services	100,000	100	900	-	-	1,000

April 15, 2005 issuance of common stock for services	50,000	50	12,450	-	-	12,500

May 12, 2005 issuance of stock to purchase Wentworth Oil & Gas, Inc.	1,416,000	1,416	(75,730)	10,000	-	(64,314)

June 6, 2005 issuance of common stock for cash	896,000	896	223,104	-	-	224,000

June 6, 2005 issuance of common stock for debt settlement	50,000	50	12,450	-	-	12,500

June 6, 2005 issuance of common stock for bonus on convertible note	30,000	30	14,970	-	-	15,000

June 6, 2005 issuance of common stock for services	17,857	18	12,482	-	-	12,500

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.
(Formerly Avondale Capital I Corp.)

(an Exploration Stage Enterprise)

Consolidated Statement of Stockholders’ Equity (Deficit) (continued)
(Expressed in US Dollars)

For the period from Inception to September 30, 2005
	Number of shares	Par Value	Additional Paid in Capital Restated	Expenses prepaid with common stock	Deficit Accumulated During the Exploration Stage Restated	Total Restated

August 4, 2005 issuance of stock to purchase Wentworth Oil & Gas, Inc.	180,000	180	-	-	-	180

August 4, 2005 issuance of common stock for bonus on convertible note	6,000	6	1,494	-	-	1,500

August 4, 2005 issuance of common stock for cash	120,000	120	89,880	-	-	90,000

August 4, 2005 issuance of common stock for services	444,833	445	115,263	-	-	115,708

Additional paid-in capital from convertible line of credit financing	-	-	262,481	-	-	262,481

September 1, 2005 cancellation of common stock for non-payment	(500,000)	(500)	(4,500)	-	-	(5,000)

September 13, 2005 issuance of common stock for origination fee on loan agreement	100,000	100	24,900	-	-	25,000

September 13, 2005 issuance of common stock for services	62,667	63	21,244	-	-	21,307

September 28, 2005 issuance of common stock to purchase leases	10,000	10	8,090	-	-	8,100

September 30, 2005 issuance of common stock upon exercise of options	840,000	840	209,160	-	-	210,000

Stock based compensation	-	-	595,600	-	-	595,600

Net loss for the period	-	-	-	-	(1,372,284)	(1,372,284)

Balance September 30, 2005	13,593,357	$ 13,594	$ 1,722,868	$ -	$ (1,518,590)	$ 217,872

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(an Exploration Stage Enterprise)

Consolidated Statement of Cash Flows

(Expressed in US Dollars) (Unaudited)

Cumulative, Inception to September 30, 2005 Restated		3 months ended September 30,		9 months ended September 30,
		2005 Restated	2004	2005 Restated	2004
Cash provided by (used for)

Operating activities
Income (loss) for the period	$(1,518,590)	$ (395,608)	$ (57,191)	$(1,372,284)	$(57,191)
Adjustments for:
Amortization	701	153	-	460	-
Stock based compensation	595,600	100,711	-	595,600	-
Interest on convertible line of credit	4,000	4,000	-	4,000	-
Impairment of oil and gas property	108,534	-	-	108,534	-
Write-down of option payments	100,000	-	-	100,000	-
Non-cash administrative expenses	53,884	38,651	-	46,383	-

Change in non-cash working capital items:
Accounts receivable	(5,971)	(2,001)	(913)	(3,177)	(913)
Prepaid expenses	(175,850)	(150,000)	(1,500)	(167,925)	(1,500)
Accounts payable and accrued liabilities	(119,642)	(184,486)	35,391	(160,725)	35,391
Due to related parties	3,581	3,581	75	(1,775)	75
	(953,753)	(584,999)	(24,138)	(850,909)	(24,138)

Investment activities
Cash received on recapitalization	5,821	-	-	5,821	-
Oil and gas property purchase	(169,624)	-	(75,000)	(94,624)	(75,000)
KLE Mineral Holdings, LLC option payments	(30,000)	-	-	(30,000)	-
Equipment purchases	(2,868)	-	-	(1,012)	-
	(196,671)	-	(75,000)	(119,815)	(75,000)

Financing activities
Deferred finance costs	(12,500)	-	-	(12,500)	-
Proceeds from promissory notes	183,500	-	-	183,500	-
Proceeds from line of credit	262,481	262,481	-	262,481	-
Subscriptions received (payable)	14,800	1,500	-	1,500	-
Issuance of shares	701,600	300,000	119,400	535,200	119,400
	1,149,881	563,981	119,400	970,181	119,400

Increase (decrease) in cash	(543)	(21,018)	20,262	(543)	20,262

Cash, beginning of period	-	20,475	-	-	-

Bank indebtedness, end of period	$ (543)	$ (543)	$ 20,262	$ (543)	$ 20,262

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

f)

Equipment

Capital assets are recorded at cost and are amortized on the declining balance basis at an annual rate as follows.

Equipment

30%

Furniture and fixtures

20%

g)

Deferred finance costs

Finance costs with respect to the 12% convertible note and totalling $70,000 were recorded May 4, 2005, and are being expensed over the remaining months until maturity of the note on May 4, 2006.

h)

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

i)

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

j)

Loss per share

Basic loss per share has been calculated based on the weighted average number of common shares outstanding during the period.  The company uses the treasury stock method of calculating fully diluted per share amounts whereby any proceeds from the exercise of stock options or other dilutive instruments are assumed to be used to purchase common shares at the average market price during the period.  The dilutive effect of convertible securities is reflected in diluted loss per share by application of the if-converted method.  Under this method, conversion shall not be assumed for the purposes of computing diluted loss per share if the effect would be anti-dilutive.  For the period ended September 30, 2005 the Company had 6,625,000 potentially dilutive convertible securities which are not included in the calculation of earnings per share, because the effect would be anti-dilutive.

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

p)

Recent accounting pronouncements (continued)

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

4.

Oil and Gas Properties and Related Financial Information

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

The company’s subsidiary acquired a 15% working interest in August 2004 and a further 3% working interest, for a total of 18%.  In August 2005, the Company’s subsidiary sold one-half of its interest, equivalent to 9%, for $180,463.  These funds were used to settle the majority of the amounts owing to the operator, including $80,000 of promissory notes and $16,000 of cash bonuses on those notes.  Prior to the company’s acquisition, Wentworth Oil & Gas, Inc. recorded a loss of approximately $108,000 against the cost of the property.

b)

Oil and gas property – Archer County, Texas

In September 2005, the company acquired a 100% working interest (an 81.25% net revenue interest) in the Wuckowitsch and Burnett property covering approximately 240 acres in Archer County, Texas.  The company purchased the leases to this property by issuing 10,000 common shares valued at $8,100 and capitalized $189,000 of asset retirement obligations.  The property comprises four producing wells and 38 inactive wells.  Management intends to reactivate several of the inactive wells at an estimated cost to the company of $150,000.

c)

Costs incurred in oil and gas property acquisition, exploration and development activities

Costs incurred in oil and gas property acquisition, exploration and development activities are summarized as follows:

	September 30, 2005	December 31, 2004
Acquisitions:
Proved producing reserves	$ -	$ -
Proved undeveloped reserves	-	-
Unproved properties	377,564	202,460
Development costs	-	-
Explorations costs	-	-

	$ 377,564	$ 202,460

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

8.

Asset Retirement Obligation

The following table summarizes the changes in the Company’s asset retirement liability during the nine-month period ended September 30, 2005 and 2004:

	2005	2004
Asset retirement obligation at January 1	$ -	$ -
Property additions	189,000	-
Asset retirement obligation at September 30	$ 189,000	$ -

9.

Stock-Based Compensation

The company grants options to directors, officers, and consultants to acquire common stock.  As disclosed in note 2(j) the company has prospectively adopted the recommendations of SFAS 123(R) upon inception on July 21, 2004 with respect to stock-based compensation.

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

Stock-Based Compensation (continued)

Option pricing models require the input of highly subjective assumptions including the expected price volatility.  Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore the existing models do not necessarily provide a reliable single measure of the fair value of the company’s stock options.

	Number of options	Currently exercisable options	Exercise price	Expiry date

Outstanding at December 31, 2004	-	-	-

Options granted	1,800,000	-	$0.50	February 28, 2009
Options granted	4,300,000	3,700,000	$0.25	February 28, 2008
Options granted	175,000	-	$0.50	February 28, 2008
Options granted	350,000	350,000	$0.25	February 28, 2007
Options terminated	(600,000)	-	$0.25	February 28, 2008
Options exercised	-	-	-	-

Outstanding at September 30, 2005	6,025,000	4,050,000	$0.25-$0.50

The fair value of stock options is charged to operations over the lesser of the vesting period or the expected life of the options.

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(an Exploration Stage Enterprise)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars) (Unaudited)

September 30, 2005

10.

Issuances of Securities

Since its inception on July 21, 2004, the Company issued the following shares of its common stock:

Date	Security	Number of Securities	Consideration			Basis for Assigning Amount
			Per Security	Total	Nature
July 21, 2004	Common stock	2,805,882	$0.001	$2,400	Cash	Agreed upon value of private placement
November 26, 2004	Common stock	46,765	0.25	10,000	Services	Fair value of stock when services rendered
December 31, 2004	Common stock	1,917,353	0.10	164,000	Cash	Agreed upon value of private placement
February 22, 2005	Common stock	2,000,000	$0.001	$2,000	Cash	Agreed upon value of private placement
March 15, 2005	Common stock	3,000,000	$0.01	$30,000	Cash	Agreed upon value of private placement
March 15, 2005	Common stock	100,000	$0.01	$1,000	Services	Fair value of stock when services rendered
April 20, 2005	Common stock	50,000	$0.25	$12,500	Consulting services	Fair value of stock when services rendered
May 12, 2005	Common stock	1,416,000	$0.001	$1,416	Stock in Wentworth Oil & Gas, Inc.	Fair value of consideration received
June 6, 2005	Common stock	50,000	$0.25	$12,500	Settlement of trade payable	Face value of trade payable
June 6, 2005	Common stock	896,000	$0.25	$224,000	Cash	Agreed upon value of private placement
June 6, 2005	Common stock	30,000	$0.50	$15,000	Bonus on convertible note investment	Agreed price
June 6, 2005	Common stock	17,857	$0.70	$12,500	Services	Fair value of stock when services rendered
August 4, 2005	Common stock	6,000	$0.25	$1,500	Bonus on convertible note investment	Agreed price
August 4, 2005	Common stock	180,000	$0.001	$180	Stock in Wentworth Oil & Gas, Inc.	Fair value of consideration received
August 4, 2005	Common stock	120,000	$0.75	$90,000	Private placement	Agreed upon value of equity units
August 4, 2005	Common stock	444,833	$0.26	$115,708	Services	Fair value of stock when services rendered
September 1, 2005	Common stock	(500,000)	$(0.001)	$(5,000)	Cancellation for non-payment	Subscribed price
September 13, 2005	Common stock	100,000	$0.25	$25,000	Line of credit origination fee	Fair value of stock when services rendered
September 13, 2005	Common stock	62,667	$0.25	$21,307	Services	Fair value of stock when services rendered
September 28, 2005	Common stock	10,000	$0.81	$8,100	Oil and gas property	Fair value of stock when asset acquired
September 30, 2005	Common stock	840,000	$0.25	$210,000	Option exercise for cash	Agreed option price
Total		13,593,357

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(an Exploration Stage Enterprise)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars) (Unaudited)

September 30, 2005

10.

Issuances of Securities (continued)

Since its inception on July 21, 2004, the Company has issued the following share purchase warrants:

Date	Security	Number of Securities	Consideration			Basis for Assigning Amount
			Per Security	Total	Nature

August 4, 2005	Warrants	120,000	0.00	$ -	Private placement	Agreed upon value of equity units

Total		120,000

11.

Non-Cash Transactions

The following non-cash transactions were recorded during the nine-month period ended:

September 30,
	2005	2004
Shares issued for operating activities	$ 12,500	$ -
Shares issued for investing activities	$ 9,696	$ -
Shares issued for financing activities	$ 54,000	$ -

12.

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

12.

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

13.

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

14.

Restatement of Financial Statements

The Company has restated certain of its amounts reported for 2005 to correct errors relating to the valuation of stock options granted during 2005 and accounting for an asset retirement obligation.  The value of stock options granted in March, April and June 2005 has been increased by $595,600 based on estimated volatility of a peer group of small oil and gas exploration companies, and an asset retirement obligation has been recorded for the cost of plugging and abandoning wells acquired in 2005.

The following is a summary of the impact of these restatements on the Company’s consolidated balance sheet as of September 30, 2005:

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(an Exploration Stage Enterprise)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars) (Unaudited)

September 30, 2005

14.

Restatement of Financial Statements (continued)

	September 30, 2005
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Unproved oil and gas properties	$ 100,001	$ 189,014	(a,b)	$ 297,101
Total assets	499,290	189,014		688,304
Asset retirement obligation	-	189,000	(a)	189,000
Total current liabilities	281,432	189,000		470,432
Additional paid in capital	1,127,268	595,600	(c)	1,722,868
Deficit accumulated during the exploration stage	(923,004)	(595,586)	(b,c)	(1,518,590)
Total stockholders’ equity	217,858	14	(b)	217,872
Total liabilities and stockholders’ equity	499,290	189,014		688,304

The following is a summary of the impact of these restatements on the Company’s consolidated statement of operations and deficit for the nine-month period ended September 30, 2005:

	Nine-Month Period Ended September 30, 2005
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Amortization	474	$ (14)	(b)	$ 460
Consulting (including stock based compensation)	148,358	595,600	(c)	743,958
Total administrative expenses	681,698	595,586		1,277,284
Loss before other expense	(676,698)	(595,586)		(1,272,284)
Loss for the period	(776,698)	(595,586)		(1,372,284)
Deficit accumulated during the exploration stage	(923,004)	(595,586)		(1,518,590)
Basic and diluted loss per share	(0.08)	(0.06)		(0.14)

The following is a summary of the impact of these restatements on the Company’s consolidated statement of cash flows for the nine-month period ended September 30, 2005:

	Nine-Month Period Ended September 30, 2005
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Income (loss) for the period	$ (776,698)	$ (595,586)	(b,c)	$(1,372,284)
Amortization	474	(14)	(b)	460
Stock based compensation	-	595,600	(c)	595,600

(a)

To increase the amount reported for asset retirement obligations in respect of the Company’s oil and gas properties by $189,000

(b)

To reverse depletion expense of $14 recorded during the nine-month period ended September 30, 2005 in respect of the Company’s oil and gas properties

(c)

To increase stock-based compensation in respect of the value of stock options granted during the nine-month period ended September 30, 2005 by $595,600.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

During the third quarter of 2005, we incurred a net loss of $395,608, as compared to net loss of $57,191 during the third quarter of 2004.  Making up most of the loss for the third quarter of 2005 were: $191,327 of consulting fees relating to the commencement of operations, investigation of oil and gas project opportunities, and financing, and included $100,711 of non-cash stock-based compensation in respect of stock options vesting during the quarter; $73,500 of management fees; $41,753 of finance costs relating to the arrangement of a $1,000,000 convertible line of credit (see below) and convertible loans advanced during the preceding quarter; and $34,918 relating to public relations and investor relations.  This compares with $57,191 of expenses – primarily $32,679 of consulting fees and $15,645 of management fees – in the same period in 2004.  We had $5,000 of oil revenue during the third quarter of 2005 from production from our North Texas wells.

For the nine-month period ending September 30, 2005, we realized a net loss of $1,372,284 which was primarily due to management fees of $171,339, and consulting fees of $743,958 relating to the investigation of oil and gas opportunities and the commencement of operations, and included $595,600 of non-cash stock-based compensation in respect of stock options vesting during the nine-month period.  Expenses also included a $108,534 impairment charge relating to our interest in the Henry Dome gas project and a $100,000 write-down of the payments made under the KLE Mineral Holdings, LLC option agreement.

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

Item 6.   Exhibits

Index of Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit No.	Description
10.1	Management agreement between Wentworth Energy, Inc. and Panterra Capital Inc. dated October 1, 2005.
31.1	Rule 13a-14a/15d-14(a) Certification by Chief Executive Officer
31.2	Rule 13a-14a/15d-14(a) Certification by Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by Chief Financial Officer

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