Form 10KSB/A
period 2005-12-31
Wentworth Energy, Inc.
filed 2006-12-20
CIK 1138932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A-2

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

Amendments to Form 10-KSB

The information in this amended Form 10-KSB includes the following changes from the original filing and from the first amendment filed on September 1, 2006:

1.

our financial statements for the year ended December 31, 2005 have been restated to record the value of stock options vesting during the period based on revised estimates of the volatility of our stock;

2.

our balance sheet as of December 31, 2005 has been restated to record the asset retirement obligation for the eventual plugging and abandonment costs of our existing oil and gas wells, and the related increase in the carrying amount of our oil and gas interests for the asset retirement costs; and

3.

the notes to our financial statements for the year ended December 31, 2005 include additional and expanded disclosure of our significant accounting policies concerning oil and gas activities, foreign currency translation, loss per share and stock based compensation, and business combination.

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

Business of Issuer

Principal Products

We are an oil and gas exploration company.  Our primary objective is to identify, acquire and explore interests in underdeveloped oil and gas projects.  We intend to acquire underdeveloped working interests, royalty interests and producers, often under control of small family-owned operators who are interested in selling out.

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

We are subject to certain laws and regulations relating to environmental remediation activities associated with past operations, such as CERCLA and similar state statutes. In response to liabilities associated with these activities, accruals are established from time to time when reasonable estimates are possible.  As of December 31, 2005, we have estimated and accrued environmental remediation costs of $189,000 in our financial statements.  Such accruals primarily include estimated costs associated with plugging abandoned wells by cementing the borehole, removing casing and other equipment, and leveling and replanting the surface.  We use discounting to present value in determining our accrued liabilities for environmental remediation or well closure, but no material claims for possible recovery from third party insurers or other parties related to environmental costs have been recognized in our financial statements.  We will adjust remediation accruals when new remediation responsibilities are discovered and probable costs become estimable, or when current remediation estimates must be adjusted to reflect new information.

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

	2005	2004	2003
Production
Average sales price per barrel of oil	$58.30	Nil	Nil
Average production cost per barrel of oil	$91.32 [1]	Nil	Nil
Net oil production (barrels)	509	Nil	Nil
Net gas production (thousand cubic feet)	Nil	Nil	Nil
Productive wells – oil
Gross	11	Nil	Nil
Net	11	Nil	Nil
Productive wells – gas
Gross	Nil	Nil	Nil
Net	Nil	Nil	Nil
Developed acreage - oil
Gross acreage	540	Nil	Nil
Net acreage	270	Nil	Nil
Developed acreage - gas
Gross acreage	Nil	Nil	Nil
Net acreage	Nil	Nil	Nil
Undeveloped acreage - oil
Gross	Nil	Nil	Nil
Net	Nil	Nil	Nil
Undeveloped acreage - gas
Gross	17	Nil	Nil
Net	2	Nil	Nil
Drilling activity
Net productive exploratory wells drilled	Nil	Nil	Nil
Net dry exploratory wells drilled	Nil	Nil	Nil
Net productive development wells drilled	Nil	Nil	Nil
Net dry development wells drilled	Nil	Nil	Nil

1.   Includes the cost of remediating 11 wells in 2005.

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

Archer County and Wichita County, Texas

On September 1, 2005, we purchased a 100% working interest (an 81.25% net revenue interest) in three producing North Texas oil and gas leases from an unrelated party by issuing 10,000 shares of our common stock valued at a price of $0.81 per share.  Collectively, the leases cover approximately 240 acres about 120 miles northwest of Fort Worth and 30 miles southwest of Wichita Falls.  Located on the leases at the time of their purchase were two deep inactive wells, three shallow injection wells, 33 shallow inactive wells, and four shallow producing wells.  In 2005, we reactivated 11 existing wells and in 2006 we plan to implement additional secondary recovery to increase production and reactivate at least two more inactive wells at a cost of approximately $20,000.

Asphalt Ridge Tar Sands

In December 2005, we purchased leases covering approximately 1,900 acres in the Asphalt Ridge Tar Sands project near Vernal, Utah from an unrelated party for $100,000 cash and a 5% overriding royalty interest.  The property is located within the largest bituminous sandstone deposit in the Uinta Basin.  The oil-saturated sands are in the Mesa Verde Group and the Duchesne River Formation and have been identified at varying depths from the surface to 250 feet and are expected to be recoverable using open-pit mining techniques.

On October 19, 2005, we entered into an agreement to purchase leases covering an additional 1,592 acres in the Asphalt Ridge Tar Sands project; however, the agreement was terminated in November 2005.

Pecos County, Texas

In January 2006, we purchased from three unrelated parties a 63.75% working interest in producing oil and gas leases in the West Texas Permian Basin for $63,750 cash.  The leases include 15 ten-acre tracts in the West Cardinal field located in Pecos County approximately 150 miles south of Midland, Texas.  As part of the acquisition, we acquired access to a 12-mile long pipeline along with 15 wells on the property.  In 2006, we plan to spend up to $300,000 to reactivate the wells.

Polk County, Texas

Also in January 2006, we purchased from an unrelated party an 82.5% working interest in a 40-acre oil and gas lease on the Upper Gulf Coast, located in Polk County eight miles north of Livingston, Texas for $50,000 cash and a further $50,000 in cash upon cleaning out the property’s well.  In 2006, we intend to re-enter a well on the prospect at a cost of approximately $650,000 and attempt to stimulate the 12,450-foot deep Woodbine Sand formation.

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

1.

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

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	Nil	Nil	n/a
Equity compensation plans not approved by security holders	8,335,000	$0.41	n/a
Total	8,335,000	$0.41	n/a

Recent Sales of Unregistered Securities

The following table describes all securities we issued within the past three years without registering the securities under the Securities Act.

Date	Description	Number		Purchaser	Proceeds	Consideration	Exemption(U)(V)
Jan 1, 2003	Common stock	140,000	(A)	Mark A. Robertson	$ 140	Cash	Sec. 4(2)
Feb 22, 2005	Common stock	2,000,000	(A)	Firemark Capital, LLC	$ 2,000	Cash	Sec. 4(2)
Mar 15, 2005	Common stock	625,000	(A)	Paradigm Process Inc.	$ 6,250	Cash	Reg. S
Mar 15, 2005	Common stock	625,000	(A)	USGL Holdings Inc.	$ 6,250	Cash	Sec. 4(2)
Mar 15, 2005	Common stock	100,000	(A)	Peter Henricsson	$ 1,000	Services(B)	Reg. S
Mar 15, 2005	Common stock	500,000	(A)	Fay Russell	$ 5,000	Cash	Sec. 4(2)
Mar 15, 2005	Common stock	750,000	(A)	Biarritz Productions Inc.	$ 7,500	Cash	Reg. S
Mar 15, 2005	Common stock	500,000	(A)	LNG Consulting	$ 5,000	Cash	Sec. 4(2)
Mar 24, 2005	Common stock	2,315,000		Various	Nil	2:1 stock split	n/a
Apr 20, 2005	Common stock	50,000		Daniel Leonard	$ 12,500	Services(C)	Sec. 4(2)
May 12, 2005	Common stock	96,000		556369 BC Ltd.	$ 96	Stock(D)	Reg. S
May 12, 2005	Common stock	220,000		Alan Sedgwick	$ 220	Stock(D)	Reg. S
May 12, 2005	Common stock	20,000		Atlantic Contractors Ltd.	$ 20	Stock(D)	Reg. S

May 12, 2005	Common stock	20,000	Russell Shiels	$ 20	Stock(D)	Reg. S
May 12, 2005	Common stock	40,000	Calderan Ventures Ltd.	$ 40	Stock(D)	Reg. S
May 12, 2005	Common stock	220,000	USGL Holdings Inc.	$ 220	Stock(D)	Reg. S
May 12, 2005	Common stock	96,000	Christopher J. Wensley	$ 96	Stock(D)	Reg. S
May 12, 2005	Common stock	40,000	Daryl Pollock	$ 40	Stock(D)	Reg. S
May 12, 2005	Common stock	20,000	Debbie Gyles	$ 20	Stock(D)	Reg. S
May 12, 2005	Common stock	40,000	Finn R. Ronne	$ 40	Stock(D)	Reg. S
May 12, 2005	Common stock	40,000	Jeff A. Goodwin	$ 40	Stock(D)	Reg. S
May 12, 2005	Common stock	192,000	James D. Romano	$ 192	Stock(D)	Reg. S
May 12, 2005	Common stock	20,000	John Pyle	$ 20	Stock(D)	Reg. S
May 12, 2005	Common stock	116,000	Malcolm Bell	$ 116	Stock(D)	Reg. S
May 12, 2005	Common stock	8,000	Mark E. Atha	$ 8	Stock(D)	Sec. 4(2)
May 12, 2005	Common stock	120,000	PB Energy Partners Ltd	$ 120	Stock(D)	Reg. S
May 12, 2005	Common stock	8,000	Roger J. Latta	$ 8	Stock(D)	Reg. S
May 12, 2005	Common stock	40,000	Wallace Family Trust	$ 40	Stock(D)	Reg. S
May 12, 2005	Common stock	60,000	665305 BC Ltd.	$ 60	Stock(D)	Reg. S
Jun 6, 2005	Common stock	50,000	Sea Ridge Enterprises	$ 12,500	Debt settled(E)	Reg. S
Jun 6, 2005	Common stock	40,000	Antonio Fiorino	$ 10,000	Cash	Reg. S
Jun 6, 2005	Common stock	20,000	Ernest Rassi	$ 5,000	Cash	Reg. S
Jun 6, 2005	Common stock	40,000	Paula Romano	$ 10,000	Cash	Sec. 4(2)
Jun 6, 2005	Common stock	30,000	Christopher Wensley	$ 7,500	Cash	Reg. S
Jun 6, 2005	Common stock	30,000	Lori Young	$ 7,500	Cash	Reg. S
Jun 6, 2005	Common stock	20,000	Star of Texas Energy	$ 5,000	Cash	Sec. 4(2)
Jun 6, 2005	Common stock	80,000	Gino Punzo	$ 20,000	Cash	Reg. S
Jun 6, 2005	Common stock	10,000	Dean Punzo	$ 2,500	Cash	Reg. S
Jun 6, 2005	Common stock	4,000	John Mangion	$ 1,000	Cash	Reg. S
Jun 6, 2005	Common stock	4,000	Julia Zuzek	$ 1,000	Cash	Reg. S
Jun 6, 2005	Common stock	2,000	Carmine Amorelli	$ 500	Cash	Reg. S
Jun 6, 2005	Common stock	20,000	Gennaro Loverro	$ 5,000	Cash	Reg. S
Jun 6, 2005	Common stock	4,000	Gary Francis Blackburn	$ 1,000	Cash	Reg. S
Jun 6, 2005	Common stock	1,000	Sabato Risi	$ 250	Cash	Reg. S
Jun 6, 2005	Common stock	2,000	Sabato Delli Santi	$ 500	Cash	Reg. S
Jun 6, 2005	Common stock	40,000	Amorelli Investment Ltd	$ 10,000	Cash	Reg. S
Jun 6, 2005	Common stock	2,000	Rosetta Petra	$ 500	Cash	Reg. S
Jun 6, 2005	Common stock	12,000	Bradley Bucoviz	$ 3,000	Cash	Reg. S
Jun 6, 2005	Common stock	8,000	Rodney Roemer	$ 2,000	Cash	Reg. S
Jun 6, 2005	Common stock	8,000	Charlene Steward	$ 2,000	Cash	Reg. S
Jun 6, 2005	Common stock	4,000	Liseta Tuna	$ 1,000	Cash	Reg. S
Jun 6, 2005	Common stock	15,000	Domingos Nunes	$ 3,750	Cash	Reg. S
Jun 6, 2005	Common stock	40,000	John A. Thiessen	$ 10,000	Cash	Reg. S
Jun 6, 2005	Common stock	10,000	Dean Punzo	$ 2,500	Cash	Reg. S
Jun 6, 2005	Common stock	20,000	Steven Punzo	$ 5,000	Cash	Reg. S
Jun 6, 2005	Common stock	10,000	Aron Zipursky	$ 2,500	Cash	Reg. S
Jun 6, 2005	Common stock	12,000	Raymond Paisi	$ 3,000	Cash	Reg. S
Jun 6, 2005	Common stock	6,000	Walter Kuettel	$ 1,500	Cash	Reg. S
Jun 6, 2005	Common stock	30,000	Antonio Punzo	$ 7,500	Cash	Reg. S
Jun 6, 2005	Common stock	10,000	Adriana Vescovi	$ 2,500	Cash	Reg. S
Jun 6, 2005	Common stock	20,000	Giovanni Bardaro	$ 5,000	Cash	Reg. S
Jun 6, 2005	Common stock	20,000	Vince Bardaro	$ 5,000	Cash	Reg. S
Jun 6, 2005	Common stock	20,000	Linda Bardaro	$ 5,000	Cash	Reg. S
Jun 6, 2005	Common stock	12,000	Lidia Ranallo	$ 3,000	Cash	Reg. S
Jun 6, 2005	Common stock	20,000	Vincent Scali	$ 5,000	Cash	Reg. S
Jun 6, 2005	Common stock	10,000	Giuseppe Barillaro	$ 2,500	Cash	Reg. S
Jun 6, 2005	Common stock	10,000	Robert Prasloski	$ 2,500	Cash	Reg. S
Jun 6, 2005	Common stock	20,000	Ernesto Punzo	$ 5,000	Cash	Reg. S
Jun 6, 2005	Common stock	10,000	Antonio Punzo	$ 2,500	Cash	Reg. S
Jun 6, 2005	Common stock	20,000	Cindi Holt	$ 5,000	Cash	Reg. S
Jun 6, 2005	Common stock	80,000	Sea Ridge Enterprises	$ 20,000	Cash	Reg. S
Jun 6, 2005	Common stock	12,000	Richard T. Samuelson	$ 3,000	Cash	Reg. S
Jun 6, 2005	Common stock	80,000	Darrel Fry	$ 20,000	Cash	Reg. S
Jun 6, 2005	Common stock	8,000	Mervyn Fry	$ 2,000	Cash	Reg. S
Jun 6, 2005	Common stock	20,000	Ernest Rassi	$ 5,000	Cash	Reg. S
Jun 6, 2005	Common stock	30,000	Paulo Rubino	$ 15,000	Bonus(F)	Reg. S
Jun 6, 2005	Common stock	17,857	Alan Sedgwick	$ 12,500	Services(G)	Reg. S
Aug 4, 2005	Common stock	6,000	Dr John A. Thiessen Inc	$ 1,500	Bonus(H)	Reg. S
Aug 4, 2005	Common stock	40,000	Caren Holtby	$ 40	Stock(D)	Reg. S
Aug 4, 2005	Common stock	40,000	Nautilus Capital Corp.	$ 40	Stock(D)	Reg. S
Aug 4, 2005	Common stock	20,000	Derek Lanser	$ 20	Stock(D)	Reg. S
Aug 4, 2005	Common stock	20,000	Patrick Forseille	$ 20	Stock(D)	Reg. S
Aug 4, 2005	Common stock	20,000	Sandra Burnett	$ 20	Stock(D)	Reg. S
Aug 4, 2005	Common stock	40,000	Admiralty Fund Ltd.	$ 40	Stock(D)	Reg. S
Aug 4, 2005	Warrants	120,000	Kelburn Corporation	Nil	n/a	Reg. S
Aug 4, 2005	Common stock	120,000	Kelburn Corporation	$ 90,000	Cash	Reg. S

Aug 4, 2005	Common stock	400,000	Warrior Capital, LLC	$ 100,000	Services(I)	Sec. 4(2)
Aug 4, 2005	Common stock	20,833	Crosscheck Capital, LLC	$ 5,208	Services(J)	Sec. 4(2)
Aug 4, 2005	Common stock	15,000	Barry Forward	$ 3,750	Services(K)	Reg. S
Aug 4, 2005	Common stock	9,000	Daniel Leonard	$ 6,750	Services(L)	Sec. 4(2)
Sep 1, 2005	Common stock	(500,000)	Fay Russell	$ (5,000)	Cancellation	n/a
Sep 13, 2005	Common stock	100,000	Kelburn Corporation	$ 25,000	Origination fee(M)	Reg. S
Sep 13, 2005	Common stock	41,667	Crosscheck Capital, LLC	$ 10,417	Services(N)	Sec. 4(2)
Sep 13, 2005	Common stock	15,000	Barry Forward	$ 3,750	Services(O)	Reg. S
Sep 13, 2005	Common stock	6,000	Daniel Leonard	$ 7,140	Services(P)	Sec. 4(2)
Sep 28, 2005	Common stock	8,000	James B. Speers Jr.	$ 6,480	Asset	Sec. 4(2)
Sep 28, 2005	Common stock	1,000	James B. Speers III	$ 810	Asset	Sec. 4(2)
Sep 28, 2005	Common stock	500	John M. Speers	$ 405	Asset	Sec. 4(2)
Sep 28, 2005	Common stock	500	Amy M. Green	$ 405	Asset	Sec. 4(2)
Oct 31, 2005	Common stock	80,000	Gino Punzo	$ 20,000	Consultant’s fee(Q)	Reg. S
Nov 3, 2005	Common stock	100,000	Steve Powers	$ 83,000	Consultant’s fee(R)	Sec. 4(2)
Dec 30, 05	Common stock	207,000	Bentley Corporation	$ 103,500	Cash	Reg. S
Dec 30, 05	Warrants	207,000	Bentley Corporation	Nil	n/a	Reg. S
Dec 30, 05	Common stock	10,000	Bradley Johnson	$ 5,000	Cash	Reg. S
Dec 30, 05	Warrants	10,000	Bradley Johnson	Nil	n/a	Reg. S
Dec 30, 05	Common stock	583,524	Coach Capital LLC	$ 291,762	Cash	Sec. 4(2)
Dec 30, 05	Warrants	583,524	Coach Capital LLC	Nil	n/a	Sec. 4(2)
Dec 30, 05	Common stock	400,000	Kelburn Corporation	$ 200,000	Cash	Reg. S
Dec 30, 05	Warrants	400,000	Kelburn Corporation	Nil	n/a	Reg. S
Dec 30, 05	Common stock	11,000	Will Kells	$ 5,500	Cash	Reg. S
Dec 30, 05	Warrants	11,000	Will Kells	Nil	n/a	Reg. S
Dec 30, 05	Common stock	10,000	Dick Leung	$ 5,000	Cash	Reg. S
Dec 30, 05	Warrants	10,000	Dick Leung	Nil	n/a	Reg. S
Dec 30, 05	Common stock	46,230	James O’Callaghan	$ 23,115	Cash	Reg. S
Dec 30, 05	Warrants	46,230	James O’Callaghan	Nil	n/a	Reg. S
Dec 30, 05	Common stock	20,000	Steve Sanders	$ 10,000	Cash	Reg. S
Dec 30, 05	Warrants	20,000	Steve Sanders	Nil	n/a	Reg. S
Dec 30, 05	Common stock	10,000	Ravdeep Sidhu	$ 5,000	Cash	Reg. S
Dec 30, 05	Warrants	10,000	Ravdeep Sidhu	Nil	n/a	Reg. S
Dec 30, 05	Common stock	10,000	Kevin Spence	$ 5,000	Cash	Reg. S
Dec 30, 05	Warrants	10,000	Kevin Spence	Nil	n/a	Reg. S
Dec 30, 05	Common stock	41,000	Karen Thiessen	$ 20,500	Cash	Reg. S
Dec 30, 05	Warrants	41,000	Karen Thiessen	Nil	n/a	Reg. S
Dec 30, 05	Common stock	10,000	Michael Yannacopoulos	$ 5,000	Cash	Reg. S
Dec 30, 05	Warrants	10,000	Michael Yannacopoulos	Nil	n/a	Reg. S

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

(Q)

On October 31, 2005, we issued 80,000 shares of our common stock as a consultant’s fee in connection with an 896,000-share private placement completed in June 2005, in lieu of $20,000 in cash compensation.  The shares were issued under the exemption from registration provided by Regulation S of the Securities Act of 1933, as the sale was made to a person that was not a "U.S. person," as that term is defined under Regulation S, and that such person was not acquiring the shares for the account or benefit of a U.S. person. There was no public offer or solicitation involved, and there were no underwriters involved in the issuance.

(R)

November 3, 2005, we issued 100,000 shares of our common stock as a consultant’s fee in connection with certain oil and gas lease acquisitions, in lieu of $83,000 in cash compensation.  The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as the sale was not made in a public offering and was made to an investor who had access to detailed information about the Company and was acquiring the shares for his own account.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

During the year ended December 31, 2005, we incurred a loss of $2,499,574, as compared to a loss of $146,306 during 2004.  We had revenue of $29,673 in 2005 as compared with $0 in 2004, reflecting the commencement of crude oil production in 2005.  Our operating expenses in 2005 totaled $2,382,769, as compared to expenses of $146,306 in 2004.  This $2,236,463 increase is the result of the commencement of active operation in 2005.  These expenses included $1,327,292 of consulting fees, which consist of $811,535 of non-cash stock-based compensation in respect of stock options vesting during the year, $214,985 of investor relations fees for handling inquiries from, and providing information to, our existing stockholders and prospective investors and assisting us with the preparation and dissemination of press releases, $240,765 of consulting fees relating to the identification of and due diligence regarding potential property acquisitions and financing, and $60,007 of consulting fees relating to regulatory filings and ongoing administration.  Our stock-based compensation expense of $811,535 described above represents the fair value as of the grant date of stock options vesting during the year.  We determine the fair value using the Black-Scholes options pricing model.

Our operating expenses also included $270,575 of management fees, an analysis of which is provided at “Executive Compensation – Summary Compensation Table;” and $312,200 for the non-cash impairment charge relating to our interest in the Henry Dome gas well (see “Description of Property – McMullen County, Texas”).  Our loss for the fiscal year ended December 31, 2004 consisted primarily of consulting fees of $70,546, management fees of $25,645 and office expenses of $21,204.

Oil production commenced in September 2005 on our Archer County leases (see “Description of Property – Archer County and Wichita County, Texas”) and revenue totaled $29,673 for the year.  During the year, our related production costs totaled $46,478, including $35,987 of remediation expenses relating to bringing 11 existing wells back online.  We do not expect to incur additional significant remediation costs on these 11 wells in 2006, however we plan to remediate at least two more wells on our Archer County leases in 2006 at an expected cost of less than $70,000, which will be paid from available cash.

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

Item 7.

Financial Statements

Page
Index	23
Report of Independent Registered Public Accounting Firm	24
Consolidated Statements of Operations and Deficit	25
Consolidated Balance Sheets	26
Consolidated Statements of Stockholders’ Equity (Deficit)	27-28
Consolidated Statements of Cash Flows	29
Notes to the Consolidated Financial Statements	30-45

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

The following is a brief description of the business experience during the past five years of each of the above-named persons:

John Punzo

Since April 2005, John Punzo has been our Chief Executive Officer, Chairman of our Board of Directors and a director.  From January 1999 to January 2004, Mr. Punzo was President and Chief Executive Officer of Sonoran Energy Inc. (formerly Showstar Online.com, Inc.), an oil and gas company with assets of approximately $42,000,000 in January 2004 and whose shares are quoted on the OTC Bulletin Board, and was involved in the restructuring of that company into a successful energy producer until his departure to further develop his energy consultancy and private management group.  Since 1981, Mr. Punzo has played a key role in launching, directing and obtaining the funding for a number of public and private companies.  Mr. Punzo is also the sole shareholder, director and officer of each of Panterra Capital Inc. and Paradigm Process Inc., private consulting companies offering the following management services: supervision of day to day operations, identifying and negotiating the purchase of oil and gas properties, locating and securing financing, hiring and terminating personnel, overseeing regulatory compliance, and responding to investor inquiries.

Gordon C. McDougall

From January 1997 until August 2001, Mr. McDougall was President and sole shareholder of Campbell Capital Advisory Inc., a private investment and management consulting company located in Vancouver, British Columbia, Canada.  From March 2002 until June 2004, he was also a director of Gamestate Entertainment Inc. (subsequently renamed Quest Oil Corp.), a public leisure and entertainment company with assets of approximately $14,000 in June 2004 and whose shares are quoted on the OTC Bulletin Board.  From May 2004 until March 2006, Mr. McDougall was President and a director of Revelstoke Industries Inc, a newly-formed reporting company in the United States.  Since November 2004, he has been the sole shareholder, director and President of C4 Capital Advisory Inc., a private consulting company offering the following management services: identifying and negotiating the purchase of oil and gas properties, locating and securing financing, liaising with corporate counsel and accountants, and responding to investor inquiries. Born in New Brunswick, Canada, Mr. McDougall completed the Canadian Securities Course in 1984 and became a stockbroker with Nesbitt Thomson in 1984.  Mr. McDougall is well-versed in raising capital, managing start-up companies and coaching companies through their initial growth.  Mr. McDougall is a member of our Audit Committee.

Francis K. Ling

Mr. Ling was appointed our Chief Financial Officer on August 29, 2005 and since March 2000, he has been Chief Financial Officer for Dixon Networks Corporation. Dixon Networks is a private contracting company with up to 500 employees that specializes in the engineering and construction of fiber optic networks for large telecommunication companies primarily in British Columbia, Alberta, Washington and Oregon.  Mr. Ling’s work for them involves a minimal commitment of his time.  He holds Bachelor of Science, Bachelor of Commerce, and Master of Business Administration degrees, along with a Fellowship in the Institute of the Canadian Bankers’ Association.   Mr. Ling is chairman of our Audit Committee.

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

Name and Principal Position	Year	Annual Compensation			Long Term Compensation
					Awards		Payouts	All Other Compen- sation ($)
					Restricted Stock Awards ($)	Securities Underlying Options / SARS (#)	LTIP Payouts ($)
		Salary ($)	Bonus ($)	Other ($)
John Punzo, CEO, Chairman, director	2005 2004 2003	- - -	- - -	$143,300 [1] - -	- - -	2,000,000 - -	- - -	$2,700 [2] - -
Gordon C. McDougall, President, director	2005 2004 2003	- - -	- - -	105,200 [3] - -	- - -	1,600,000 - -	- - -	$3,130 [4] - -
Francis K. Ling, CFO, director	2005 2004 2003	- - -	- - -	$13,444 - -	- - -	1,200,000 - -	- - -	- - -
James F. Whiteside, President of Oil Sands Development, director	2005 2004 2003	- - -	- - -	$40,000 - -	- - -	1,200,000 - -	- - -	- - -
Daniel M. Leonard, [5] Vice President of Exploration and Development, director	2005 2004 2003	- - -	- - -	$59,195 - -	- - -	750,000 - -	- - -	- - -

1.

Paid and accrued to Panterra Capital Inc. and Paradigm Process Inc., private companies controlled by John Punzo.

2.

Paid to Panterra Capital Inc. and Paradigm Process Inc. for rented space for office use.

3.

Paid and accrued to C4 Capital Advisory Inc., a private company controlled by Gordon C. McDougall.

4.

Paid to Gordon C. McDougall for rented space for office use.

5.

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

On March 27, 2006, we granted additional options to Mr. Punzo to purchase up to 500,000 shares of our common stock at a price of $3.85 per share at any time until February 28, 2009.  The market price of our stock on the date of this grant of stock options was $3.40 per share.  A copy of this agreement is filed with the Securities and Exchange Commission as Exhibit 10.4 hereto.

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

Employment Contracts and Termination of Employment

On April 2, 2005, we entered into a five year management agreement with Paradigm Process Inc., a private company controlled by John Punzo, our Chairman and Chief Executive Officer.  This management agreement contains the following provisions: a monthly fee $13,700 ($164,400 annually) with a one-time payment of $10,000 upon execution of the agreement; the grant of stock options to purchase not less than 1,000,000 shares of our common stock per year; and upon termination of the agreement by us, a severance payment equal to $328,800, representing 24 months of fees.  This agreement was terminated at the request of Paradigm Process Inc. on September 30, 2005 and replaced by a management agreement with Panterra Capital Inc.  We and Paradigm Process Inc. agreed to waive the severance payment upon termination of this contract.  A copy of this agreement is filed with the Securities and Exchange Commission as Exhibit 10.5 hereto.

On October 1, 2005, we entered into a five year management agreement with Panterra Capital Inc., a private company controlled by John Punzo, our Chairman and Chief Executive Officer.  This management agreement contains the following provisions: a monthly fee $13,700 ($164,400 annually); the grant of stock options to purchase not less than 1,000,000 shares of our common stock per year; and upon termination of the agreement by us, a severance payment equal to $164,400, representing 12 months of fees.  A copy of this agreement is incorporated by reference at Exhibit 10.8 hereto.

On April 2, 2005, we entered into a five year management agreement with C4 Capital Advisory Inc., a private company controlled by Gordon C. McDougall, our President.  This management agreement contains the following provisions: a monthly fee $10,800 ($129,600 annually); the grant of stock options to purchase not less than 800,000 shares of our common stock per year; and upon termination of the agreement by us, a severance payment equal to 24 months of fees.  By agreement dated September 7, 2005, the severance payment was reduced to an amount equal to $129,600, representing 12 months of fees.  A copy of this agreement is filed with the Securities and Exchange Commission as Exhibit 10.6 hereto.

On October 14, 2005, we entered into a three year consulting agreement with James F. Whiteside, our President of Oil Sands Development.  This consulting agreement contains the following provisions: a monthly fee $10,000 ($120,000 annually); the grant of stock options to purchase not less than 1,200,000 shares of our common stock at $0.50 per share, which options vest at a rate of 100,000 options per calendar quarter; and  not less than 60-days’ written notice to terminate the agreement.  A copy of this agreement is filed with the Securities and Exchange Commission as Exhibit 10.7 hereto.  In March 2006, Mr. Whiteside’s agreement was modified to reduce the monthly fee to $2,500 and on April 5, 2006 we delivered notice to Mr. Whiteside terminating this agreement as of June 6, 2006.

On October 1, 2005, we entered into a three year consulting agreement with Daniel M. Leonard, our Vice President of Exploration and Development from August 29, 2005 until September 30, 2005.  This consulting agreement contains the following provisions: a monthly fee $10,000 ($120,000 annually); the grant of stock options to purchase not less than 750,000 shares of our common stock at $0.50 per share, which options vest at a rate of 62,500 options per calendar quarter; and  not less than 60-days’ written notice to terminate the agreement.

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

WENTWORTH ENERGY, INC.

Date December 14, 2006

/s/ John Punzo

John Punzo, Chief Executive Officer

Wentworth Energy, Inc.
(formerly Avondale Capital I Corp.)
(an Exploration Stage Enterprise)

Consolidated Financial Statements
(Expressed in US Dollars)

December 31, 2005

Report of Independent Registered Public Accounting Firm	24
Consolidated Statements of Operations and Deficit	25
Consolidated Balance Sheets	26
Consolidated Statements of Stockholders’ Equity (Deficit)	27-28
Consolidated Statements of Cash Flows	29
Notes to the Consolidated Financial Statements	30-45

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

As described in Note 17 to the consolidated financial statements, the Company has restated its consolidated financial statements, as of December 31, 2005 and for the year then ended.

Vancouver, Canada.

“MacKay LLP”

April 13, 2006, except notes 9, 13 and 17

Chartered Accountants

    dated December 13, 2006

Wentworth Energy, Inc.
(formerly Avondale Capital I Corp.)
(an Exploration Stage Enterprise)

Consolidated Statements of Operations and Deficit
(Expressed in US Dollars)
Cumulative	Period ended
Inception to	December 31,
December 31, 2005 Restated	2005 Restated	2004

Oil and gas revenue	$ 29,673	$ 29,673	$ -
Production costs	(46,478)	(46,478)	-

Gross profit (loss)	(16,805)	(16,805)	-

Expenses	0	0	0
Amortization	860	619	241
Consulting (including stock based compensation)	1,397,838	1,327,292	70,546
Finance costs	91,083	91,083	-
Impairment of oil and gas properties	312,200	312,200	-
Interest and bank charges	62,936	62,746	190
Management fees	296,220	270,575	25,645
Office and miscellaneous	55,434	34,230	21,204
Property evaluation costs	10,000	10,000	-
Professional fees	95,016	86,663	8,353
Promotion	102,100	102,100	-
Regulatory authorities	7,034	7,034	-
Rent	13,933	8,333	5,600
Transfer agent	8,781	6,531	2,250
Travel	67,705	55,428	12,277
Utilities	7,935	7,935	-

	2,529,075	2,382,769	146,306

Loss before other item	(2,545,880)	(2,399,574)	(146,306)

Other item
Write down of option payments	(100,000)	(100,000)	-

Loss for the period	(2,645,880)	(2,499,574)	(146,306)

Deficit, beginning of period	-	(146,306)	-

Deficit accumulated during the exploration stage	$ (2,645,880)	$ (2,645,880)	$ (146,306)

Basic and diluted loss per share		$ (0.23)	$ (0.05)

Weighted average shares outstanding		10,921,989	3,022,331

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.
(formerly Avondale Capital I Corp.)
(an Exploration Stage Enterprise)

Consolidated Balance Sheets
(Expressed in US Dollars)
December 31,	2005 Restated	2004

Assets
Current
Cash	$ 107,397	$ -
Accounts receivable and accrued receivables	7,441	2,794
Prepaid expenses (note 4)	66,995	7,925

Total current assets	181,833	10,719

Unproved oil and gas properties (note 5)	297,101	202,460

Equipment (note 6)	2,008	1,615

Deferred finance costs	11,333	-

	$ 492,275	$ 214,794

Liabilities
Current
Accounts payable and accrued liabilities	$ 164,774	$ 168,543
Share subscriptions received	60,725	20,801
Convertible loans payable (note 7)	183,500	-
Due to related parties (note 8)	51,654	5,356
Asset retirement obligation (note 9)	189,000	-

Total current liabilities	649,653	194,700

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value
2,000,000 shares authorized
Nil shares issued and outstanding ( 2004 – nil)	-	-

Common stock, $0.001 par value
48,000,000 shares authorized
15,132,111 shares outstanding (2004 – 4,770,000)	15,132	4,770

Additional paid in capital	2,473,370	171,630

Expenses prepaid with common stock	-	(10,000)

Deficit accumulated during the exploration stage	(2,645,880)	(146,306)

	(157,378)	20,094

	$ 492,275	$ 214,794

Commitments (note 15)

Subsequent events (note 16)

Approved by the Directors:

/s/ John Punzo_________ Director

/s/ Francis Ling_______ Director

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

Wentworth Energy, Inc.
(formerly Avondale Capital I Corp.)
(an Exploration Stage Enterprise)

Consolidated Statement of Stockholders’ Equity (Deficit) (continued)
(Expressed in US Dollars)

For the period from inception on July 21, 2004 to December 31, 2005

	Number of shares	Par Value	Additional Paid in Capital Restated	Expenses prepaid with common stock	Deficit Accumulated During the Exploration Stage Restated	Total Restated

August 4, 2005 issuance of common stock for bonus on convertible note	6,000	6	1,494	-	-	1,500

August 4, 2005 issuance of common stock for cash	120,000	120	89,880	-	-	90,000

August 4, 2005 issuance of common stock for services	444,833	445	115,263	-	-	115,708

Additional paid-in capital from convertible line of credit financing	-	-	282,881	-	-	282,881

September 1, 2005 cancellation of common stock for non-payment	(500,000)	(500)	(4,500)	-	-	(5,000)

September 13, 2005 issuance of common stock for origination fee on loan agreement	100,000	100	24,900	-	-	25,000

September 13, 2005 issuance of common stock for services	62,667	63	21,244	-	-	21,307

September 28, 2005 issuance of common stock to purchase leases	10,000	10	8,090	-	-	8,100

September 30, 2005 issuance of common stock upon exercise of options	840,000	840	209,160	-	-	210,000

October 31, 2005 issuance of common stock for consultant’s fee	80,000	80	19,920	-	-	20,000

November 3, 2005 issuance of common stock for services	100,000	100	82,900	-	-	83,000

December 30, 2005 issuance of common stock for cash	1,358,754	1,358	678,019	-	-	679,377

Reduction in paid-in capital from convertible line of credit financing	-	-	(266,672)	-	-	(266,672)

Stock based compensation	-	-	811,535	-	-	811,535

Net loss for the period	-	-	-	-	(2,499,574)	(2,499,574)

Balance December 31, 2005	15,132,111	$ 15,132	$ 2,473,370	$ -	$ (2,645,880)	$ (157,378)

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.
(formerly Avondale Capital I Corp.)
(an Exploration Stage Enterprise)

Consolidated Statements of Cash Flows
(Expressed in US Dollars)
Cumulative,	Period ended
Inception to	December 31,
December 31, 2005 Restated	2005 Restated	2004

Cash provided by (used for)

Operating activities
Loss for the period	$ (2,645,880)	$ (2,499,574)	$ (146,306)
Adjustments for:
Amortization	860	619	241
Stock based compensation	811,535	811,535	-
Interest on convertible line of credit	16,209	16,209	-
Impairment of oil and gas properties	312,200	312,200	-
Write-down of option payments	100,000	100,000	-
Non-cash administrative expenses	160,886	153,386	7,500
Change in non-cash working capital items:
Accounts receivable and accrued receivables	(7,441)	(4,647)	(2,794)
Prepaid expenses	3,838	11,763	(7,925)
Accounts payable and accrued liabilities	(10,678)	(51,761)	41,083
Due to related parties	51,654	46,298	5,356

	(1,206,817)	(1,103,972)	(102,845)

Investment activities
Cash received on recapitalization	5,821	5,821	-
Oil and gas property purchase	(465,204)	(390,204)	(75,000)
Proceeds from sale of oil and gas property interest	180,463	180,463	-
KLE Mineral Holdings, LLC option payments	(30,000)	(30,000)	-
Equipment purchases	(2,868)	(1,012)	(1,856)

	(311,788)	(234,932)	(76,856)

Financing activities
Deferred finance costs	(12,500)	(12,500)	-
Proceeds from promissory note	183,500	183,500	-
Proceeds from line of credit	282,881	282,881	-
Repayment of line of credit	(282,881)	(282,881)	-
Subscriptions received	53,225	39,924	13,301
Issuance of shares	1,401,777	1,235,377	166,400

	1,626,002	1,446,301	179,701

Increase in cash	107,397	107,397	-

Cash, beginning of period	-	-	-

Cash, end of period	$ 107,397	$ 107,397	$ -

Supplemental cash flow information
Interest paid	$ 8,881	$ 8,881	$ -
Income taxes paid	$ -	$ -	$ -

Supplemental non-cash information (note 12)

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
(Expressed in US Dollars)

December 31, 2005

2.

Significant Accounting Policies (continued)

j)

Loss per share

Basic loss per share has been calculated based on the weighted average number of common shares outstanding during the period.  The Company uses the treasury stock method of calculating fully diluted per share amounts whereby any proceeds from the exercise of stock options or other dilutive instruments are assumed to be used to purchase common shares at the average market price during the period.  The dilutive effect of convertible securities is reflected in diluted loss per share by application of the if-converted method.  Under this method, conversion shall not be assumed for the purposes of computing diluted loss per share if the effect would be anti-dilutive.  For the year ended December 31, 2005 the Company had approximately 9,813,754 (December 31, 2004 – nil) potentially dilutive convertible securities which are not included in the calculation of earnings per share, because the effect would be anti-dilutive.

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
(Expressed in US Dollars)

December 31, 2005

2.

Significant Accounting Policies (continued)

n)

Stock based compensation

The Company adopted the recommendations of SFAS No. 123 (revised 2004), Share-Based Payments, upon inception on July 21, 2004, and accordingly the cost of employee services received in exchange for equity instruments is measured at fair value at the grant date.  The cost of employee services received in exchange for an award of liability instruments is measured initially at fair value and re-measured subsequently at each reporting date through the settlement date.  Equity instruments issued to non-employees are accounted for under the provisions of SFAS No. 123 (revised 2004) and EITF 96-18.

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

p)

Recent accounting pronouncements (continued)

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

3.

Business Combination

On May 12, 2005, the Company acquired 86.8% of the common stock of Wentworth Oil & Gas, Inc., a Nevada corporation, by the issuance of 1,416,000 shares in the common stock of the company at a deemed value of $0.001 per share.  On August 4, 2005, a further 11.0% was acquired by the issuance of 180,000 shares of Company stock, for a total ownership interest of 97.8%.  Wentworth Oil & Gas, Inc. owns an interest in the J.B. Henry #1 natural gas prospect (see note 5).

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

Subsequent to the year end, gas production commenced, but at lower rates than anticipated.  Accordingly, the Company deemed it prudent to record a write-down of the carrying value of the property from $312,201 to a nominal $1, in the current year.

b)

Archer County, Texas

In September 2005, the Company acquired a 100% working interest (an 81.25% net revenue interest) in the Wuckowitsch and Burnett property covering approximately 240 acres in Archer County, Texas.  The property comprises 11 producing wells and 31 inactive wells.  The Company purchased the leases to this property by issuing 10,000 common shares valued at $8,100 and capitalized $189,000 of asset retirement obligations.

c)

Asphalt Ridge Tar Sands, Utah

In November 2005, the Company acquired a 100% working interest (an 82.50% net revenue interest) in the Asphalt Ridge Tar Sands property covering approximately 1,900 acres near Vernal, Utah.  The Company purchased the leases to this property by a cash payment of $100,000.

d)

Costs incurred in oil and gas property acquisition, exploration and development activities

Costs incurred in oil and gas property acquisition, exploration and development activities are summarized as follows:

Wentworth Energy, Inc.
(formerly Avondale Capital I Corp.)
(an Exploration Stage Enterprise)

Notes to the Consolidated Financial Statements
(Expressed in US Dollars)

December 31, 2005

5.

Oil and Gas Properties

d)

Costs incurred in oil and gas property acquisition, exploration and development activities (continued)

	December 31, 2005	December 31, 2004
Acquisitions:
Proved producing reserves	$ -	$ -
Proved non-producing reserves	-	-
Unproved properties	297,101	202,460
Development costs	-	-
Explorations costs	-	-

	$ 297,101	$ 202,460

6.

Equipment

	Cost	Accumulated Amortization	December 31, 2005 Net Book Value

Office equipment	$ 2,523	$ 826	$ 1,697
Furniture and fixtures	345	34	311

	$ 2,868	$ 860	$ 2,008

	Cost	Accumulated Amortization	December 31, 2004 Net Book Value

Office equipment	$ 1,856	$ 241	$ 1,615

7.

Convertible Loans Payable

December 31, 2005

12% Convertible Note	$ 183,500

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

Wentworth Energy, Inc.
(formerly Avondale Capital I Corp.)
(an Exploration Stage Enterprise)

Notes to the Consolidated Financial Statements
(Expressed in US Dollars)

December 31, 2005

7.

Convertible Loans Payable (continued)

In August 2005, the Company entered into a line of credit agreement, whereby it can borrow up to $1,000,000 at a rate of 10% per annum calculated and payable annually.  Advances under the line of credit, which totaled $282,881 during fiscal 2005, are due and payable on August 22, 2008 and until repayment, the lender may convert the principal sum and accrued interest into shares of the common stock of the Company at a price of $0.90 per share.  In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” the Company recorded the value of the embedded beneficial conversion feature of $282,881 as additional paid-in capital as the debt was issued with an intrinsic value conversion feature.  Upon repayment of the outstanding principal and accrued interest on December 30, 2005, the Company reduced additional paid-in capital by the sum of $266,672.

8.

Related Party Transactions

a)

During the year, the Company entered into transactions with related parties as follows.  These amounts have been recorded at the exchange amount, being the amount agreed to by the parties;

Management fees paid to corporations controlled by directors	$ 261,944
Rent paid to a corporation controlled by a director	$ 2,700
Rent paid to a director	$ 3,130
Consulting fees paid to directors	$ 99,195

b)

As at December 31, 2005, $51,654 (2004 – $5,356) was owed to a director and corporations owned by directors of the Company in respect of unpaid fees and expenses.  The amount due to related parties is unsecured, without interest or stated terms of repayment; accordingly fair value cannot be reliably determined.

9.

Asset Retirement Obligation

The following table summarizes the changes in the Company’s asset retirement liability during the years ended December 31, 2005 and 2004:

	2005	2004
Asset retirement obligation at January 1	$ -	$ -
Property additions	189,000	-
Asset retirement obligation at December 31	$ 189,000	$ -

The fair value of the liability as of December 31, 2005, $189,000, was determined to be equal to the estimated well site remediation costs, as it is assumed that remediation would commence within 12 months of the end of the year.

10.

Warrants Outstanding

Each warrant entitles the holder to purchase one share of the common stock of the Company at a fixed cash exercise price at any time during the term of the warrant.

Wentworth Energy, Inc.
(formerly Avondale Capital I Corp.)
(an Exploration Stage Enterprise)

Notes to the Consolidated Financial Statements
(Expressed in US Dollars)

December 31, 2005

10.

Warrants Outstanding (continued)

	Number of warrants	Weighted Average Exercise Price	Issuance Date	Expiry Date
Outstanding at December 31, 2004	-	-		-

Warrants granted	120,000	$0.75	July 4, 2005	July 4, 2006
Warrants granted	1,358,754	$1.00	December 30, 2005	December 30, 2008
Warrants exercised	-	-		-
Outstanding at December 31, 2005	1,478,754	$0.98		38 months

11.

Issuances of Securities

Since its inception on July 21, 2004, the Company has issued the following shares of its common stock:

Date	Security	Number of Securities	Consideration			Basis for Assigning Amount
			Per Security	Total	Nature
July 21, 2004	Common stock	2,805,882	0.001	2,400	Cash	Cash
November 26, 2004	Common stock	46,765	0.250	10,000	Services	Agreed value
December 31, 2004	Common stock	1,917,353	0.100	164,000	Cash	Cash
February 22, 2005	Common stock	2,000,000	0.001	2,000	Cash	Cash
March 15, 2005	Common stock	3,000,000	0.010	30,000	Cash	Cash
March 15, 2005	Common stock	100,000	0.010	1,000	Services	Agreed value
April 15, 2005	Common stock	50,000	0.250	12,500	Services	Agreed value
May 12, 2005	Common stock	1,416,000	0.001	1,416	Shares of Wentworth Oil & Gas, Inc.	Book value of assets purchased
June 6, 2005	Common stock	896,000	0.250	224,000	Cash	Cash
June 6, 2005	Common stock	50,000	0.250	12,500	Debt settlement	Face value of debt
June 6, 2005	Common stock	30,000	0.500	15,000	Bonus on convertible note	Agreed value
June 6, 2005	Common stock	17,857	0.700	12,500	Services	Agreed value
August 4, 2005	Common stock	180,000	0.001	180	Shares of Wentworth Oil & Gas, Inc.	Book value of assets purchased
August 4, 2005	Common stock	6,000	0.250	1,500	Bonus on convertible note	Agreed value
August 4, 2005	Common stock	120,000	0.750	90,000	Private placement	Agreed upon value of equity units
August 4, 2005	Common stock	444,833	0.260	115,708	Services	Agreed value
September 1, 2005	Common stock	(500,000)	(0.001)	(5,000)	Cancellation for non-payment	Subscribed price
September 13, 2005	Common stock	100,000	0.250	25,000	Origination fee on loan	Agreed value
September 13, 2005	Common stock	62,667	0.340	21,307	Services	Agreed value
September 28, 2005	Common stock	10,000	0.810	8,100	Oil and gas leases	Agreed value
September 30, 2005	Common stock	840,000	0.250	210,000	Option exercise for cash	Agreed option price
October 31, 2005	Common stock	80,000	0.250	20,000	Consultant’s fee	Agreed value
November 3, 2005	Common stock	100,000	0.830	83,000	Services	Agreed value
December 30, 2005	Common stock	1,358,754	0.500	679,377	Private placement	Agreed upon value of equity units

Total		15,132,111

Wentworth Energy, Inc.
(formerly Avondale Capital I Corp.)
(an Exploration Stage Enterprise)

Notes to the Consolidated Financial Statements
(Expressed in US Dollars)

December 31, 2005

11.

Issuances of Securities (continued)

Since its inception on July 21, 2004, the Company has issued the following share purchase warrants:

Date	Security	Number of Securities	Consideration			Basis for Assigning Amount
			Per Security	Total	Nature
August 4, 2005	Warrants	120,000	0.00	$ -	Private placement	Agreed upon value of equity units
December 30, 2005	Warrants	1,358,754	0.00	-	Private placement	Agreed upon value of equity units

Total		1,478,754

12. Non-Cash Transactions

The following non-cash transactions were recorded during the periods ended:

	December 31,
	2005	2004
Shares issued for Investing activities	$ 9,696	$ -
Shares issued for Financing activities	$ 81,500	$ -

13.

Stock-Based Compensation

The Company grants options to directors, officers, and consultants to acquire common stock.  As disclosed in note 2(n) the company has prospectively adopted the recommendations of SFAS 123(R) upon inception on July 21, 2004 with respect to stock-based compensation.

The Company issued 9,775,000 options during the year.  The estimated fair value, as determined by a Black-Scholes option pricing model, of stock options granted and future charges to operations are set out below.

Date of grant	March 18, 2005	April 2, 2005	June 8, 2005	October 1, 2005	December 31, 2005	Total or Average

Number of options	6,000,000	400,000	225,000	100,000	3,050,000	9,775,000
Number expected to vest	6,000,000	400,000	225,000	100,000	3,050,000	9,775,000
Estimated life	2.6 years	2.8 years	2.0 years	2.4 years	2.1 years	2.4 years
Share price at date of grant	$0.25	$0.25	$0.25	$0.75	$0.62	$0.37
Weighted average option exercise price	$0.32	$0.38	$0.42	$0.50	$0.50	$0.38
Risk free interest rate	3.25%	3.25%	3.25%	3.32%	3.85%	3.44%
Estimated volatility	93.96%	96.96%	94.95%	195.49%	211.43%	131.80%
Option fair value	$0.13	$0.13	$0.09	$0.68	$0.55	$0.27
Compensation cost	$776,556	$52,248	$19,444	$67,509	$1,687,601	$2,603,358

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

Wentworth Energy, Inc.
(formerly Avondale Capital I Corp.)
(an Exploration Stage Enterprise)

Notes to the Consolidated Financial Statements
(Expressed in US Dollars)

December 31, 2005

13.

Stock-Based Compensation (continued)

	Total Number of options	Currently exercisable options	Weighted Average Exercise Price	Expiry date

Outstanding at December 31, 2004	-		-
Options granted	1,800,000	-	$0.50	February 28, 2009
Options granted	4,100,000	2,612,500	$0.25	February 28, 2008
Options granted	3,425,000	346,000	$0.50	February 28, 2008
Options granted	350,000	222,500	$0.25	February 28, 2007
Options granted	100,000	25,000	$0.50	December 31, 2006
Options exercised	(840,000)	-	$0.25	February 28,2008
Options terminated	(600,000)	-	$0.25	February 28, 2008

Outstanding at December 31, 2005	8,335,000	3,206,000	$0.41	28 months

The fair value of stock options is charged to operations over the lesser of the vesting period or the expected life of the options.

14.

Income Taxes

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

December 31,	2005	2004

Loss before income taxes	$ (2,499,574)	$ (146,306)

Income tax recovery at statutory rates	(374,936)	(21,946)
Non-deductible items for tax purposes	139,161	-
Unrecognized benefit of non-capital loss carry-forwards	235,775	21,946

	$ -	$ -

Wentworth Energy, Inc.
(formerly Avondale Capital I Corp.)
(an Exploration Stage Enterprise)

Notes to the Consolidated Financial Statements
(Expressed in US Dollars)

December 31, 2005

14.

Income Taxes (continued)

The significant components of the Company’s future income tax assets are as follows:

December 31,	2005	2004

Future income tax assets
Non-capital losses available for future periods	$ 257,721	$ 21,946

Valuation allowance	(257,721)	(21,946)

	$ -	$ -

At December 31, 2005 the Company has available non-capital losses of approximately $2,300,000 which may be carried forward to apply against future income.  These losses will expire commencing in 2014.

Future tax benefits, which may arise as a result of applying these deductions to taxable income, have not been recognized in these accounts.

15.

Commitments and Contingencies

The company has entered into the following consulting agreements:

a)

Effective March 1, 2005, pursuant to which a consultant will be paid $1,000 per month, in cash or common shares at the option of the consultant, and a minimum of 25,000 options to be granted annually, the agreement is for a term of one year. If the agreement is terminated by the Company without notice, damages are payable equal to 12 times the monthly fee.  The consultant will be paid a fee for services in connection with the raising of debt or equity financing.

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

Wentworth Energy, Inc.
(formerly Avondale Capital I Corp.)
(an Exploration Stage Enterprise)

Notes to the Consolidated Financial Statements
(Expressed in US Dollars)

December 31, 2005

15.

Commitments and Contingencies (continued)

d)

Effective April 2, 2005, pursuant to which a corporation controlled by of the President of the Company, will be paid $10,800 per month for consulting services, in cash or common shares at the option of the consultant.   Additional remuneration includes a minimum of 800,000 options to be granted annually.  The agreement is for a term of five years. If the agreement is terminated by the company without notice, damages are payable equal to 12 times the monthly fee.

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

16.

Subsequent Events

a)

In January 2006, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a single investor pursuant to which the investor purchased 10% secured convertible debentures with a principal amount of $1,500,000, and warrants to purchase 1,500,000 shares of the Company’s common stock until January 12, 2011, 1/3 of which are exercisable at a price of $0.60 per share, 1/3 are exercisable at $0.80 per share and 1/3 are exercisable at $1.00 per share.  The Company also issued 100,000 common shares as a commitment fee to the investor, which shares were valued at $64,000.

Wentworth Energy, Inc.
(formerly Avondale Capital I Corp.)
(an Exploration Stage Enterprise)

Notes to the Consolidated Financial Statements
(Expressed in US Dollars)

December 31, 2005

16.

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

The Company issued 49,231 common shares to a third party as a professional services fee, which shares were valued at $32,000.

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

e)

Subsequent to the year end the Company issued 400,000 common shares on the exercise of stock options for proceeds of $100,000.  The Company also issued 218,943 common shares at prices ranging between $0.25 and $1.19 for services, valued at $147,015.

f)

Subsequent to the year end, the Company entered into an agreement with Petromax Technologies, LLC (“Petromax”) and others, wherein the parties agreed to form a corporation, Wentworth Oil Sands, Inc., to develop oil sands projects worldwide using Petromax’s hydrocarbon separation technology.  Wentworth Oil Sands, Inc. is 50% owned by the Company.  As consideration, the Company agreed to transfer to Wentworth Oil Sands, Inc. its Asphalt Ridge Tar Sand mineral leases, for which the Company paid $100,000, issue to Petromax, 200,000 shares of the Company’s common stock and grant stock options entitling Petromax to purchase up to an additional 300,000 shares of the Company’s common stock at a price of $1.25 per share at any time until March 1, 2009.

Wentworth Energy, Inc.
(formerly Avondale Capital I Corp.)
(an Exploration Stage Enterprise)

Notes to the Consolidated Financial Statements
(Expressed in US Dollars)

December 31, 2005

17.

Restatement of Financial Statements

The Company has restated certain of its amounts reported for 2005 to correct errors relating to the valuation of stock options granted during 2005 and accounting for an asset retirement obligation.  The value of stock options granted in March, April and June 2005 has been increased by $612,095 based on estimated volatility of a peer group of small oil and gas exploration companies, and an asset retirement obligation has been recorded for the cost of plugging and abandoning wells acquired in 2005.

The following is a summary of the impact of these restatements on the Company’s consolidated balance sheet as of December 31, 2005:

	December 31, 2005
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Unproved oil and gas properties	$ 100,001	$ 197,100	(a,b)	$ 297,101
Total assets	295,175	197,100		492,275
Asset retirement obligation	-	189,000	(a)	189,000
Total liabilities	460,653	189,000		649,653
Additional paid in capital	1,861,275	612,095	(c)	2,473,370
Accumulated deficit	(2,041,885)	(603,995)	(b,c)	(2,645,880)
Total stockholders’ deficit	(165,478)	8,100	(b)	(157,378)
Total liabilities and stockholders’ deficit	295,175	197,100		492,275

The following is a summary of the impact of these restatements on the Company’s consolidated statement of operations for the year ended December 31, 2005:

	Year ended December 31, 2005
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Production costs	$ 54,578	$ (8,100)	(b)	$ 46,478
Gross profit (loss)	(24,905)	8,100		(16,805)
Consulting (including stock based compensation)	715,197	612,095	(c)	1,327,292
Total expenses	1,770,674	612,095		2,382,769
Loss before other item	(1,795,579)	(603,995)		(2,399,574)
Loss for the period	(1,895,579)	(603,995)		(2,499,574)
Deficit accumulated during the exploration stage	(2,041,885)	(603,995)		(2,645,880)
Basic and diluted loss per share	(0.17)	(0.06)		(0.23)

The following is a summary of the impact of these restatements on the Company’s consolidated statement of cash flow for the year ended December 31, 2005:

	Year ended December 31, 2005
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Loss for the period	$ (1,895,579)	$ (603,995)	(b,c)	$(2,499,574)
Depletion	8,100	(8,100)	(b)	-
Stock based compensation	199,440	612,095	(c)	811,535

(a)

To increase the amount reported for asset retirement obligations in respect of the Company’s oil and gas properties by $189,000

(b)

To reverse depletion expense of $8,100 recorded during the year ended December 31, 2005 in respect of the Company’s oil and gas properties

(c)

To increase stock-based compensation in respect of the value of stock options granted during the year ended December 31, 2005 by $612,095.

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