Form 10QSB/A
period 2006-03-31
Wentworth Energy, Inc.
filed 2006-12-20
CIK 1138932

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

No [X]

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

Page
Interim Consolidated Balance Sheets	2
Interim Consolidated Statements of Operations	3
Interim Consolidated Statement of Stockholders’ Deficit	4 - 6
Interim Consolidated Statements of Cash Flows	7
Notes to the Interim Consolidated Financial Statements	8 - 17

The information in this amended Form 10-QSB includes the following changes from the original filing:

1.

our balance sheet as of March 31, 2006 is restated to record the asset retirement obligation for the eventual plugging and abandonment cost of the oil and gas wells we have acquired, and the related increase in the carrying amount of our oil and gas interests for the asset retirement costs;

2.

our financial statements include an interim consolidated statement of stockholders’ deficit;

3.

the notes to our financial statements for the period ended March 31, 2006 include additional and expanded disclosure of our significant accounting policies concerning oil and gas activities, asset retirement obligations, foreign currency translation, loss per share and stock based compensation;

4.

our comparative balance sheet as of December 31, 2005 and our comparative statements of operations and cash flow for the three month period ended March 31, 2005 have been restated to reflect the revised figures reported in our Annual Report on Form 10-KSB/A-2 for the year ended December 31, 2005; and

5.

in Management’s Discussion and Analysis of Financial Condition and Results of Operations, we added a discussion of our critical accounting policies.

All business and historical information is as of the original filing date, does not reflect subsequent events and may include prospective information that has been superseded in subsequent Securities and Exchange Commission filings.

Wentworth Energy, Inc.
(Formerly Avondale Capital I Corp.)
(An Exploration Stage Enterprise)

Interim Consolidated Balance Sheets (Unaudited)

	(Unaudited)
	March 31, 2006	December 31, 2005
	Restated	Restated
ASSETS
CURRENT ASSETS
Cash	$ 672,128	$ 107,397
Accounts receivable and accrued receivables	15,880	7,441
Prepaid expenses and deposits	258,230	66,995

Total Current Assets	946,238	181,833

UNPROVED OIL AND GAS PROPERTIES, at full cost	327,210	297,101

EQUIPMENT, net	8,515	2,008

INVESTMENT IN WENTWORTH OIL SANDS, INC., at equity	100,970	-

DEFERRED FINANCE COSTS, net	279,715	11,333

Total Assets	$ 1,662,648	$ 492,275

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 181,114	$ 164,774
Share subscriptions payable	-	60,725
Due to related parties	159,841	51,654
Asset retirement obligation	252,525	189,000
Convertible note payable	183,500	183,500
Derivative contract liability	16,445,364	-

Total Current Liabilities	17,222,344	649,653
Convertible debentures payable	1,500,000	-
Discount on convertible debentures payable	(1,395,833)	-

Total Liabilities	17,326,511	649,653

COMMITMENTS (Note 11)

STOCKHOLDERS’ DEFICIT
Preferred shares, 2,000,000 shares authorized, $0.001 par value;
no shares issued and outstanding in 2006 and 2005	-	-
Common shares, 48,000,000 shares authorized, $0.001 par value;
23,658,285 issued and 15,900,285 outstanding in 2006 and	23,658	15,132
15,132,111 shares issued and outstanding in 2005
Additional paid-in capital	4,432,592	2,473,370
Treasury stock, at cost, 7,758,000 shares in 2006	(7,758)	-
Deficit accumulated during exploration stage	(20,112,355)	(2,645,880)

Total Stockholders’ Deficit	(15,663,863)	(157,378)

Total Liabilities and Stockholders’ Deficit	$ 1,662,648	$ 492,275

Wentworth Energy, Inc.
(Formerly Avondale Capital I Corp.)
(An Exploration Stage Enterprise)

Interim Consolidated Statements of Operations (Unaudited)

	Cumulative,	Three Months	Three Months
	Inception to	Ended	Ended
	March 31, 2006 Restated	March 31, 2006	March 31, 2005

REVENUE	$ 53,810	$ 24,137	$ -
COST OF REVENUE	67,938	21,460	-

GROSS PROFIT/(LOSS)	(14,128)	2,677	-

EXPENSES
Consulting (including stock based compensation)	3,120,152	1,722,314	33,273
Depreciation	1,353	493	153
Finance costs	119,951	28,868	-
Impairment of oil and gas property	312,200	-	-
Interest and bank charges	202,463	139,527	12,659
Management fees	369,720	73,500	15,000
Office and miscellaneous	86,124	30,690	11,440
Professional fees	159,588	64,572	9,569
Promotion	504,111	402,011	6,684
Property evaluation costs	10,000	-	-
Regulatory fees	10,330	3,296	-
Rent	20,972	7,039	900
Transfer agent	10,356	1,575	428
Travel	116,896	49,191	13,447
Utilities	11,844	3,909	-

	5,056,060	2,526,985	103,553

LOSS FROM OPERATIONS	(5,070,188)	(2,524,308)	(103,553)

OTHER (REVENUE)/EXPENSE ITEMS
Interest income	(3,197)	(3,197)	-
Loss on derivative contracts	14,945,364	14,945,364	-
Write down of option payments	100,000	-	-

	15,042,167	14,942,167	-

NET LOSS	$ (20,112,355)	$ (17,466,475)	$ (103,553)

BASIC AND DILUTED LOSS PER SHARE		$ (1.11)	$ (0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED		15,706,798	6,200,000

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(An Exploration Stage Enterprise)

Interim Consolidated Statement of Stockholders’ Deficit (Unaudited)

For the period from inception on July 21, 2004 to March 31, 2006

						Deficit
				Expenses		Accumulated
	Common Stock		Additional	Prepaid		During the
	Number	Par	Paid-In	With	Treasury	Exploration
	of Shares	Value	Capital	Stock	Stock	Stage	Total

July 21, 2004 issued to founders for cash	2,805,882	$ 2,806	$ (406)	$ -	$ -	$ -	$ 2,400
at $0.001 per share

November 26, 2004 issued for services
at $0.25 per share	46,765	47	9,953	(10,000)	-	-	-

December 31, 2004 issued by private
placement for cash at $0.10 per share	1,917,353	1,917	162,083	-	-	-	164,000

Net loss for the period ended
December 31, 2004	-	-	-		-	(146,306)	(146,306)

Balance, December 31, 2004	4,770,000	4,770	171,630	(10,000)	-	(146,306)	20,094

February 22, 2005 issuance of common
stock for cash	2,000,000	2,000	-	-	-	-	2,000

March 15, 2005 issuance of common
stock for cash	3,000,000	3,000	27,000	-	-	-	30,000

March 15, 2005 issuance of common
stock for services	100,000	100	900	-	-	-	1,000

April 15, 2005 issuance of common
stock for services	50,000	50	12,450	-	-	-	12,500

May 12, 2005 issuance of common stock
to purchase Wentworth Oil & Gas, Inc.	1,416,000	1,416	(75,730)	10,000	-	-	(64,314)

June 6, 2005 issuance of common
stock for cash	896,000	896	223,104	-	-	-	224,000

June 6, 2005 issuance of common
stock for debt settlement	50,000	50	12,450	-	-	-	12,500

June 6, 2005 issuance of common
stock for bonus on convertible note	30,000	30	14,970	-	-	-	15,000

June 6, 2005 issuance of common
stock for financing fee	17,857	18	12,482	-	-	-	12,500

August 4, 2005 issuance of common stock
to purchase Wentworth Oil & Gas, Inc.	180,000	180	-	-	-	-	180

August 4, 2005 issuance of common
stock for bonus on convertible note	6,000	6	1,494	-	-	-	1,500

August 4, 2005 issuance of common
stock for cash	120,000	120	89,880	-	-	-	90,000

August 4, 2005 issuance of common
stock for services	444,833	445	115,263	-	-	-	115,708

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(An Exploration Stage Enterprise)

Interim Consolidated Statement of Stockholders’ Deficit (continued) (Unaudited)

For the period from inception on July 21, 2004 to March 31, 2006

						Deficit
				Expenses		Accumulated
	Common Stock		Additional	Prepaid		During the
	Number	Par	Paid-In	With	Treasury	Exploration
	of Shares	Value	Capital	Stock	Stock	Stage	Total

Additional paid-in capital from convertible
line of credit financing	-	-	282,881	-	-	-	282,881

September 1, 2005 cancellation of
common stock for non-payment	(500,000)	(500)	(4,500)	-	-	-	(5,000)

September 13, 2005 issuance of common
stock for origination fee on loan	100,000	100	24,900	-	-	-	25,000

September 13, 2005 issuance of common
stock for services	62,667	63	21,244	-	-	-	21,307

September 28, 2005 issuance of common
stock to purchase lease	10,000	10	8,090	-	-	-	8,100

September 30, 2005 issuance of common
common stock upon exercise of options	840,000	840	209,160	-	-	-	210,000

October 31, 2005 issuance of
common stock for financing fee	80,000	80	19,920	-	-	-	20,000

November 3, 2005 issuance of
common stock for services	100,000	100	82,900	-	-	-	83,000

December 30, 2005 issuance of
common stock for cash	1,358,754	1,358	678,019	-	-	-	679,377

Reduction in paid-in capital from
convertible line of credit financing	-	-	(266,672)	-	-	-	(266,672)

Stock based compensation	-	-	811,535	-	-	-	811,535

Net loss for the year ended
December 31, 2005	-	-	-	-	-	(2,499,574)	(2,499,574)

Balance, December 31, 2005	15,132,111	15,132	2,473,370	-	-	(2,645,880)	(157,378)

January 9, 2006 issuance of common
stock for services	92,500	93	31,132	-	-	-	31,225

January 9, 2006 issuance of common
stock for debt settlement	35,443	35	27,965	-	-	-	28,000

January 9, 2006 issuance of common
stock upon exercise of options	50,000	50	12,450	-	-	-	12,500

January 10, 2006 issuance of common
stock for commitment fee	100,000	100	63,900	-	-	-	64,000

January 10, 2006 issuance of common
stock to pledge as security for debt	7,758,000	7,758	-	-	(7,758)	-	-

February 9, 2006 issuance of common
stock upon exercise of options	400,000	400	99,600	-	-	-	100,000

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(An Exploration Stage Enterprise)

Interim Consolidated Statement of Stockholders’ Deficit (continued) (Unaudited)

For the period from inception on July 21, 2004 to March 31, 2006

						Deficit
				Expenses		Accumulated
	Common Stock		Additional	Prepaid		During the
	Number	Par	Paid-In	With	Treasury	Exploration
	of Shares	Value	Capital	Stock	Stock	Stage	Total

March 7, 2006 issuance of common
stock for financing fees	74,231	74	61,176	-	-	-	61,250

March 7, 2006 issuance of common
stock for debt settlement	16,000	16	19,024	-	-	-	19,040

Stock based compensation	-	-	1,643,975	-	-	-	1,643,975

Net loss for the period ended
March 31, 2006	-	-	-	-	-	(17,466,475)	(17,466,475)

Balance, June 30, 2006	23,658,285	$ 23,658	$4,432,592	$ -	$ (7,758)	$(20,112,355)	$(15,663,863)

Wentworth Energy, Inc.
(Formerly Avondale Capital I Corp.)
(An Exploration Stage Enterprise)

Interim Consolidated Statements of Cash Flow (Unaudited)
	Cumulative,	Three Months	Three Months
	Inception to	Ended	Ended
	March 31, 2006 Restated	March 31, 2006	March 31, 2005
OPERATING ACTIVITIES
Net loss for the period	$ (20,112,355)	$ (17,466,475)	$ (103,553)
Add/(deduct) non-cash items
Depreciation	1,353	493	153
Stock based compensation	2,455,510	1,643,975	-
Amortization of discount on convertible debentures	104,167	104,167	-
Loss on derivative contracts	14,945,364	14,945,364	-
Amortization of deferred financing costs	57,535	28,868	-
Impairment of oil and gas properties	312,200	-	-
Write-down of option payments	100,000	-	-
Stock issued for services	204,484	19,040	-
Changes in non-cash working capital items
Accounts receivable and accrued receivables	(15,880)	(8,439)	(1,176)
Prepaid expenses and deposits	(187,397)	(191,235)	-
Accounts payable and accrued liabilities	21,871	16,340	39,431
Advanced from related parties	159,841	108,187	(5,281)
Share subscriptions payable	(1,500)	(1,500)	-

Cash used by operating activities	(1,954,807)	(801,215)	(70,426)

FINANCING ACTIVITIES
Checks issued in excess of deposits	-	-	(1,331)
Loan receivable	-	-	(18,500)
Deferred financing costs	(184,500)	(172,000)	-
Proceeds from convertible note payable	183,500	-	-
Proceeds from convertible debentures payable	1,500,000	1,500,000	-
Shares issued for cash	1,514,277	112,500	158,200

Cash provided by financing activities	3,013,277	1,440,500	138,369

INVESTING ACTIVITIES
Cash received on recapitalization	5,821	-	-
Cash invested in Wentworth Oil Sands, Inc.	(969)	(969)	-
KLE Mineral Holdings, LLC option payments	(30,000)	-	-
Acquisition of equipment	(9,868)	(7,000)	(1,012)
Acquisition of oil and gas property	(531,789)	(66,585)	(40,492)
Proceeds from sale of oil and gas property interest	180,463	-	-

Cash used by investing activities	(386,342)	(74,554)	(41,504)

CASH INCREASE DURING PERIOD	672,128	564,731	26,439

CASH, BEGINNING OF PERIOD	-	107,397	-

CASH, END OF PERIOD	$ 672,128	$ 672,128	$ 26,439

SUPPLEMENTAL DISCLOSURE:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

NON-CASH ACTIVITIES:
Issued stock for reduction of payables	$ -	$ 59,225	$ -
Issued stock for assets acquired	$ 9,696	$ -	$ -
Issued stock for deferred financing fees	$ 152,750	$ 125,250	$ -
Transfer of oil and gas property to equity investments	$ 100,001	$ 100,001	$ -
Debt discount	$ 1,500,000	$ 1,500,000	$ -
Treasury stock issued for collateral	$ 7,758	$ 7,758	$ -

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

On March 2, 2006, Wentworth Oil Sands, Inc., a private Nevada corporation, was incorporated. The Company entered into an agreement with Petromax Technologies, LLC (“Petromax”) and others, wherein the parties agreed to form Wentworth Oil Sands, Inc., to develop oil sands projects worldwide using Petromax’s hydrocarbon separation technology.  Under that agreement, the Company issued 200,000 shares of its common stock valued at $378,000 to Petromax as an inducement to enter into the agreement and contributed to Wentworth Oil Sands, Inc. its Asphalt Ridge Tar Sands leases, for which the Company paid $100,000.  Wentworth Oil Sands, Inc. is 50% owned by the Company and is accounted for as an equity investment as the Company does not exercise control over the investment.

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

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(An Exploration Stage Enterprise)

Notes to the Interim Consolidated Financial Statements (Unaudited)

March 31, 2006

1.

Nature of Operations (continued)

The unaudited consolidated financial information has been prepared in accordance with the Company’s customary accounting policies and practices.  In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of results for the interim period, have been included.  The financial information presented should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2005 included in the Company’s Form 10-KSB/A-2.

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

f)

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

h)

Loss per share

Basic loss per share has been calculated based on the weighted average number of common shares outstanding during the period.  The Company uses the treasury stock method of calculating fully diluted per share amounts whereby any proceeds from the exercise of stock options or other dilutive instruments are assumed to be used to purchase common shares at the average market price during the period.  The dilutive effect of convertible securities is reflected in diluted loss per share by application of the if-converted method.  Under this method, conversion shall not be assumed for the purposes of computing diluted loss per share if the effect would be anti-dilutive.  For the periods ended March 31, 2006 and 2005, diluted loss per share is the same as basic loss per share, as the effect of common stock equivalents is anti-dilutive.

i)

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

j)

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

3.

Unproved Oil and Gas Properties

a)

Pecos County, Texas

During the three months ended March 31, 2006, the Company acquired a 63.75% working interest in the Pecos County property covering approximately 130 acres in Pecos County, Texas. The Company purchased the leases to this property by making a cash payment of $63,750.  In addition, during the three months ended March 31, 2006, the Company capitalized $66,359 of well re-entry and asset retirement costs.

4.

Convertible Loans Payable and Lines of Credit

March 31, 2006

12% Convertible Note	$ 183,500

An unsecured note payable due May 4, 2006 with interest payable monthly at 12% per annum and a bonus of 30,000 shares of the common stock of the Company.  The holder of the note is entitled, at its option, to convert any or all of the principal and accrued interest into shares of the common stock of the Company at a price of $1.50 per such share at any time prior to maturity (see Note 12).

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

6.

Asset Retirement Obligation

The following table summarizes the changes in the Company’s asset retirement liability during the three-month period ended March 31, 2006 and 2005:

	2006	2005
Asset retirement obligation at January 1	$ 189,000	$ -
Asset retirement obligations incurred in the current period	63,525	-
Asset retirement obligation at March 31	$ 252,525	$ -

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

March 31, 2006

7.

Convertible Debentures Payable (continued)

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

The Company issued 49,231 common shares to a third party as a financing fee; these shares were valued at $32,000.

8.

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

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(An Exploration Stage Enterprise)

Notes to the Interim Consolidated Financial Statements (Unaudited)

March 31, 2006

9.

Issuances of Securities

During the three months ended March 31, 2006, Wentworth Energy, Inc. issued the following shares of its common stock:

Date	Security	Number of Securities	Consideration			Basis for Assigning Amount
			Per Security	Total	Nature
January 9, 2006	Common stock	92,500	$0.338	$31,225	Services	Fair value of stock when services rendered
January 9, 2006	Common stock	35,443	0.790	28,000	Payable settlement	Face value of payable
January 9, 2006	Common Stock	50,000	0.250	12,500	Option exercise for cash	Agreed option price
January 10, 2006	Common stock	100,000	0.640	64,000	Commitment fee	Fair value of stock when services rendered
January 10, 2006	Common stock	7,758,000	0.001	7,758	Issued in the Company’s name and pledged as collateral for debt	Par value
February 9, 2006	Common stock	400,000	0.250	100,000	Option exercise for cash	Agreed option price
March 7, 2006	Common stock	74,231	0.825	61,250	Financing fees	Fair value of stock when services rendered
March 7, 2006	Common stock	16,000	1.190	19,040	Payable settlement	Face value of payable

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

March 31, 2006

10.

Stock Based Compensation (continued)

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

10.

Stock Based Compensation (continued)

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

11.

Commitments

The Company is committed to provide a short term bridge financing note payable of up to $200,000 to Wentworth Oil Sands, Inc. bearing interest at 6% per annum to be repaid from the proceeds of equity raised.  At March 31, 2006, the Company had not advanced any funds under this note.

12.

Subsequent Events

On April 27, 2006 the Company received notice from the holder of the convertible note payable in the principal amount of $183,500 that they elected to convert the principal amount to shares and accordingly, 122,333 common shares of the Company were issued on May 1, 2006 at $1.50 per share (see Note 4).

13.

Restatement of Financial Statements

The Company has restated certain of its amounts reported for 2005 to correct errors relating to the valuation of stock options granted during 2005 and accounting for an asset retirement obligation.  The value of stock options granted in March, April and June 2005 has been increased by $612,095 based on estimated volatility of a peer group of small oil and gas exploration companies, and an asset retirement obligation has been recorded for the cost of plugging and abandoning wells acquired in 2005.  The Company’s balance sheet as of March 31, 2006 has been restated to reflect the changes in the 2005 accounts and to correct the accounting for an asset retirement obligation arsing during the three-month period ended March 31, 2006.

The following is a summary of the impact of these restatements on the Company’s consolidated balance sheet as of March 31, 2006 and December 31, 2005:

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(An Exploration Stage Enterprise)

Notes to the Interim Consolidated Financial Statements (Unaudited)

March 31, 2006

13.

Restatement of Financial Statements (continued)

	March 31, 2006
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Unproved oil and gas properties	$ 66,585	$ 260,625	(a,b,d)	$ 327,210
Total assets	1,402,023	260,625		1,662,648
Asset retirement obligation	-	252,525	(a,d)	252,525
Total current liabilities	16,969,819	252,525		17,222,344
Total liabilities	17,073,986	252,525		17,326,511
Additional paid in capital	3,820,497	612,095	(c)	4,432,592
Accumulated deficit	(19,508,360)	(603,995)	(b,c)	(20,112,355)
Total stockholders’ deficit	(15,671,963)	8,100	(b)	(15,663,863)
Total liabilities and stockholders’ deficit	1,402,023	260,625		1,662,648

	December 31, 2005
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Unproved oil and gas properties	$ 100,001	$ 197,100	(a,b)	$ 297,101
Total assets	295,175	197,100		492,275
Asset retirement obligation	-	189,000	(a)	189,000
Total liabilities	460,653	189,000		649,653
Additional paid in capital	1,861,275	612,095	(c)	2,473,370
Accumulated deficit	(2,041,885)	(603,995)	(b,c)	(2,645,880)
Total stockholders’ deficit	(165,478)	8,100	(b)	(157,378)
Total liabilities and stockholders’ deficit	295,175	197,100		492,275

(a)

To increase the amount reported for asset retirement obligations in respect of the Company’s oil and gas properties by $189,000 in 2005.

(b)

To reverse depletion expense of $8,100 recorded in 2005 in respect of the Company’s oil and gas properties

(c)

To increase stock-based compensation in respect of the value of stock options granted during 2005 by $612,095

(d)

To increase the amount reported for asset retirement obligations in respect of the Company’s oil and gas properties by $63,525 during the three-month period ended March 31, 2006.

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

Polk County

Also in January 2006, we entered into an agreement to purchase the rights to exploit a 40-acre oil and gas lease on the Upper Gulf Coast, located in Polk County eight miles north of Livingston,

Texas for $50,000 in cash and a further $50,000 in cash upon cleaning out the well.  This purchase was completed subsequent to the end of the quarter.  In 2006, we intend to re-enter a well on the property at a cost of approximately $650,000 and attempt to re-stimulate the 12,450-foot deep Woodbine Sand formation.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

During the first fiscal quarter ended March 31, 2006, we incurred a loss of $17,466,475, as compared to a loss of $103,553 during the first quarter of 2005.  We had revenue of $24,137 in the first quarter of 2006 as compared with $0 in equivalent period in 2005, and this reflects the commencement of crude oil production in late 2005.  Our operating expenses during the first quarter of 2006 totalled $2,526,985, as compared to expenses of $103,553 during the first quarter of 2005.  This $2,423,432 increase is the result of the commencement of active operation during the second quarter of 2005.  These expenses consisted primarily of: consulting fees of $1,722,314, which includes $1,643,975 of non-cash stock-based compensation in respect of stock options vesting during the quarter to officers, directors and consultants; $402,011 of promotional expenses relating to investor communications; and $139,527 of interest and bank charges, which included $104,167 of non-cash amortization of the discount on the convertible debentures.  Other expenses included $14,945,364 of non-cash loss as a result of the change in the fair value of the derivative contracts, as described in Note 7 to the financial statements.  Our loss for the first fiscal quarter ended March 31, 2005 consisted primarily of consulting fees of $33,273 relating to the identification of, and due diligence regarding, potential property acquisitions, management fees of $15,000, interest and bank charges of $12,659 relating primarily to promissory notes payable, and travel costs of $13,447 relating to identification of potential property acquisitions.

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

Financial Condition and Changes in Financial Condition

As of March 31, 2006, we had cash of $672,128 and a working capital deficiency of $16,023,581. This represents an increase in the working capital deficiency of $16,276,106 since our December 31, 2005 year end and relates primarily to a $16,445,364 increase in the fair value of the derivative contract liability as at March 31, 2006, as described in Note 7 to the financial statements.

During the first quarter of 2006, we utilized $801,215 of cash to finance our operating activities.  This compares with $70,426 of cash used by operations during the first quarter of 2005.  In addition, we utilized $66,585 of cash to acquire oil and gas properties during the first quarter of 2006, and we raised $112,500 of cash by the issuance of common stock and on January 12, 2006 an additional $1,500,000 by the issuance of 10% convertible debentures.  Attached to the convertible debentures are warrants to purchase 1,500,000 shares of the Company’s common stock until January 12, 2011, 500,000 of which are exercisable at a price of $0.60 per share, 500,000 of which are exercisable at $0.80 per share and 500,000 of which are exercisable at $1.00 per share.  We also issued 100,000 shares of our common stock to the purchaser as a commitment fee valued at $64,000.  The convertible debentures are due and payable on January 11, 2009.  The principal and accrued interest on the convertible debentures may, at the option of the purchaser during the term of the convertible debentures, be converted into shares of our common stock at a rate of the lesser of $0.65 per share and 85% of the lowest volume-weighted average price of our common stock during the 15 trading days preceding the conversion date. As a fee relating to this financing, we issued to a third party 49,231 common shares and warrants to purchase 25,000 common shares at a price of $0.65 per share until January 12, 2008 valued at $32,000.

We also have a $1,000,000 convertible line of credit available, of which there was no balance outstanding on March 31, 2006.

During the first quarter of 2005, we raised $158,200 from the issuance of our common stock, and we paid $40,492 towards our purchase of our interest in the Henry Dome property.

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

Derivative Instruments

In accordance with the interpretive guidance in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” we valued the conversion feature of the secured convertible debentures and warrants we issued in January 2006 as a derivative liability.  We must make certain periodic assumptions and estimates to value the derivative liability.  Factors affecting the amount of this liability include changes in our stock price and the computed volatility of our stock price. The change in value is reflected in our statements of operations as non-cash income or expense, and the changes in the carrying value of derivatives may have a material impact on our financial statements.  For the three month period ended March 31, 2006, we recorded a non-cash expense of $14,945,364 upon revaluation of the instruments that are subject to this accounting treatment. The derivative liability associated with these warrants is reflected on our balance sheets as a short-term liability. This liability will remain until the secured convertible debentures are converted, exercised or repaid, and until the warrants are exercised, expire, or other events occur to cause the termination of the derivative accounting, the timing of which may be outside our control.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2006, we sold the following equity securities that were not registered under the Securities Act:

Date	Description	Number	Purchaser and Recipient	Proceeds	Consideration	Exemption [1,2]
Jan 9, 06	Common stock	62,500	Crosscheck Capital, LLC	$15,625	Investor relations services provided by the Purchaser valued at $15,625 [3]	Exempt under Sec. 4(2)
Jan 9, 06	Common stock	15,000	Barry Forward	$3,750	Public relations services provided by the Purchaser valued at $3,750 [4]	Exempt under Reg. S
Jan 10, 06	Common stock	100,000	Cornell Capital Partners, LP	$64,000	Convertible debentures commitment fee [5]	Exempt under Sec. 4(2)
Jan 10, 06	Common stock	7,758,000	Wentworth Energy, Inc.	$7,758	Pledged as collateral for convertible debentures	Exempt under Sec. 4(2)
Jan 12, 06	Secured Convertible Debentures [5]	$1,500,000 in principal amount	Cornell Capital Partners, LP	$1,500,000	Cash	Exempt under Sec. 4(2)
Jan 12, 06	Warrants [5]	500,000	Cornell Capital Partners, LP	Nil	Warrants attached to convertible debentures	Exempt under Sec. 4(2)
Jan 12, 06	Warrants [5]	500,000	Cornell Capital Partners, LP	Nil	Warrants attached to convertible debentures	Exempt under Sec. 4(2)
Jan 12, 06	Warrants [5]	500,000	Cornell Capital Partners, LP	Nil	Warrants attached to convertible debentures	Exempt under Sec. 4(2)
Mar 7, 06	Common stock	5,000	Grant Bettingen, Inc.	$5,850	Financing fee [6]	Exempt under Sec. 4(2)
Mar 7, 06	Common stock	10,000	Greg Myers	$11,700	Financing fee [6]	Exempt under Sec. 4(2)
Mar 7, 06	Common stock	10,000	Larry Katz	$11,700	Financing fee [6]	Exempt under Sec. 4(2)
Mar 7, 06	Common stock	16,000	Glen Wallace	$19,040	Accounting and consulting services provided by the Purchaser valued at $19,040 [7]	Exempt under Reg. S

Mar 7, 06	Common stock	49,231	Paul Bornstein	$32,000	Financing fee [5]	Exempt under Sec. 4(2)
Mar 7, 06	Warrants	25,000	Paul Bornstein	Nil	Financing fee [5]	Exempt under Sec. 4(2)

1.

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

2.

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

3.

On January 9, 2006, we issued 62,500 shares of our common stock in exchange for investor relations services provided to us by a vendor who accepted the shares in lieu of $15,625 in cash compensation.  The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as the sale was not made in a public offering and was made to an investor who had access to detailed information about the Company and was acquiring the shares for its own account.

4.

On January 9, 2006, we issued 15,000 shares of our common stock in exchange for public relations services provided to the Company by a vendor who accepted the shares in lieu of $3,750 in cash compensation.  The shares were issued under the exemption from registration provided by Regulation S of the Securities Act of 1933, as the sale was made to a person that was not a "U.S. person," as that term is defined under Regulation S, and that such person was not acquiring the shares for the account or benefit of a U.S. person. There was no public offer or solicitation involved, and there were no underwriters involved in the issuance.

5.

On January 12, 2006, we issued 10% secured convertible debentures with a principal amount of $1,500,000, and warrants to purchase 1,500,000 shares of the Company’s common stock until January 12, 2011, 500,000 of which are exercisable at a price of $0.60 per share, 500,000 of which are exercisable at $0.80 per share and 500,000 of which are exercisable at $1.00 per share.  We also issued 100,000 shares of our common stock to the purchaser as a commitment fee valued at $64,000.  The convertible debentures are due and payable on January 11, 2009.  The principal and accrued interest on the convertible debentures may, at the option of the purchaser during the term of the convertible debentures, be converted into shares of our common stock at a rate of the lesser of $0.65 per share and 85% of the lowest volume-weighted average price of our common stock during the 15 trading days preceding the conversion date.  As a fee relating to this financing, we issued to a third party 49,231 common shares and warrants to purchase 25,000 common shares at a price of $0.65 per share until January 12, 2008 valued at $32,000.

6.

On March 7, 2006, we issued a total of 25,000 shares of our common stock as a fee for representing us in locating equity and debt financing, in lieu of $29,250 in cash compensation.  The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as the sale was not made in a public offering and was made to an investor who had access to detailed information about the Company and was acquiring the shares for its own account.

7.

On March 7, 2006, we issued a total of 16,000 shares of our common stock in exchange for accounting and consulting services provided to us by a vendor who accepted the shares in lieu of $19,040 in cash compensation.  The shares were issued under the exemption from registration provided by Regulation S of the Securities Act of 1933, as the sale was made to a person that was not a "U.S. person," as that term is defined under Regulation S, and that such person was not acquiring the shares for the account or benefit of a U.S. person. There was no public offer or solicitation involved, and there were no underwriters involved in the issuance.

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

December 12, 2006

/s/ John Punzo

John Punzo, Chief Executive Officer

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

December 12, 2006

/s/ John Punzo

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

December 12, 2006

/s/ Francis K. Ling

Francis K. Ling, CFO

Exhibit 32.1.   Section 1350 Certification by Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wentworth Energy, Inc. (the “Company”) on Form 10-QSB/A for the quarter ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John Punzo, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John Punzo

John Punzo, CEO

December 12, 2006

Exhibit 32.2.   Section 1350 Certification by Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wentworth Energy, Inc. (the “Company”) on Form 10-QSB/A for the quarter ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Francis K. Ling, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Francis K. Ling

Francis K. Ling, CFO

December 12, 2006