Form 10QSB/A
period 2006-06-30
Wentworth Energy, Inc.
filed 2006-12-20
CIK 1138932

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

No [X]

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

Page
Interim Consolidated Balance Sheets	2
Interim Consolidated Statements of Operations	3
Interim Consolidated Statement of Stockholders’ Deficit	4 - 6
Interim Consolidated Statements of Cash Flow	7
Notes to the Interim Consolidated Financial Statements	8 - 19

The information in this amended Form 10-QSB includes the following changes from the original filing:

1.

our balance sheet as of June 30, 2006 is restated to record the asset retirement obligation for the eventual plugging and abandonment cost of the oil and gas wells we have acquired, and the related increase in the carrying amount of our oil and gas interests for the asset retirement costs;

2.

our financial statements include an interim consolidated statement of stockholders’ deficit;

3.

the notes to our financial statements for the period ended June 30, 2006 include additional and expanded disclosure of our significant accounting policies concerning oil and gas activities, asset retirement obligations, foreign currency translation, loss per share and stock based compensation; and

4.

our comparative balance sheet as of December 31, 2005 and our comparative statements of operations and cash flow for the six month period ended June 30, 2005 have been restated modified to reflect the revised figures reported in our Annual Report on Form 10-KSB/A-2 for the year ended December 31, 2005 and our Quarterly Report on Form 10-QSB/A-2 for the quarter ended June 30, 2005.

All business and historical information is as of the original filing date, does not reflect subsequent events and may include prospective information that has been superseded in subsequent Securities and Exchange Commission filings.

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(An Exploration Stage Enterprise)

Interim Consolidated Balance Sheets (Unaudited)

	(Unaudited)
	June 30, 2006	December 31, 2005
	Restated	Restated
ASSETS
CURRENT ASSETS
Cash	$ 9,274	$ 107,397
Accounts receivable and accrued receivables	-	7,441
Other receivables	18,750	-
Prepaid expenses and deposits	616,435	66,995

Total Current Assets	644,459	181,833

UNPROVED OIL AND GAS PROPERTIES, at full cost	2,435,402	297,101

EQUIPMENT, net	26,757	2,008

INVESTMENT IN REDROCK OIL SANDS, INC., at equity	365,527	-

DEFERRED FINANCE COSTS, net	251,838	11,333

Total Assets	$ 3,723,983	$ 492,275

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$ 247,827	$ -
Accounts payable and accrued liabilities	434,698	164,774
Share subscriptions payable	-	60,725
Demand note payable	500,000	-
Due to related parties	221,263	51,654
Asset retirement obligation	288,041	189,000
Convertible note payable	-	183,500
Derivative contract liability	5,559,890	-

Total Current Liabilities	7,251,719	649,653

Convertible debentures payable	1,055,000	-
Discount on convertible debentures payable	(885,347)	-

Total Liabilities	7,421,372	649,653

COMMITMENTS, CONTINGENCIES
AND SUBSEQUENT EVENTS (Notes 12 and 13)

STOCKHOLDERS' DEFICIT
Preferred shares, 2,000,000 shares authorized, $0.001 par value;
no shares issued and outstanding in 2006 and 2005	-	-
Common shares, 98,000,000 shares authorized, $0.001 par value;
26,330,757 issued and 18,572,757 outstanding in 2006 and
15,132,111 shares issued and outstanding in 2005	26,331	15,132
Additional paid-in capital	11,670,128	2,473,370
Treasury stock, at cost, 7,758,000 shares in 2006	(7,758)	-
Deficit accumulated during exploration stage	(15,386,090)	(2,645,880)

Total Stockholders' Deficit	(3,697,389)	(157,378)

Total Liabilities and Stockholders' Deficit	$ 3,723,983	$ 492,275

The accompanying notes are an integral part of these financial statements

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(An Exploration Stage Enterprise)

Interim Consolidated Statements of Operations (Unaudited)

	Cumulative	Three Months	Three Months	Six Months	Six Months
	Inception to	Ended	Ended	Ended	Ended
	June 30, 2006 Restated	June 30, 2006	June 30, 2005 Restated	June 30, 2006	June 30, 2005 Restated

OIL AND GAS REVENUE	$ 71,562	$ 17,752	$ -	$ 41,889	$ -
PRODUCTION COSTS	115,236	47,298	-	68,758	-

GROSS PROFIT/(LOSS)	(43,674)	(29,546)	-	(26,869)	-

EXPENSES
Consulting (including stock based compensation)	7,400,443	4,280,291	550,826	6,002,605	552,631
Depreciation	2,834	1,481	307	1,974	307
Finance costs	347,830	227,879	6,667	256,747	6,667
Impairment of oil and gas property	312,200	-	-	-	108,534
Interest and bank charges	750,567	548,104	17,376	687,631	23,443
Investor relations	829,131	325,020	15,589	727,031	17,089
Management fees	445,490	75,770	97,839	149,270	97,839
Office and miscellaneous	132,531	46,407	14,486	77,097	14,486
Professional fees	623,967	464,379	16,115	528,951	21,344
Property evaluation costs	32,174	22,174	10,000	22,174	10,000
Regulatory fees	15,468	5,138	159	8,434	673
Rent	31,672	10,700	2,712	17,739	2,712
Transfer agent	11,131	775	2,328	2,350	2,528
Travel	123,204	6,308	18,897	55,499	18,897
Utilities	12,755	911	(474)	4,820	(474)

	11,071,397	6,015,337	752,827	8,542,322	876,676

LOSS FROM OPERATIONS	(11,115,071)	(6,044,883)	(752,827)	(8,569,191)	(876,676)

OTHER (REVENUE)/EXPENSE ITEMS
Interest income	(6,813)	(3,616)	-	(6,813)	-
Equity in loss of investment	117,942	117,942	-	117,942	-
(Gain) loss on derivative contracts	4,059,890	(10,885,474)	-	4,059,890	-
Write down of option payments	100,000	-	100,000	-	100,000

	4,271,019	(10,771,148)	100,000	4,171,019	100,000

NET INCOME (LOSS)	$(15,386,090	$ 4,726,265	$ (852,827)	$ (12,740,210)	$ (976,676)

BASIC AND DILUTED INCOME (LOSS) PER SHARE		$ 0.29	$ (0.08)	$ (0.80)	$ (0.11)

WEIGHTED AVERAGE SHARES OUTSTANDING – basic and diluted		16,145,732	10,963,367	15,890,850	8,594,842

The accompanying notes are an integral part of these financial statements

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(An Exploration Stage Enterprise)

Interim Consolidated Statement of Stockholders’ Deficit (Unaudited)

For the period from inception on July 21, 2004 to June 30, 2006

						Deficit
				Expenses		Accumulated
	Common Stock		Additional	Prepaid		During the
	Number	Par	Paid-In	With	Treasury	Exploration
	of Shares	Value	Capital	Stock	Stock	Stage	Total

July 21, 2004 issued to founders for cash	2,805,882	$ 2,806	$ (406)	$ -	$ -	$ -	$ 2,400
at $0.001 per share

November 26, 2004 issued for services
at $0.25 per share	46,765	47	9,953	(10,000)	-	-	-

December 31, 2004 issued by private
placement for cash at $0.10 per share	1,917,353	1,917	162,083	-	-	-	164,000

Net loss for the period ended
December 31, 2004	-	-	-		-	(146,306)	(146,306)

Balance, December 31, 2004	4,770,000	4,770	171,630	(10,000)	-	(146,306)	20,094

February 22, 2005 issuance of common
stock for cash	2,000,000	2,000	-	-	-	-	2,000

March 15, 2005 issuance of common
stock for cash	3,000,000	3,000	27,000	-	-	-	30,000

March 15, 2005 issuance of common
stock for services	100,000	100	900	-	-	-	1,000

April 15, 2005 issuance of common
stock for services	50,000	50	12,450	-	-	-	12,500

May 12, 2005 issuance of common stock
to purchase Wentworth Oil & Gas, Inc.	1,416,000	1,416	(75,730)	10,000	-	-	(64,314)

June 6, 2005 issuance of common
stock for cash	896,000	896	223,104	-	-	-	224,000

June 6, 2005 issuance of common
stock for debt settlement	50,000	50	12,450	-	-	-	12,500

June 6, 2005 issuance of common
stock for bonus on convertible note	30,000	30	14,970	-	-	-	15,000

June 6, 2005 issuance of common
stock for services	17,857	18	12,482	-	-	-	12,500

August 4, 2005 issuance of common stock
to purchase Wentworth Oil & Gas, Inc.	180,000	180	-	-	-	-	180

August 4, 2005 issuance of common
stock for bonus on convertible note	6,000	6	1,494	-	-	-	1,500

August 4, 2005 issuance of common
stock for cash	120,000	120	89,880	-	-	-	90,000

August 4, 2005 issuance of common
stock for services	444,833	445	115,263	-	-	-	115,708

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(An Exploration Stage Enterprise)

Interim Consolidated Statement of Stockholders’ Deficit (continued) (Unaudited)

For the period from inception on July 21, 2004 to June 30, 2006

						Deficit
				Expenses		Accumulated
	Common Stock		Additional	Prepaid		During the
	Number	Par	Paid-In	With	Treasury	Exploration
	of Shares	Value	Capital	Stock	Stock	Stage	Total

Additional paid-in capital from convertible
line of credit financing	-	-	282,881	-	-	-	282,881

September 1, 2005 cancellation of
common stock for non-payment	(500,000)	(500)	(4,500)	-	-	-	(5,000)

September 13, 2005 issuance of common
stock for origination fee on loan	100,000	100	24,900	-	-	-	25,000

September 13, 2005 issuance of common
stock for services	62,667	63	21,244	-	-	-	21,307

September 28, 2005 issuance of common
stock to purchase lease	10,000	10	8,090	-	-	-	8,100

September 30, 2005 issuance of common
common stock upon exercise of options	840,000	840	209,160	-	-	-	210,000

October 31, 2005 issuance of
common stock for consultant's fee	80,000	80	19,920	-	-	-	20,000

November 3, 2005 issuance of
common stock for services	100,000	100	82,900	-	-	-	83,000

December 30, 2005 issuance of
common stock for cash	1,358,754	1,358	678,019	-	-	-	679,377

Reduction in paid-in capital from
convertible line of credit financing	-	-	(266,672)	-	-	-	(266,672)

Stock based compensation	-	-	811,535	-	-	-	811,535

Net loss for the year ended
December 31, 2005	-	-	-	-	-	(2,499,574)	(2,499,574)

Balance, December 31, 2005	15,132,111	15,132	2,473,370	-	-	(2,645,880)	(157,378)

January 9, 2006 issuance of common
stock for services	92,500	93	31,132	-	-	-	31,225

January 9, 2006 issuance of common
stock for debt settlement	35,443	35	27,965	-	-	-	28,000

January 9, 2006 issuance of common
stock upon exercise of options	50,000	50	12,450	-	-	-	12,500

January 10, 2006 issuance of common
stock for commitment fee	100,000	100	63,900	-	-	-	64,000

January 10, 2006 issuance of common
stock to pledge as security for debt	7,758,000	7,758	-	-	(7,758)	-	-

February 9, 2006 issuance of common
stock upon exercise of options	400,000	400	99,600	-	-	-	100,000

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(An Exploration Stage Enterprise)

Interim Consolidated Statement of Stockholders’ Deficit (continued) (Unaudited)

For the period from inception on July 21, 2004 to June 30, 2006

						Deficit
				Expenses		Accumulated
	Common Stock		Additional	Prepaid		During the
	Number	Par	Paid-In	With	Treasury	Exploration
	of Shares	Value	Capital	Stock	Stock	Stage	Total

March 7, 2006 issuance of common
stock for professional services	74,231	74	61,176	-	-	-	61,250

March 7, 2006 issuance of common
stock for debt settlement	16,000	16	19,024	-	-	-	19,040

May 1, 2006 issuance of common stock
upon conversion of debt	122,333	122	183,378	-	-	-	183,500

June 15, 2006 issuance of common stock
upon conversion of debt	684,615	685	444,315	-	-	-	445,000

June 22, 2006 issuance of common
stock for cash	125,000	125	499,875	-	-	-	500,000

June 28, 2006 issuance of common
stock upon exercise of options	75,000	75	18,675	-	-	-	18,750

June 28, 2006 issuance of common
stock for services	155,000	155	292,795	-	-	-	292,950

June 28, 2006 issuance of common
stock for equity investment	200,000	200	377,800	-	-	-	378,000

June 28, 2006 issuance of common
stock upon exercise of warrants	1,310,524	1,311	1,279,213	-	-	-	1,280,524

Stock based compensation	-	-	5,785,460	-	-	-	5,785,460

Net loss for the period ended
June 30, 2006	-	-	-	-	-	(12,740,210)	(12,740,210)

Balance, June 30, 2006	26,330,757	$ 26,331	$11,670,128	$ -	$ (7,758)	$(15,386,090)	$ (3,697,389)

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(An Exploration Stage Enterprise)

Interim Consolidated Statements of Cash Flow (Unaudited)

	Cumulative	Six Months	Six Months
	Inception to	Ended	Ended
	June 30, 2006 Restated	June 30, 2006	June 30, 2005 Restated
OPERATING ACTIVITIES
Net loss for the period	$ (15,386,090)	$ (12,740,210)	$ (976,676)
Add/(deduct) non-cash items
Depreciation	2,834	1,974	307
Stock based compensation	6,596,995	5,785,460	494,889
Amortization of discount on convertible debentures	614,653	614,653	-
Equity in loss of investment	117,942	117,942	-
Loss on derivative contracts	4,059,890	4,059,890	-
Amortization of deferred financing costs	85,412	56,745	-
Impairment of oil and gas property	312,200	-	108,534
Write-down of option payments	100,000	-	100,000
Stock issued for services	497,434	311,990	7,732
Changes in non-cash working capital items
Accounts receivable and accrued receivables	(18,750)	(11,309)	(1,176)
Prepaid expenses and deposits	(545,602)	(549,440)	(10,167)
Accounts payable and accrued liabilities	275,455	269,924	(119,087)
Advanced from related parties	221,263	169,609	129,734

Cash provided (used) by operating activities	(3,066,364)	(1,912,772)	(265,910)

INVESTING ACTIVITIES
Cash received on recapitalization	5,821	-	5,821
Cash invested in Redrock Oil Sands, Inc.	(5,468)	(5,468)	-
KLE Mineral Holdings, LLC option payments	(30,000)	-	(30,000)
Acquisition of equipment	(29,591)	(26,723)	(1,012)
Acquisition of oil and gas property	(2,604,465)	(2,139,261)	(94,624)
Proceeds from sale of oil and gas property interest	180,463	-	-

Cash used by investing activities	(2,483,240)	(2,171,452)	(119,815)

FINANCING ACTIVITIES
Deferred financing costs	(184,500)	(172,000)	(12,500)
Share subscriptions payable	(1,500)	(1,500)	91,500
Proceeds from convertible note payable	183,500	-	183,500
Proceeds from convertible debentures payable	1,500,000	1,500,000	-
Proceeds from demand notes payable	500,000	500,000	-
Borrowings from overdrafts payable	247,827	247,827	-
Common stock issued for cash	3,313,551	1,911,774	143,700

Cash provided by financing activities	5,558,878	3,986,101	406,200

CHANGE IN CASH DURING PERIOD	9,274	(98,123)	20,475

CASH, BEGINNING OF PERIOD	-	107,397	-

CASH, END OF PERIOD	$ 9,274	$ 9,274	$ 20,475

SUPPLEMENTAL DISCLOSURE:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issued common stock for reduction of payables	$ 59,225	$ 59,225	$ -
Issued common stock for conversion of debt	$ 628,500	$ 628,500	$ -
Issued common stock for assets acquired	$ 9,696	$ -	$ -
Issued common stock for investment	$ 378,000	$ 378,000	$ -
Issued common stock for deferred financing fees	$ 191,750	$ 125,250	$ -
Transfer of oil and gas property to equity investments	$ 100,001	$ 100,001	$ -
Record discount on convertible debt	$ 1,500,000	$ 1,500,000	$ -
Treasury stock issued for collateral	$ 7,758	$ 7,758	$ -

The accompanying notes are an integral part of these financial statements

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(An Exploration Stage Enterprise)

Notes to the Interim Consolidated Financial Statements (Unaudited)

June 30, 2006

1.

Nature of Operations

The Company was incorporated in the State of Oklahoma on October 31, 2000 as Avondale Capital I Corp.  During the year ended December 31, 2003 the Company ceased its consulting operations.  During 2005, the Company acquired interests in certain oil and gas properties and is currently exploring them.  Subsequent to the end of the period, the Company acquired additional mineral interests and a 100% interest in a drilling company as described in Note 13.  The Company is an exploration stage enterprise.

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

On March 2, 2006, Redrock Oil Sands, Inc. (formerly Wentworth Oil Sands, Inc.), a private Nevada corporation, was incorporated. The Company entered into an agreement with Petromax Technologies, LLC (“Petromax”) and others, wherein the parties agreed to form Redrock Oil Sands, Inc., to develop oil sands projects worldwide using Petromax’s hydrocarbon separation technology.  Under that agreement, the Company issued 200,000 shares of its common stock valued at $378,000 to Petromax as an inducement to enter into the agreement and contributed to Redrock Oil Sands, Inc. its Asphalt Ridge Tar Sands leases, for which the Company paid $100,000.  Redrock Oil Sands, Inc. is 45.4% owned by the Company and is accounted for as an equity investment as the Company does not exercise control over the investment.

The accompanying interim consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. The Company’s ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.  The Company entered into a financing agreement on July 24, 2006 that is described in Note 13.

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

3.

Unproved Oil and Gas Properties

a)

Pecos County, Texas

During the six months ended June 30, 2006, the Company acquired a 63.75% working interest in the Pecos County property covering approximately 130 acres in Pecos County, Texas. The Company purchased the leases to this property by making a cash payment of $63,750.  In addition, during the three months ended June 30, 2006 the Company capitalized $89,217 of well re-entry and asset retirement costs.

b)

Polk County, Texas

During the six months ended June 30, 2006, the Company acquired an 87.5% working interest in the Polk County property in Polk County, Texas. The Company purchased the leases to this property by making a cash payment of $100,000.  In addition, during the three months ended June 30, 2006, the Company capitalized $1,972,016 for its working interest share of the costs relating to the re-entry, drilling and refracturing of a well on the property and asset retirement costs.  As of June 30, 2006, the refracturing of the well was still in progress.

c)

Freestone County, Texas

During the six months ended June 30, 2006, the Company acquired a 100% working interest in the Freestone County property covering approximately 26 acres in Freestone County, Texas. The Company purchased the leases to this property by making a cash payment of $13,318.

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

7.

Asset Retirement Obligation

The following table summarizes the changes in the Company’s asset retirement liability during the six-month period ended June 30, 2006 and 2005:

	2006	2005
Asset retirement obligation at January 1	$ 189,000	$ -
Asset retirement obligations incurred in the current period	99,041	-
Asset retirement obligation at June 30	$ 288,041	$ -

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

10.

Issuances of Securities

On June 15, 2006, the total number of authorized common shares was increased from 48,000,000 to 98,000,000 and the number of all authorized shares was increased from 50,000,000 to 100,000,000.

During the six months ended June 30, 2006, Wentworth Energy, Inc. issued the following shares of its common stock:

Date	Security	Number of Securities	Consideration			Basis for Assigning Amount
			Per Security	Total	Nature

January 9, 2006	Common stock	92,500	$0.34	$31,225	Services	Fair value of stock when services rendered
January 9, 2006	Common stock	35,443	$0.79	$28,000	Payable settlement	Face value of payable
January 9, 2006	Common stock	50,000	$0.25	$12,500	Option exercise for cash	Agreed option Price
January 10, 2006	Common stock	100,000	$0.64	$64,000	Commitment fee	Fair value of stock when services rendered
January 10, 2006	Common stock	7,758,000	$0.001	$7,758	Issued in the Company’s name and pledged as collateral for debt	Par value
February 9, 2006	Common stock	400,000	$0.25	$100,000	Option exercise for cash	Agreed option price
March 7, 2006	Common stock	74,231	$0.83	$61,250	Professional services fees	Fair value of stock when services rendered
March 7, 2006	Common stock	16,000	$1.19	$19,040	Payable settlement	Face value of payable
May 1, 2006	Common stock	122,333	$1.50	$183,500	Debt converted	Agreed conversion price
June 15, 2006	Common stock	684,615	$0.65	$445,000	Debt Converted	Agreed conversion price
June 22, 2006	Units of common stock and warrants	125,000 shares 125,000 warrants	$4.00	$500,000	Private placement	Agreed upon value of equity units
June 28, 2006	Common stock	75,000	$0.25	$18,750	Option exercise for cash	Agreed option price

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

11.

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

13.

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

13.

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

14.

Restatement of Financial Statements

The Company has restated certain of its amounts reported for 2005 to correct errors relating to the valuation of stock options granted during 2005 and accounting for an asset retirement obligation.  The value of stock options granted in March, April and June 2005 has been increased by $612,095 based on estimated volatility of a peer group of small oil and gas exploration companies, and an asset retirement obligation has been recorded for the cost of plugging and abandoning wells acquired in 2005.  The Company’s balance sheet as of June 30, 2006 has been restated to reflect the changes in the 2005 accounts and to correct the accounting for an asset retirement obligation arsing during the six-month period ended June 30, 2006.

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(An Exploration Stage Enterprise)

Notes to the Interim Consolidated Financial Statements (Unaudited)

June 30, 2006

14.

Restatement of Financial Statements (continued)

The following is a summary of the impact of these restatements on the Company’s consolidated balance sheet as of June 30, 2006 and December 31, 2005:

	June 30, 2006
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Unproved oil and gas properties	$ 2,139,261	$ 296,141	(a,b,d)	$ 2,435,402
Total assets	3,427,842	296,141		3,723,983
Asset retirement obligation	-	288,041	(a,d)	288,041
Total current liabilities	6,963,678	288,041		7,251,719
Total liabilities	7,133,331	288,041		7,421,372
Additional paid in capital	11,058,033	612,095	(c)	11,670,128
Accumulated deficit	(14,782,095)	(603,995)	(b,c)	(15,386,090)
Total stockholders’ deficit	(3,705,489)	8,100	(b)	(3,697,389)
Total liabilities and stockholders’ deficit	3,427,842	296,141		3,723,983

	December 31, 2005
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Unproved oil and gas properties	$ 100,001	$ 197,100	(a,b)	$ 297,101
Total assets	295,175	197,100		492,275
Asset retirement obligation	-	189,000	(a)	189,000
Total liabilities	460,653	189,000		649,653
Additional paid in capital	1,861,275	612,095	(c)	2,473,370
Accumulated deficit	(2,041,885)	(603,995)	(b,c)	(2,645,880)
Total stockholders’ deficit	(165,478)	8,100	(b)	(157,378)
Total liabilities and stockholders’ deficit	295,175	197,100		492,275

(a)

To increase the amount reported for asset retirement obligations in respect of the Company’s oil and gas properties by $189,000 in 2005.

(b)

To reverse depletion expense of $8,100 recorded in 2005 in respect of the Company’s oil and gas properties

(c)

To increase stock-based compensation in respect of the value of stock options granted during 2005 by $612,095

(d)

To increase the amount reported for asset retirement obligations in respect of the Company’s oil and gas properties by $99,041 during the six-month period ended June 30, 2006.

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

Polk County, Texas

In July 2006, we successfully re-entered and re-stimulated a 12,450 foot well on our Polk County property, in which we own an 82.5% working interest.  Stabilized rates from the well in July indicated an average production of 120 barrels of oil per day and 250,000 cubic feet of gas per day with a flowing tubing pressure of 1,600 psi on a 10/64ths choke.  During the first six months of 2006, we capitalized $1,972,016 of costs relating to this work and asset retirement costs.  We expect to incur additional costs during the third quarter of $200,000 to $300,000 to complete the well and put an existing pipeline into use.

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

Results of Operations

During the second quarter of 2006, our net income was $4,726,265, as compared to a loss during the same quarter in 2005 of $852,827.  This net income was primarily the result of a $10,885,474 non-cash gain as a result of the change in the fair value of the derivative contracts described in Note 8 to the financial statements.  Our operating expenses totalled $6,015,337, most of which consists of consulting fees of $4,280,291, which in turn includes $4,141,485 of non-cash stock-based compensation in respect of stock options vesting during the quarter to officers, directors and consultants.  Our operating expenses for the quarter also include $548,104 of interest and bank charges, which include $510,486 of non-cash amortization of the discount on convertible debentures; and $464,379 of professional fees, which include approximately $300,000 of legal fees in respect of the issuance of $32,350,000 of senior secured convertible notes subsequent to the end of the quarter (see “Liquidity and Capital Resources”). During the second quarter of 2005, our loss was primarily the result of consulting fees of $550,826, which included $494,889 of non-cash stock-based compensation in respect of stock options that vested during that quarter, a $100,000 write-down of option payments made to KLE Mineral Holdings, LLC, and management fees of $94,922.

During the six month period ended June 30, 2006, we realized a loss of $12,740,210, as compared to a loss of $976,676 during the first half of 2005.  We had revenue of $41,889 during the first two quarters of 2006 as compared with $0 in the equivalent period in 2005, and this reflects the commencement of crude oil production in late 2005.  Our operating expenses during the first six months of 2006 totalled $8,542,322, as compared to expenses of $876,676 during the first half of 2005.  This $7,665,646 increase is the result of the ongoing scaling up of active operations since the latter part of 2005.  These expenses consist primarily of: consulting fees of $6,002,605, which include $5,785,460 of non-cash stock-based compensation in respect of stock options vesting during the six month period to officers, directors and consultants; $727,031 of promotion expenses relating primarily to investor communications; interest and bank charges of $687,631, which include $614,653 of non-cash amortization of the discount on convertible debentures; and professional fees of $528,951, which include approximately $300,000 of legal fees in respect of the issuance of $32,350,000 of senior secured convertible notes subsequent to the end of the quarter.  Other revenue and expenses include a $4,059,890 non-cash loss as a result of the change in the fair value of the derivative contracts, as described in Note 8 to the financial statements.  Our loss for the first half of 2005 consisted primarily of consulting fees of $552,631, which included $494,889 of non-cash stock-based compensation in respect of stock options that vested during that period, a $108,534 impairment charge in respect of our subsidiary’s Henry Dome oil and gas property in McMullen County, a $100,000 write-down of option payments, and management fees of $97,839.

We expect revenue to increase in 2006 as we begin drilling our newly-acquired Anderson County, Freestone County and Jones County, Texas oil and gas properties, and with continuing production from our Polk County and Archer County wells.

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

Financial Condition and Changes in Financial Condition

As of June 30, 2006, we had cash of $9,274 and a working capital deficiency of $6,607,260.  This represents an increase in the working capital deficiency of $6,139,440 since our December 31, 2005 year end and relates primarily to a $5,559,890 increase in the fair value of the derivative contract liability as at June 30, 2006, as described in Note 8 to the financial statements.

During the first half of 2006, we used $1,912,772 of cash for operations, as compared with $265,910 during the first six months of 2005.  The primary use of cash for operations for the first half of 2006 was our net loss, and deposits associated with the purchase of our Anderson County, Freestone County and Jones County property, which completed in July.  We also used $2,139,261 during the period to acquire and develop other oil and gas properties, the largest such expenditure being the acquisition and development of our Polk County property.  Our primary source of cash during the period was a $1,500,000 convertible debenture financing in January 2006 and $1,911,774 of proceeds from the issuance of common stock.  During the first half of 2005, we used $265,910 of cash for operations, including the $119,087 reduction of trade accounts payable.  Cash of $94,624 was used during that period for the acquisition of interests in oil and gas properties, and $183,500 and $143,700 of cash was generated by the issuance of a convertible note and common stock, respectively.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2006, we sold the following equity securities that were not registered under the Securities Act:

Date	Description	Number	Purchaser and Recipient	Proceeds	Consideration	Exemption [1,2]
May 1, 06	Common stock	122,333	Paulo Rubino	$183,500	Conversion of convertible debt	Exempt under Reg. S
Jun 15, 06	Common stock	684,615	Cornell Capital Partners, LP	$445,000	Conversion of convertible debt	Exempt under Sec. 4(2)
Jun 22, 06	Common Stock	125,000	Prophetic Limited	$500,000	Private placement of units for cash	Exempt under Reg. S
Jun 22, 06	Warrants	125,000	Prophetic Limited	Nil	Warrants attached to units	Exempt under Reg. S
Jun 28, 06	Common stock	25,000	Rosanna Huber	$6,250	Exercise of stock options for cash	Exempt under Reg. S
Jun 28, 06	Common stock	25,000	Severino Amorelli	$6,250	Exercise of stock options for cash	Exempt under Reg. S
Jun 28, 06	Common stock	25,000	Daniel Leonard	$6,250	Exercise of stock options for cash	Exempt under Sec 4(2)
Jun 28, 06	Common stock	125,000	Crosscheck Capital, LLC	$236,250	Investor relations services provided by the Purchaser [3]	Exempt under Sec. 4(2)
Jun 28, 06	Common stock	30,000	Barry Forward	$56,700	Public relations services provided by the Purchaser [4]	Exempt under Reg. S
Jun 28, 06	Common stock	200,000	Petromax Technologies, LLC	$378,000	Equity investment	Exempt under Sec. 4(2)

Jun 28, 06	Common stock	120,000	Kelburn Corporation	$90,000	Exercise of warrants for cash	Exempt under Reg. S
Jun 28, 06	Common stock	400,000	Kelburn Corporation	$400,000	Exercise of warrants for cash	Exempt under Reg. S
Jun 28, 06	Common stock	207,000	Bentley Corporation	$207,000	Exercise of warrants for cash	Exempt under Reg. S
Jun 28, 06	Common stock	583,524	Coach Capital LLC	$583,524	Exercise of warrants for cash	Exempt under Sec. 4(2)

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

Francis K. Ling, Chief Financial Officer

Exhibit 32.1.   Section 1350 Certification by Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wentworth Energy, Inc. (the “Company”) on Form 10-QSB/A for the quarter ending June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John Punzo, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John Punzo

John Punzo, Chief Executive Officer

December 12, 2006

Exhibit 32.2.   Section 1350 Certification by Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wentworth Energy, Inc. (the “Company”) on Form 10-QSB/A for the quarter ending June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Francis K. Ling, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Francis K. Ling

Francis K. Ling, Chief Financial Officer

December 12, 2006