Form 10QSB/A
period 2006-09-30
Wentworth Energy, Inc.
filed 2006-12-20
CIK 1138932

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

No [X]

Wentworth Energy, Inc.

TABLE OF CONTENTS

Page
Part I – Financial information
Item 1 – Financial statements
Interim Consolidated Balance Sheets	3 - 4
Interim Consolidated Statements of Operations	5
Interim Consolidated Statement of Stockholders’ Deficit	6
Interim Consolidated Statements of Cash Flow	7
Notes to the Interim Consolidated Financial Statements	8 – 22
Item 2 – Management’s discussion and analysis	23
Item 3 – Controls and procedures	32
Part II – Other information
Item 1 – Legal proceedings	33
Item 2 – Unregistered sales of equity securities and use of proceeds	34
Item 3 – Defaults upon senior securities	37
Item 4 – Submission of matters to a vote of security holders	37
Item 5 – Other information	38
Item 6 – Exhibits	38
Signatures	40

The information in this amended Form 10-QSB includes the following changes from the original filing:

1.

our comparative balance sheet as of December 31, 2005 and our comparative statements of operations and cash flow for the nine month period ended September 30, 2005 have been restated to reflect the revised figures reported in our Annual Report on Form 10-KSB/A-2 for the year ended December 31, 2005 and our Quarterly Report on Form 10-QSB/A-3 for the quarter ended September 30, 2005; and

2.

we expanded Management’s Discussion and Analysis.

All business and historical information is as of the original filing date, does not reflect subsequent events and may include prospective information that has been superseded in subsequent Securities and Exchange Commission filings.

PART I – FINANCIAL INFORMATION

Wentworth Energy, Inc.

Interim Consolidated Balance Sheets (Unaudited)

	(Unaudited)
	September 30, 2006	December 31, 2005
	Restated	Restated

ASSETS
CURRENT ASSETS
Cash	$ 6,539,454	$ 107,397
Certificate of Deposit	25,000	-
Accounts receivable and accrued receivables	67,553	7,441
Unbilled receivables	143,319	-
Employee advances	11,937	-
Prepaid expenses and deposits	127,585	66,995

Total Current Assets	6,914,848	181,833

ROYALTY INTEREST, net	348,674	-

UNPROVED OIL AND GAS PROPERTIES	27,651,042	297,101

EQUIPMENT, net	5,950,947	2,008

INVESTMENT IN REDROCK OIL SANDS, INC., at equity	313,877	-

DEFERRED FINANCE COSTS, net	10,795,377	11,333

Total Assets	$ 51,974,765	$ 492,275

The accompanying notes are an integral part of these financial statements

Wentworth Energy, Inc.

Interim Consolidated Balance Sheets (Unaudited) continued

	(Unaudited)
	September 30, 2006	December 31, 2005
	Restated	Restated

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 1,361,560	$ -
Deferred Revenue	70,472	164,774
Share subscriptions payable	63,250	60,725
Due to related parties	103,486	51,654
Convertible note payable	-	183,500
Derivative contract liability	125,999,457	-

Total Current Liabilities	127,598,225	460,653

Asset retirement obligation	301,048	189,000
Convertible debentures payable	1,055,000	-
Discount on convertible debentures payable	(798,263)	-
Senior secured convertible notes payable	32,350,000	-
Discount on senior secured convertible notes payable	(30,328,124)	-

Total Liabilities	130,177,886	649,653

COMMITMENTS, CONTINGENCIES (Note 14)

STOCKHOLDERS' DEFICIT
Preferred shares, 2,000,000 shares authorized, $0.001 par value;
no shares issued and outstanding in 2006 and 2005	-	-
Common shares, 300,000,000 shares authorized, $0.001 par value;
23,685,998 issued and outstanding in 2006 and
15,132,111 shares issued and outstanding in 2005	23,686	15,132
Additional paid-in capital	24,715,225	2,473,370
Accumulated Deficit	(102,942,032)	(2,645,880)

Total Stockholders' Deficit	(78,203,121)	(157,378)

Total Liabilities and Stockholders' Deficit	$ 51,974,765	$ 492,275

The accompanying notes are an integral part of these financial statements

Wentworth Energy, Inc.

Interim Consolidated Statements of Operations (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
		Restated		Restated
REVENUE
Drilling revenue	$ 1,033,708	$ -	$ 1,033,708	$ -
Oil and gas revenue	64,288	5,000	106,177	5,000
TOTAL REVENUE	1,097,996	5,000	1,139,885	5,000

OPERATING EXPENSES
Production costs	52,997	-	121,755	-
Drilling costs	538,176	-	538,176	-
Salaries and taxes	415,338	-	415,338	-
Depreciation and depletion	86,442	153	88,416	460
Property evaluation costs	-	-	54,594	10,000
Impairment of oil and gas properties	-	-	-	108,534
TOTAL OPERATING EXPENSES	1,092,953	153	1,218,279	118,994

GROSS PROFIT (LOSS)	5,043	4,847	(78,394)	(113,994)

EXPENSES
General and administrative	4,226,472	297,281	11,767,849	961,513
Finance costs	3,421,156	103,174	4,365,534	196,777
	7,647,628	400,455	16,133,383	1,158,290

LOSS FROM OPERATIONS	(7,642,585)	(395,608)	(16,211,777)	(1,272,284)

OTHER (REVENUE) EXPENSE ITEMS
Interest income	(42,162)	-	(48,975)	-
Equity in loss of investment	51,649	-	169,591	-
Loss on derivative contracts	79,903,869	-	83,963,759	-
Write down of option payments	-	-	-	100,000
	79,913,356	-	84,084,375	100,000

NET LOSS	$ (87,555,941)	$ (395,608)	$ (100,296,152)	$ (1,372,284)

BASIC AND DILUTED LOSS PER SHARE	$ (3.98)	$ (0.03)	$ (5.58)	$ (0.14)
WEIGHTED AVERAGE SHARES OUTSTANDING – basic and diluted	22,018,090	12,681,447	17,958,750	9,972,013

The accompanying notes are an integral part of these financial statements

Wentworth Energy, Inc.

Interim Consolidated Statement of Stockholders' Deficit (Unaudited)

	Common Stock		Additional
	Number	Par	Paid-In	Treasury	Deficit
	of Shares	Value	Capital	Stock	Accumulated
			Restated		Restated

Balance, December 31, 2005	15,132,111	$ 15,132	$ 2,473,370	$ -	$ (2,645,880)

Issuance of common stock for services	247,500	248	323,927	-	-

Issuance of common stock for payable settlement	408,586	408	546,632	-	-

Issuance of common stock upon exercise of options	2,341,622	2,342	1,687,146	-	-

Issuance of common stock for commitment fee	100,000	100	63,900	-	-

Issuance of common stock to pledge as security for debt	7,758,000	7,758	-	(7,758)	-

Issuance of common stock for professional services	74,231	74	61,176	-	-

Issuance of common stock upon conversion of debt	806,948	807	627,693	-	-

Issuance of common stock for cash	125,000	125	499,875	-	-

Issuance of common stock for equity investment	200,000	200	377,800	-	-

Stock based compensation	-	-	8,790,636	-	-

Issuance of common stock to purchase Barnico Drilling, Inc. and oil and gas mineral interest	4,250,000	4,250	9,263,070	-	-

Cancellation of treasury stock	(7,758,000)	(7,758)	-	7,758	-

Net loss for the period ended September 30, 2006	-	-	-	-	(100,296,152)
	23,685,998	$ 23,686	$ 24,715,225	$ -	$(102,942,032)

The accompanying notes are an integral part of these financial statements

Wentworth Energy, Inc.

Interim Consolidated Statements of Cash Flow (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005
		Restated
OPERATING ACTIVITIES
Net loss for the period	$ (100,296,152)	$ (1,372,284)
Add (deduct) non-cash items
Depreciation and depletion	88,416	460
Stock based compensation	8,790,637	595,600
Amortization of discount on convertible debentures	2,723,612	4,000
Equity in loss of investment	169,591	-
Loss on derivative contracts	83,963,759	-
Amortization of deferred financing costs	786,070	-
Accretion of asset retirement obligation liability	9,668	-
Impairment of oil and gas properties	-	108,534
Write-down of option payments	-	100,000
Stock issued for services and other	355,740	46,383
Changes in non-cash working capital items
Accounts receivable and accrued receivables	208,277	(3,177)
Prepaid expenses and deposits	(60,590)	(167,925)
Accounts payable and accrued liabilities	560,431	(160,725)
Advanced from related parties	4,141	(1,775)
Cash used by operating activities	(2,696,400)	(850,909)

INVESTING ACTIVITIES
Cash received on recapitalization	-	5,821
Cash invested in Redrock Oil Sands, Inc.	(5,468)	-
KLE Mineral Holdings, LLC option payments	-	(30,000)
Purchase of certificate of deposit	(25,000)	-
Addition of oil and gas properties	(2,279,578)	(1,012)
Acquisition of P.D.C. Ball oil and gas properties and Barnico,
net of cash balance acquired	(21,859,818)	(94,624)
Cash used by investing activities	(24,169,864)	(119,815)

FINANCING ACTIVITIES
Share subscriptions payable	61,750	1,500
Proceeds from line of credit	-	249,981
Proceeds from convertible debentures/notes payable, net of related costs	30,724,797	-
Proceeds from demand notes payable	500,000	183,500
Common stock issued for cash, including exercise of options	2,011,774	535,200
Cash provided by financing activities	33,298,321	970,181

CHANGE IN CASH DURING PERIOD	6,432,057	(543)

CASH, BEGINNING OF PERIOD	107,397	-

CASH, END OF PERIOD	$ 6,539,454	$ (543)

SUPPLEMENTAL DISCLOSURE:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -
Issued common stock for reduction of payables	$ 547,040	$ -
Issued common stock for conversion of debt	$ 628,500	$ -
Issued common stock for assets acquired	$ 10,191,212	$ -
Issued common stock for investment	$ 378,000	$ -
Issued common stock for deferred financing fees	$ 125,250	$ -
Transfer of oil and gas property to equity investments	$ 100,001	$ -
Record discount on convertible debt	$ 33,850,000	$ -
Treasury stock issued for collateral	$ 7,758	$ -

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

On March 27, 2006, the Company entered into a Stock Purchase Agreement with the stockholders of Barnico Drilling, Inc. (“Barnico”) to acquire 100% of the common stock of Barnico.  Barnico is a contract oil and gas drilling company located in Palestine, Texas.  The acquisition was closed on July 26, 2006 and the purchase price paid to the stockholders of Barnico consisted of $5,000,000 in cash and 2,500,000 common shares of the Company.  The Company also issued an additional 250,000 common shares for professional services in respect of the purchase.  See note 16 for additional information on acquisitions.

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

September 30, 2006

1.

Nature of Operations (continued)

On July 25, 2006, the Company entered into several agreements with investors in a private placement transaction providing for, among other things, the issuance of $32,350,000 in senior secured convertible notes and Series A and Series B Warrants to purchase 46,214,287 and 16,175,000 shares of common stock, respectively, at an initial price of $1.40 per share until July 2011. The Series B warrants are exercisable only if the Company requires the holders to convert the senior secured convertible notes (see Note 9).  The senior secured convertible notes bear interest at 9.15%, have a final maturity in July 2009 and are collateralized by all the Company’s assets.  Interest is payable quarterly and principal is due in 25 equal installments beginning in July 2007. The notes are convertible into common stock at the holders’ option at an initial rate of $1.40 per share and interest and principal may be paid in common stock at a discount to market value at the Company’s option as long as the Company is in compliance with the “Equity Conditions” defined in the note agreement. This transaction is described further in Note 9.

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

c)

Oil and gas activities

The Company changed its cost method of accounting for its oil and gas activities on July 26, 2006. The company changed from the full cost method to the successful efforts method. No restatement of prior periods is shown because all oil and gas investments were unproved, fully depleted or written down to no basis in prior periods, no material difference in accounting balances or results of operations resulted from the change in accounting method. See Note 15 for additional information concerning the change of accounting method.

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

3.

Royalty Interests

The Company acquired oil and gas royalty interests in Freestone County, Anderson County and Jones County, Texas. The royalty interests was purchased as part of the 27,557 gross acres of oil and gas fee mineral rights as described in Note 4(c). The royalty interest is reported at its initial estimated relative fair value of $353,888 less depletion of $5,214.

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

b)

Polk County, Texas

During the nine months ended September 30, 2006, the Company acquired an 87.5% working interest in the Polk County property in Polk County, Texas.  Capitalized costs for this property to September 30, 2006 total $1,861,955 and include acquisition, exploration and asset retirement obligation costs.

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

8.

Convertible Debentures Payable

On January 12, 2006, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a single investor pursuant to which the investor purchased 10% secured convertible debentures with a principal amount of $1,500,000, and warrants to purchase 1,500,000 shares of the Company’s common stock until January 12, 2011, 1/3 of which are exercisable at a price of $0.60 per share, 1/3 are exercisable at $0.80 per share and 1/3 are exercisable at $1.00 per share.  The Company also issued 100,000 common shares as a commitment fee to the investor valued at $64,000.  During the nine months ended September 30, 2006, the investor converted $445,000 of the principal balance of the debentures into 684,615 shares of the Company’s common stock.

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

The Company issued 49,231 common shares to a third party for professional services in connection with the secured convertible debentures; these shares were valued at $32,000.

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

Because the senior secured convertible notes have a feature wherein the conversion price resets and the common stock underlying the senior secured convertible notes and the warrants have registration rights, the Company has analyzed the notes and the related warrants pursuant to EITF 00-19.  This provision results in a bifurcation of the conversion feature and the related warrants from the debt and accounting for these instruments as a derivative contract liability with changes in fair value recorded in the statement of operations.

The Company is required to file a registration statement for the resale of the number of shares of its common stock equal to 130% of the number of shares issuable upon conversion of the senior secured convertible notes, the payments of interest on, and principal of, the senior secured convertible notes, and upon exercise of the warrants. The registration statement must be declared effective by the Securities and Exchange Commission within 165 days of the date of the Purchase Agreement. If the Company fails to meet the deadline for the effectiveness of the registration statement, the Company is required to pay on the date of such failure, and on every 30th day thereafter until such failure is cured, liquidated damages to the investors of 1.5% of the aggregate purchase price of the senior secured convertible notes accruing from the 165th day following the date of the Purchase Agreement.  The Company does not currently believe it is probable that the Company will fail to meet the filing deadline and thus has not accrued a liability for damages at September 30, 2006.

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

10.

Asset Retirement Obligation

The following table summarizes the changes in the Company’s asset retirement liability in respect of the plugging and abandonment costs of its oil and gas properties during the nine-month period ended September 30, 2006 and 2005:

	2006	2005
Asset retirement obligation at January 1	$ 189,000	$ -
Asset retirement obligations incurred in the current period	102,380	189,000
Asset retirement obligations settled in the current period	-	-
Accretion expense	9,668	-
Revisions in estimated cash flows	-	-
Asset retirement obligation at September 30	$ 301,048	$ 189,000

11.

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

13.

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

Stock Options as of the Nine Months Ended September 30, 2006:

The Company has no formal stock option plan.  On January 9, 2006, the Company’s Board of Directors approved a plan wherein members of the Board of Directors will be granted 200,000 options each on the anniversary date of their service at an exercise price of $0.50 per share as compensation for their services to the Board of Directors.  For their services in future years, directors will be granted 200,000 options each at an exercise price equal to market value on the date of grant.

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

Stock Based Compensation (continued)

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

The weighted average per share fair value of stock options granted during the nine months ended September 30, 2006 and 2005 was $3.60 and $Nil, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended September 30,
	2006	2005
Volatility	189%	94%
Expected option term	3.0 years	1.75 – 2.75 years
Risk-free interest rate	4.94%	3.25%
Expected dividend yield	0%	0%

14.

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

September 30, 2006

14.

Commitments and Contingencies (continued)

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

16.

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

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

September 30, 2006

16.

Acquisition of Barnico Drilling, Inc. and P.D.C. Ball Oil and Gas Interest (continued)

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

17.

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

18.

Restatement of Financial Statements

The Company has restated certain of its amounts reported for 2005 to correct errors relating to the valuation of stock options granted during 2005 and accounting for an asset retirement obligation.  The value of stock options granted in March, April and June 2005 has been increased by $612,095 based on estimated volatility of a peer group of small oil and gas exploration companies, and an asset retirement obligation has been recorded for the cost of plugging and abandoning wells acquired in 2005.  The Company’s balance sheet as of September 30, 2006 has been restated to reflect the changes in the 2005 accounts.  Specifically, as of September 30, 2006 unproved oil and gas properties increased by $8,100, total assets increased by $8,100, additional paid in capital increased by $612,095, accumulated deficit increased by $603,995, total stockholders’ deficit increased by $8,100, and total liabilities and stockholders’ deficit increased by $8,100.

The following is a summary of the impact of these restatements on the Company’s consolidated balance sheet as of December 31, 2005:

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

September 30, 2006

18.

Restatement of Financial Statements (continued)

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

The following is a summary of the impact of these restatements on the Company’s interim consolidated statement of operations for the nine-month period ended September 30, 2005:

	Nine-Month Period Ended September 30, 2005
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Depreciation and depletion	$ 474	$ (14)	(d)	$ 460
Total operating expenses	119,008	(14)		118,994
Gross profit (loss)	(114,008)	14		(113,994)
General and administrative expenses	365,913	595,600	(e)	961,513
Total expenses	562,690	595,600		1,158,290
Loss from operation	(676,698)	(595,586)		(1,272,284)
Net loss	(776,698)	(595,586)		(1,372,284)
Basic and diluted loss per share	(0.08)	(0.06)		(0.14)

The following is a summary of the impact of these restatements on the Company’s interim consolidated statement of cash flow for the nine-month period ended September 30, 2005:

	Nine-Month Period Ended September 30, 2005
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Net loss for the period	$ (776,698)	$ (595,586)	(d,e)	$(1,372,284)
Depreciation and depletion	474	(14)	(d)	460
Stock based compensation	-	595,600	(e)	595,600

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

(c)

To increase stock-based compensation in respect of the value of stock options granted during 2005 by $612,095

(d)

To reverse depletion expense of $14 recorded during the nine-month period ended September 30, 2005 in respect of the Company’s oil and gas properties

(e)

To increase stock-based compensation in respect of the value of stock options granted during the nine-month period ended September 30, 2005 by $595,600

Item 2.   Management’s Discussion and Analysis

Any statements contained herein that are not statements of historical fact may be deemed forward-looking statements.  Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  Wentworth Energy, Inc. (the “Company” and sometimes “we,” “us,” “our” and derivatives of such words) undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  These forward-looking statements should be read in conjunction with our disclosures included in our Form 10-KSB/A-2 for the fiscal year ended December 31, 2005.

Overview and Plan of Operations

We are engaged in oil and gas exploration, drilling and development. In 2005, we began to acquire oil and gas interests, and our material holdings now include interests in Anderson County, Freestone County, Jones County and Polk County, Texas. Our strategy is to limit our capital outlays by deploying our drilling assets to develop shallow wells on our properties, and to generate royalty income without significant capital expenditures by leasing deeper zones of our properties in exchange for royalty interests. We had no oil and gas operations before 2005.

Our July 2006 purchase of a 90% interest in the mineral rights owned by Roboco Energy, Inc. (“Roboco”) covering 27,557 gross acres (22,682 net acres) in Anderson County, Freestone County and Jones County in East Texas, and Barnico Drilling, Inc. (“Barnico”) and related sale of $32.4 million of senior secured convertible notes marked a significant change in how we plan to operate our business. Previously, our strategy was to acquire small well re-entry and well remediation prospects and rely on third-party drilling contractors. However, we now intend to focus our drilling efforts on our Anderson County, Freestone County and Jones County property for at least the next 10 years, using the drilling rigs of Barnico.

We used $22.7 million of the proceeds from the issuance of our senior secured convertible notes to complete our purchase of the Anderson County, Freestone County and Jones County property and Barnico. We expect to incur $5.6 to $5.8 million of costs to develop this property and to complete our Polk County well prior to the end of 2007. We do not anticipate that we will require additional equity or debt financing before the end of 2007. Although we do not expect to purchase significant additional equipment or properties, we will investigate opportunities that may arise.

We and our majority-owned subsidiaries have a staff of about 20 key employees, all of whom are full-time, increasing to 40 employees during peak drilling times.

Barnico is an East Texas-based drilling contractor with two drilling rigs. Because of the increase in oil and gas prices over the last several years, there has been a significant increase in drilling activity, resulting in a high demand for drilling contractors. We believe that this demand has caused shortages in available drilling rigs and a significant increase in contract rates for drilling services. This acquisition will help us control our drilling costs, and meet our drilling schedule. Before the acquisition, Barnico provided its services to third parties, but we intend to use Barnico’s drilling assets to develop our holdings where possible. However, to the extent we are unable to fully utilize both of Barnico’s drilling rigs, we intend to contract Barnico’s drilling services to third parties in order to offset some of our overhead costs. It is not our intention to continue offering contract drilling services to third parties in the long term. As the results from our drilling program provide more information concerning the geological structure of our property, we expect to identify more drilling targets on which to deploy Barnico’s drilling rigs. This, in turn, will permit us to employ both rigs on our property concurrently. As a result, while drilling activity is expected to increase on our property, contract drilling revenue is not expected to provide a stable or long-term source of revenue, and we expect contract drilling revenue to cease by the end of 2007.

We believe significant opportunities are available to us given the experience of our management team, the properties we have acquired, the acquisition of Barnico and continued strength in the price of oil and gas. During 2006, we have made significant progress in pursuing our oil and gas exploration and development strategy, as highlighted by the following.

Acquisition of Exploration Properties

On July 26, 2006, simultaneously with our acquisition of Barnico, we completed the purchase of mineral rights covering 27,557 gross acres (22,682 net acres) located in Anderson, Freestone and Jones Counties, Texas. We began our drilling program in September 2006 and we have budgeted approximately $5 million for drilling through the end of 2007. The cost of our drilling program, however, will vary depending upon the formations and depths we drill, and our success rate.

In November 2006, we signed two three-year Oil, Gas & Mineral Leases and a Joint Operating Agreement with Marathon Oil Company and its affiliate (together, “Marathon”) to explore approximately 9,200 acres of the Freestone County, Texas property. The agreements give Marathon the right to drill deep gas wells on the property (below 8,500 feet) and the opportunity to partner with us on drilling upper zones (above 8,500 feet) on a 50/50 basis. We retained a 21.5% royalty interest in any revenue generated from the property below 8,500 feet and a 23% royalty interest in any revenue generated from the property above 8,500 feet. In addition, Barnico will be the drilling contractor under the joint operating agreement on any wells drilled from the surface to approximately 8,500 feet. As part of the agreement, we acquired a seismic license giving us access to all seismic data collected during Marathon’s three-year lease.

Polk County Production Activity

In July 2006, we re-entered and stimulated a 12,450 foot well on our Polk County property, in which we own an 82.5% working interest. We have not yet completed the well for production. During the first nine months of 2006, we capitalized $1.6 million of costs relating to this work. We expect to incur additional costs during the fourth quarter of 2006 of $600,000 to $800,000 for completion of the well and putting an existing pipeline into use.

Divesting Less Valuable Assets

We completed the sale of our interests in our Archer County, Wichita County, Pecos County and McMullen County oil and gas properties in December 2006. Because of their relatively small size and low production levels, and because the properties are scattered across north-central, western and southern Texas, we concluded that these properties might be uneconomic and would detract management from the opportunities on our largely contiguous 27,557 gross acre Anderson County, Freestone County and Jones County property in East Texas.

We had incurred production costs of $121,000 and received revenue of $61,000 related to oil production on our Archer County and Wichita County leases during the first nine months of 2006. We sold these properties together with the Pecos County and McMullen County properties to an unrelated purchaser for $600,000, of which $300,000 was received in cash and $300,000 is to be paid to us pursuant to a promissory note secured by a mortgage on these properties. The promissory note bears interest at 10% per year and is due in full on May 1, 2007.

Oil Sands Joint Venture

During the first quarter of 2006, our 23.5%-owned investee, Redrock (formerly Wentworth Oil Sands, Inc.) acquired the Asphalt Ridge Tar sand leases from us. Redrock intends to develop oil sands projects using proprietary hydrocarbon separation technology. At this time, Redrock is adequately financed and continues to seek outside financing. We are not obligated to provide any future financial assistance.

Results of Operations of the Company

Net Loss

During the third quarter of 2006, our net loss was $87.6 million, as compared to a loss during the same quarter in 2005 of $396,000. This net loss was primarily the result of a $79.9 million non-cash loss as a result of the change in the fair value of derivative contracts described in notes 8 and 9 to our September 30, 2006 financial statements. Under applicable accounting rules, our derivative contract liability must be adjusted to fair value based upon the market price of our common stock as of the end of each quarter, and changes in that fair value are included in our statements of operations as other income or expense. Therefore, as the market price of our common stock increases, our other expense increases, and as the market price of our common stock decreases, our other income increases. This has caused wide swings in our net loss and could continue to result in swings in the future (see “Critical Accounting Policies and Estimates – Derivative Instruments”). Our derivative contract liability and the related changes in its fair value will be reflected in our financial statements until our senior secured convertible notes and our convertible debentures are converted or repaid and the related warrants are exercised or expired.

During the nine-month period ended September 30, 2006, we realized a loss of $100.3 million, as compared to a loss of $1.4 million during the first nine months of 2005. We had minimal operations during the 2005 period, which accounted for the significant changes in 2006. This loss included an $84.0 million non-cash loss as a result of the change in the fair value of the derivative contracts. Our loss for the first nine months of 2005 consisted primarily of a $109,000 impairment charge in respect of our subsidiary’s Henry Dome oil and gas property in McMullen County based on our subsequent sale of half of our 18% interest in August 2005 for $180,000 to an arm’s length purchaser. This sale was indicative of the fair value of our whole interest, and we therefore determined that it was appropriate to record the impairment of the value of the remaining asset.

Revenue

We had revenue of $1.1 million during the first three quarters of 2006 as compared with $5,000 in the equivalent period in 2005, and this reflects $1.0 million of drilling services revenue from Barnico for the portion of the third quarter following the Barnico acquisition. We recorded revenue related to oil and gas production of $106,000 for the nine months ending September 30, 2006. Approximately 60% of this revenue was derived from our Archer County and Wichita County oil and gas property, and the remaining 40% was royalties we received from oil and gas produced by third parties on our Anderson County and Freestone County mineral interests. Most of our oil and gas revenue for the nine-month period ended September 30, 2006 was earned during the third quarter, because we successfully completed repairs of our Archer County and Wichita County production equipment and we began receiving our Anderson County and Freestone County royalty revenue during this period.

Expenses

Our operating expenses for the three-month period totaled $1.1 million, most of which consisted of drilling costs and salaries related to the drilling operations of Barnico, which we acquired during the quarter. Our general and administrative expenses were $4.2 million, and included $2.4 million of non-cash stock-based compensation in respect of stock options to officers, directors and consultants that vested during the quarter. Our non-operating expenses for the quarter included $3.4 million of finance costs, which largely consisted of $2.7 million of non-cash amortization of the discount on convertible debt and $729,000 of amortization of finance costs relating to our convertible debentures and senior secured convertible notes.

Our operating expenses during the first nine months of 2006 totaled $1.2 million, as compared to expenses of $119,000 during the first nine months of 2005. This $1.1 million increase was primarily the result of the acquisition of Barnico. Our operating expenses consisted mainly of drilling costs of $538,000 and salaries of $415,000. Operating expenses associated with our oil and gas production were $122,000, of which approximately 55% was in respect of Archer County and Wichita County equipment repairs. As discussed above, we sold our Archer County and Wichita County property, together with our Pecos County and McMullen County properties, in December 2006.

General and administrative expense for the nine-month period consisted primarily of $8.8 million of non-cash stock-based compensation in respect of stock options vesting during the nine month period to officers, directors and consultants, and consulting, management and directors’ fees of $865,000, which includes a $350,000 bonus payment to Panterra, a privately held company owned by John Punzo, our Chief Executive Officer. A number of consultants were retained during the period to provide various services including regulatory, investor relations and investigation of oil and gas opportunities. Following is a breakdown of the cash expenses for the nine-month period:

Regulatory	$ 29,947
Investor relations	59,719
Investigation of oil and gas opportunities	120,000
Management and directors’ fees	655,286
Total	$ 864,952

Investor relations fees relate to services designed to assist us in transitioning to our status as a public company with active operations, identifying and communicating with analysts and other interested in the Company, and preparing and disseminating press releases. In addition, we have terminated the services of two consultants during the period that assisted us with identifying and undertaking due diligence on oil and gas opportunities. As a result, approximately $390,000 of the above consulting fees will not be incurred again in the future because any such work will be undertaken by our management.

Finance charges of $4.4 million for the first nine months of 2006 included $2.7 million of non-cash amortization of the discount on convertible debentures, and $801,000 of non-cash amortization of costs relating to our convertible debentures and senior secured convertible notes.

Our loss during the first nine months of 2005 included a $100,000 write-down of our option payments made in respect of our agreed purchase of KLE Mineral Holdings, LLC. Disputes arose with the vendor during the period and the vendors agreed in July 2005 to refund the option payments and terminate the agreement, but failed to do so. Because recovery of the option payments was in doubt, our management concluded that we should write down the value of this asset.

During the first nine months of 2005, we also recorded management fees of $171,000, consulting fees of $148,000, non-cash stock based compensation in respect of stock options vesting during that period totaling $596,000, and finance cost of $48,000. The management fees were paid pursuant to management agreements with Panterra Capital Inc. and Paradigm Process Inc., private companies of which John Punzo, our Chief Executive Officer and director, is the sole shareholder, and to C4 Capital Advisory Inc., a private company of which Gordon C. McDougall, our President and a director during that period, is the sole shareholder. The consulting fees of $148,000 were paid to six consultants on an as-needed basis during the period in respect of the investigation of potential property acquisitions, administration and regulatory compliance. One of the contractors, Mr. Daniel Leonard, served as director and an officer of the company from August 29, 2005 until September 30, 2005 Contracts for consultants are approved by our Board of Directors, and in the case of Mr. Leonard’s contract, his contract was approved before he joined the Board and was appointed an officer. When a contract involves a director, the Board’s approval is made without the participation of the affected director. Payments to contractors are approved from time to time by management.

Effect of Barnico

We have owned Barnico since July 26, 2006. During the portion of the third quarter ending September 30, 2006 in which we owned Barnico, its monthly gross revenue increased by approximately 11% over the average monthly revenue earned during the period from January 1 to June 30, 2006. This improvement was due to increased drilling prices charged to customers. Barnico’s revenue consisted of site preparation, drilling, rig standby charges and work-over of existing wells. As a percentage of its revenue, Barnico’s operating expenses increased about 10%. This was mainly attributed to an increase of approximately 30% in direct labor costs. Salary increases were necessary to meet industry labor rates and to retain key employees. There was no significant change in costs associated with drilling materials and site preparation expenditure. Barnico’s general and administrative expenses, relative to revenues, increased by 3.5% or $79,000 over the preceding period due to increased accounting and audit costs, and higher insurance premiums. During the quarter, Barnico’s accounting system was upgraded to meet the reporting requirements of reporting companies.

As we described above, it is not our intention to continue offering contract drilling services to third parties in the long term. As a result, contract drilling revenue will decrease in future periods, and is expected to be eliminated by the end of 2007. Our expenses related to our drilling operations will likewise decrease in the same periods, because these costs will relate to the exploration and development of our own property and will therefore be capitalized in accordance with generally accepted accounting principles to the extent the expenses are associated with proved reserves and are not required to be expensed.

During the nine-month period ended September 30, 2006, one customer — XTO Energy, Inc. — accounted for 82% of Barnico’s revenue and that customer accounted for all of its $68,000 of accounts receivable and $143,000 of unbilled receivables at September 30, 2006. XTO Energy, Inc. is not related to us. This concentration exposes us to credit risk. We continually evaluate the financial strength of Barnico’s customers and provide allowances for probable credit losses when necessary, but we do not require collateral to support the customer receivables.

Financial Condition of the Company

As of September 30, 2006, we had cash of $6.5 million and a working capital deficiency of $120.7 million. This represents an increase in the working capital deficiency of $120.4 million since our December 31, 2005 year end and relates primarily to a $126.0 million unfavorable change in the fair value of the derivative contract liability at September 30, 2006, as described in notes 8 and 9 to our September 30, 2006 financial statements.

The principal balance of our convertible debentures as of September 30, 2006 was $1.1 million and the principal balance of our senior secured convertible notes as of September 30, 2006 was $32.4 million.

Our derivative contract liability as of September 30, 2006 included the beneficial conversion feature of our convertible debentures and related warrants granted to the debenture holder, and the beneficial conversion feature of our senior secured convertible notes and related warrants granted to the note holders. Pursuant to Statement of Financial Accounting Standards No. 133 and EITFs 00-19, 00-27 and 05-2, we treat the conversion feature of the convertible debentures and senior secured convertible notes and the related warrants as derivative contract liabilities, we recorded the original fair value of the derivative contract liabilities relating to the convertible debentures and warrants of $2.4 million, we recorded the original fair value of the derivative contract liability relating to the senior secured convertible notes and warrants of $146.4 million, and then we adjust the derivative contract liabilities quarterly based on the fair value of our common stock and record the fluctuation to that fair value as a gain or loss to current operations. Generally, if the fair value of our common stock increases over the preceding measurement date, we will record a loss on derivative contracts, and if the fair value of our common stock decreases over the preceding measurement date, we will record a gain on derivative contracts.

As shown in the accompanying financial statements, we incurred a net loss of $100.3 million during the nine months ended September 30, 2006 and as of that date our current liabilities exceeded our current assets by $77.3 million. These factors create an uncertainty as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

During the first nine months of 2006, we used $2.7 million of cash for operations, as compared with $851,000 during the first nine months of 2005. The primary use of cash for operations for the first nine months of 2006 was our operating costs, and general and administrative costs. We also used $24.1 million during the period to acquire and develop other oil and gas properties, the largest such expenditure being the acquisition of our Anderson County, Freestone County and Jones County property and to purchase Barnico. This figure is net of the cash balances we acquired when we bought Barnico. Our primary source of cash during the period was a $1.5 million convertible debenture financing in January 2006, $31.5 million net cash received from the issuance of our senior secured convertible notes in July 2006 and $1.9 million of proceeds from the issuance of common stock. During the first nine months of 2005, we used $851,000 of cash for operations, including the $161,000 reduction of trade accounts payable. Cash of $95,000 was used during that period for the acquisition of interests in oil and gas properties, and $184,000 and $535,000 of cash was generated by the issuance of a convertible note and common stock, respectively.

Liquidity and Capital Resources of the Company

In January 2006 we raised $1.5 million through the issuance of 10% convertible debentures. The debentures permit the debenture holder, at its option, to convert its debt into shares of our common stock at a rate of the lesser of $0.65 per share or 85% of the lowest volume-weighted average price of our common stock during the 15 trading days preceding the conversion date. The convertible debentures are due and payable on January 11, 2009. The related warrants permit the debenture holder to purchase up to 500,000 shares of our common stock at a price of $0.60 per share, 500,000 shares at a price of $0.80 per share and 500,000 shares at a price of $1.00 per share until January 12, 2011.

On July 25, 2006 we completed a $32.4 million private placement of 9.15% senior secured convertible notes due in July 2009, with Series A warrants to purchase 46,214,287 shares of our common stock and Series B warrants to purchase 16,175,000 shares of our common stock at an initial price of $1.40 per share. The notes are convertible into common stock at the holders’ option at an initial rate of $1.40 per share. Interest is payable quarterly and monthly principal repayments commence in July 2007, which payments may be made by the issuance of common stock at the Company’s option. If the Company elects to make its monthly principal and interest payments by common stock, the common stock will be valued at a discount to market value equal to the lesser of $1.40 per share and a price equal to 80% of the average price of the common stock on the five (5) trading days immediately preceding such payment. Because the senior secured convertible notes have a feature wherein the conversion price resets and the common stock underlying the senior secured convertible notes and the warrants have registration rights, the Company has analyzed the notes and warrants pursuant to EITF 00-19. These provisions result in the bifurcation of the beneficial conversion feature and the warrant value from the debt and accounting for the features as a derivative liability with changes in fair value recorded in the income statement.

In connection with the issuance of our senior secured convertible notes and warrants, we are required to file a registration statement for the resale of a number of shares of common stock equal to 130% of the number of shares issuable upon conversion of the senior secured convertible notes, the payment of interest on, and principal of, the senior secured convertible notes, and upon exercise of the accompanying warrants. Similarly, our convertible debentures require that the registration statement also provide for the resale of at least 2,307,692 shares of common stock remaining to be issued upon conversion of the convertible debentures, warrant shares and commitment fee shares. The deadline for declaration of effectiveness of the registration statement has been extended to January 5, 2007.  If we fail to meet the deadline for the effectiveness of the registration statement, we may be required to pay liquidated damages of 1.5 percent of the aggregate purchase price of the senior secured convertible notes and warrants on the date of such failure and on every 30th day thereafter until such failure is cured. With respect to the convertible debentures, if we fail to meet the same deadline for the effectiveness of the registration statement, we may be required to pay, either in cash or common stock, liquidated damages of two percent of the liquidated value of the convertible debentures within three business days of such failure and every 30-day period thereafter until such failure is cured.  Although we expect to seek waivers from our lenders if we do not meet the effectiveness deadline, we cannot be certain that waivers will be obtained, and the payment of liquidated damages would place a significant strain on our cash flow.

As indicated above, in July 2006, we used $22.7 million to complete our purchase of the Anderson, Freestone and Jones Counties property and Barnico Drilling, Inc. Also as indicated above, we expect to incur up to $5.8 million of costs to develop our Anderson, Freestone and Jones Counties property and to complete our Polk County well over the next 12 months.

Additional opportunities for oil and gas acquisitions will be considered from time to time; however, we do not expect that we will require additional equity or debt financing before the end of the 2007 fiscal year.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2006, we sold the following equity securities that were not registered under the Securities Act:

Date	Description	Number	Purchaser and Recipient	Proceeds	Consideration	Exemption[10,11]
Jul 4, 06	Stock options [1]	350,000	Michael Studdard	Nil	Management services	Exempt under Sec. 4(2)
Jul 4, 06	Stock options [1]	350,000	George D. Barnes	Nil	Management services	Exempt under Sec. 4(2)
Jul 4, 06	Stock options [1]	350,000	Tom J. Temples	Nil	Management services	Exempt under Sec. 4(2)
Jul 25, 06	Senior Secured Convertible Notes [2]	$20,000,000 in principal amount	Castlerigg Master Investments Ltd.	$20,000,000[9]	Cash	Exempt under Sec. 4(2)
Jul 25, 06	Series A Warrants [3]	28,571,429	Castlerigg Master Investments Ltd.	Nil	Warrants attached to Senior Secured Convertible Notes	Exempt under Sec. 4(2)
Jul 25, 06	Series B Warrants [4]	10,000,000	Castlerigg Master Investments Ltd.	Nil	Warrants attached to Senior Secured Convertible Notes	Exempt under Sec. 4(2)
Jul 25, 06	Senior Secured Convertible Notes [2]	$7,500,000 in principal amount	Cornell Capital Partners, LP	$7,500,000 [9]	Cash	Exempt under Sec. 4(2)
Jul 25, 06	Series A Warrants [3]	10,714,286	Cornell Capital Partners	Nil	Warrants attached to Senior Secured Convertible Notes	Exempt under Sec. 4(2)
Jul 25, 06	Series B Warrants [4]	3,750,000	Cornell Capital Partners	Nil	Warrants attached to Senior Secured Convertible Notes	Exempt under Sec. 4(2)
Jul 25, 06	Senior Secured Convertible Notes [2]	$2,500,000 in principal amount	Highbridge International LLC	$2,500,000 [9]	Cash	Exempt under Sec. 4(2)
Jul 25, 06	Series A Warrants [3]	3,571,429	Highbridge International LLC	Nil	Warrants attached to Senior Secured Convertible Notes	Exempt under Sec. 4(2)
Jul 25, 06	Series B Warrants [4]	1,250,000	Highbridge International LLC	Nil	Warrants attached to Senior Secured Convertible Notes	Exempt under Sec. 4(2)

Jul 25, 06	Senior Secured Convertible Notes [2]	$1,500,000 in principal amount	CAMOFI Master LDC	$1,500,000 [9]	Cash	Exempt under Sec. 4(2)
Jul 25, 06	Series A Warrants [3]	2,142,857	CAMOFI Master LDC	Nil	Warrants attached to Senior Secured Convertible Notes	Exempt under Sec. 4(2)
Jul 25, 06	Series B Warrants [4]	745,000	CAMOFI Master LDC	Nil	Warrants attached to Senior Secured Convertible Notes	Exempt under Sec. 4(2)
Jul 25, 06	Senior Secured Convertible Notes [2]	$450,000 in principal amount	GunnAllen Financial, Inc.	$450,000 [9]	Investment banking fees in respect of the offering of Senior Secured Convertible Notes	Exempt under Sec. 4(2)
Jul 25, 06	Series A Warrants [3]	642,857	GunnAllen Financial	Nil	Warrants attached to Senior Secured Convertible Notes	Exempt under Sec. 4(2)
Jul 25, 06	Series B Warrants [4]	225,000	GunnAllen Financial	Nil	Warrants attached to Senior Secured Convertible Notes	Exempt under Sec. 4(2)
Jul 25, 06	Senior Secured Convertible Notes [2]	$400,000 in principal amount	Sam Del Presto	$400,000 [9]	Consulting services in connection with the offering of Senior Secured Convertible Notes	Exempt under Sec. 4(2)
Jul 25, 06	Series A Warrants [3]	571,429	Sam Del Presto	Nil	Warrants attached to Senior Secured Convertible Notes	Exempt under Sec. 4(2)
Jul 25, 06	Series B Warrants [4]	200,000	Sam Del Presto	Nil	Warrants attached to Senior Secured Convertible Notes	Exempt under Sec. 4(2)
Jul 25, 06	Warrants [5]	100,000	Sam Del Presto	Nil	Consulting services in connection with the offering of Senior Secured Convertible Notes	Exempt under Sec. 4(2)
Jul 25, 06	Warrants [5]	371,429	GunnAllen Financial, Inc.	Nil	Investment banking fees in respect of the offering of Senior Secured Convertible Notes	Exempt under Sec. 4(2)
Jul 25, 06	Warrants [5]	325,000	Ehrenkrantz King Nussbaum Inc. ITF John O’Brien	Nil	Placement agent fees in respect of the offering of Senior Secured Convertible Notes	Exempt under Sec. 4(2)
Jul 25, 06	Warrants [5]	325,000	Ehrenkrantz King Nussbaum Inc. ITF Robert Nathan	Nil	Placement agent fees in respect of the offering of Senior Secured Convertible Notes	Exempt under Sec. 4(2)
Jul 25, 06	Warrants [5]	650,000	Ehrenkrantz King Nussbaum Inc. ITF MFN LLC	Nil	Placement agent fees in respect of the offering of Senior Secured Convertible Notes	Exempt under Sec. 4(2)
Jul 25, 06	Warrants [6]	210,000	Cole Business Development, LLC	Nil	Professional services in connection with the offering of Senior Secured Convertible Notes	Exempt under Sec. 4(2)
Jul 25, 06	Warrants [7]	170,000	Cole Business Development, LLC	Nil	Professional services in connection with the offering of Senior Secured Convertible Notes	Exempt under Sec. 4(2)
Jul 25, 06	Warrants [6]	180,000	KM Ward Inc.	Nil	Professional services in connection with the offering of Senior Secured Convertible Notes	Exempt under Sec. 4(2)
Jul 25, 06	Warrants [7]	170,000	KM Ward Inc.	Nil	Professional services in connection with the offering of Senior Secured Convertible Notes	Exempt under Sec. 4(2)
Jul 25, 06	Warrants [6]	10,000	Marc Lederer	Nil	Professional services in connection with the offering of Senior Secured Convertible Notes	Exempt under Sec. 4(2)
Jul 25, 06	Warrants [7]	10,000	Marc Lederer	Nil	Professional services in connection with the offering of Senior Secured Convertible Notes	Exempt under Sec. 4(2)

Jul 26, 06	Common stock	625,000	George D. Barnes	$1,326,000	Shares of Barnico Drilling, Inc.	Exempt under Sec. 4(2)
Jul 26, 06	Common stock	625,000	JoAnn Barnes	$1,326,000	Shares of Barnico Drilling, Inc.	Exempt under Sec. 4(2)
Jul 26, 06	Common stock	625,000	H.E. Barnes	$1,326,000	Shares of Barnico Drilling, Inc.	Exempt under Sec. 4(2)
Jul 26, 06	Common stock	625,000	LaDeena Barnes Smith	$1,326,000	Purchase of shares of Barnico Drilling, Inc.	Exempt under Sec. 4(2)
Jul 26, 06	Common stock	1,500,000	Roboco Energy, Inc.	$3,182,000	Anderson, Freestone and Jones Counties mineral rights	Exempt under Sec. 4(2)
Sep 6, 06	Common stock	200,000	John Punzo	$100,000	Stock option exercise for cash	Exempt under Reg. S
Sep 6, 06	Common stock	357,143	Prophetic Limited	$500,000	Private placement of units for cash	Exempt under Reg. S
Sep 6, 06	Warrants [8]	746,429	Prophetic Limited	Nil	Warrants attached to units	Exempt under Reg. S
Sep 6, 06	Common stock	175,000	Cole Business Development, LLC	$320,250	Professional services in connection with the Barnico acquisition	Exempt under Sec. 4(2)
Sep 6, 06	Common stock	75,000	KM Ward Inc.	$137,250	Professional services in connection with the Barnico acquisition	Exempt under Sec. 4(2)
Sep 6, 06	Common stock	25,000	Glen Wallace	$6,250	Stock option exercise for cash	Exempt under Reg. S
Sep 6, 06	Common stock	75,000	Glen Wallace	$37,500	Stock option exercise for cash	Exempt under Reg. S
Sep 6, 06	Common stock	103,049	Ehrenkrantz King Nussbaum Inc. ITF John O’Brien	Nil	Cashless exercise of 325,000 warrants	Exempt under Sec. 4(2)
Sep 6, 06	Common stock	103,049	Ehrenkrantz King Nussbaum Inc. ITF Robert Nathan	Nil	Cashless exercise of 325,000 warrants	Exempt under Sec. 4(2)

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

10.27 *	Letter Agreement by and between Wentworth Energy, Inc. and Cornell Capital Partners, LP dated July 25, 2006.
31.1	Rule 13a-14a/15d-14(a) Certification by Chief Executive Officer
31.2	Rule 13a-14a/15d-14(a) Certification by Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by Chief Financial Officer

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

Wentworth Energy, Inc., an Oklahoma Corporation

By:  /s/ Michael Studdard

       Michael Studdard, President

ATTEST

/s/ John Punzo

John Punzo, Secretary

Exhibit 10.27.   Letter Agreement by and Between Wentworth Energy, Inc. and Cornell Capital Partners, LP Dated July 25, 2006.

Cornell Capital Partners, LP

101 Hudson Street, Suite 3700

Jersey City, New Jersey 07302

July 25, 2006

Wentworth Energy, Inc.
115 West 7th Street, Suite 1450
Fort Worth, TX 76102
Attention: John Punzo

Re:

Additional Agreements concerning the Securities Purchase Agreement between Cornell Capital Partners, LP and Wentworth Energy, Inc. and related Agreements.

Dear Mr. Punzo:

This Letter Agreement (“Agreement”) will confirm the understanding between Wentworth Energy, Inc. (the “Company”) and Cornell Capital Partners, LP (the “Cornell”), and supplements a separate letter agreement between the parties dated July 20, 2006 (the “Prior Letter Agreement”).  This Agreement shall become effective upon the Company’s consummation of a financing transaction with the purchasers of Senior Secured Convertible Notes (the “Notes”) that will result in the Company receiving gross proceeds of at least Thirty Million Dollars ($30,000,000) substantially in the form of the term sheet attached as Exhibit A to the Prior Letter Agreement (the “Note Transaction”).  Cornell has elected to buy Five Million Dollars ($5,000,000) in principal value of the Notes.

The Company and Cornell entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) dated January 12, 2006 pursuant to which the Company issued and sold to Cornell secured convertible debentures in the aggregate principal sum of One Million Five Hundred Thousand Dollars ($1,500,000) (the “Convertible Debentures”), which are convertible into shares of the common stock of the Company (the “Common Stock”).  In connection with the Securities Purchase Agreement, the Company and Cornell entered into a Registration Rights Agreement (the “Registration Rights Agreement”) on January 12, 2006, the Company and Cornell entered into a Security Agreement (the “Security Agreement”) on January 12, 2006, the Company and Cornell entered into a Pledge and Escrow Agreement (the “Pledge Agreement”) on January 12, 2006, the Company issued to Cornell on January 12, 2006 three separate Warrants to Purchase Common Stock, for 500,000 shares of Common Stock each (the “Warrants”), and Wentworth Oil and Gas, Inc., a majority owned subsidiary of the Company, and Cornell entered into a Security Agreement (the “Subsidiary Security Agreement”) on January 12, 2006.  The Convertible Debentures, the Securities Purchase Agreement, the Registration Rights Agreement, the Security Agreement, the Pledge Agreement, the Warrants, the Subsidiary Security Agreement, and all documents entered into in connection therewith shall be referred to herein as the “Transaction Documents”.

All capitalized terms not defined herein shall have the meaning assigned to them in the

Transaction Documents, as applicable.

Our agreement is as follows:

1.

Obligations under Security Agreement and Subsidiary Security Agreement.  Notwithstanding the provisions of Section 1.3 of each of the Security Agreement and the Subsidiary Security Agreement, the “Obligations” for the purposes of the Security Agreement and the Subsidiary Security Agreement shall not be deemed to include any obligations of the Company or its subsidiaries arising in connection with the Note Transaction.

2.

Security.  The parties confirm that Cornell, as an investor in the Note Transaction, will be the beneficiary of the security interest created in favor of the Buyers (as defined below) under the Security Agreement dated as of July 25, 2006 among the Company and the investors listed on the schedule of buyers attached thereto (the “Buyers”).  Pursuant to an Intercreditor and Subordination Agreement among Cornell, the Company and Wentworth Oil & Gas, Inc., the security interest created in favor of Cornell under the Security Agreement and the Subsidiary Security Agreement shall be subordinated to the security interest created in favor of the Buyers under the Note Transaction Security Agreement, except that this Subordination Agreement shall in no way limit or subordinate the rights of Cornell as a beneficiary of the security interest as described in the preceding sentence.

3.

Indemnification.  The parties confirm that in connection with the Note Transaction, Cornell will be the beneficiary of indemnification provisions contained in Section 9(k) of the Securities Purchase Agreement dated as of July 24, 2006 among the Company and the Buyers (the “Note Transaction Purchase Agreement”).  Cornell agrees that any “Holder” or its successors or assigns under the Convertible Debentures, and any “Holder” or its permitted assigns with respect to any of the Warrants, or any holder of shares of Common Stock acquired upon the conversion or exercise of any of the Convertible Debentures or Warrants, shall not be entitled to the benefit of the indemnification provided for in Section 9(k)(c) of the Note Transaction Purchase Agreement to the extent such Holder, holder, successor or assign becomes the beneficial owner (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934 and the rules promulgated there under) of more than 4.9% of the then issued and outstanding shares of Common Stock.

4.

Termination of Pledge Agreement.  The parties agree that the Pledge Agreement is hereby terminated, and shall be of no further force or effect.

5.

Rights of First Refusal.  Cornell agrees that its rights of first refusal provided for in Section 4(m) of the Securities Purchase Agreement shall be subordinate in all respects to the rights of Buyers of the Notes pursuant to Section 4(o) of the Note Transaction Purchase Agreement.

6.

Except as set forth herein, all terms and conditions of the Transaction Documents Debentures shall remain unchanged and in full force and effect.

7.

This Agreement shall be governed by and construed under the laws of the State of New Jersey.

8.

This letter may be executed in any number of counterparts, each of which shall be deemed an original, and all of which shall constitute one and the same instrument.  This letter shall be accepted, effective and binding, for all purposes, when the parties shall have signed and transmitted to each other, by telecopier or otherwise, copies of this letter.  The terms of this letter supersede the terms of any other oral or written agreement existing prior to the date hereof.  In the event of any litigation arising hereunder, the prevailing party or parties shall be entitled to recover its or their reasonable attorneys’ fees and court costs from the other party or parties, including the costs of bringing such litigation and collecting upon any judgments.  This letter shall be binding upon and shall inure to the benefit of the parties hereto and their respective heirs, executors, legal representatives, trustees, successors and assigns.  Except for the amounts expressly set forth herein, none of the parties hereto shall be liable to any other party for any amounts whatsoever.

Please indicate your agreement to the foregoing by signing below where indicated.

Sincerely,

CORNELL CAPITAL PARTNERS, LP

By:  Yorkville Advisors, LLC

Its:  General Partner

By:

/s/ Mark Angelo

Name:  Mark Angelo

Its:

President and Portfolio Manager

Acknowledged and Agreed

on July 25, 2006:

WENTWORTH ENERGY, INC.

By:

/s/ John Punzo

Name:

John Punzo

Title:

Chief Executive Officer

cc:

Chris Dieterich, Esq.

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

Francis K. Ling, Chief Financial Officer

Exhibit 32.1.   Section 1350 Certification by Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wentworth Energy, Inc. (the “Company”) on Form 10-QSB/A for the quarter ending September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John Punzo, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John Punzo

John Punzo, Chief Executive Officer

December 12, 2006

Exhibit 32.2.   Section 1350 Certification by Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wentworth Energy, Inc. (the “Company”) on Form 10-QSB/A for the quarter ending September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Francis K. Ling, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Francis K. Ling

Francis K. Ling, Chief Financial Officer

December 12, 2006