Form 10KSB
period 2006-12-31
Wentworth Energy, Inc.
filed 2007-04-24
CIK 1138932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 0-32593

 Wentworth Energy, Inc.

(Name of small business issuer in its charter)

Oklahoma, United States

73-1599600

(State or other jurisdiction of incorporation or organization)        (IRS Employer Identification Number)

 112 E. Oak Street, Suite 200, Palestine, Texas 75801

(Address of principal executive offices)

 (877) 329-8388

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:   None.

Securities registered under Section 12(g) of the Exchange Act:   Shares of common stock, par value $0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act    [  ]

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes [X]       No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A.  [  ]

Indicate by check mark whether the registrant is a shell company.          Yes [  ]          No [X]

State issuer’s revenues for the fiscal year ended:   $3,230,393

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:  As of April 10, 2007, the issuer had 20,340,198 $0.001 par value common shares outstanding, held by non-affiliates*, and the aggregate market value of such shares was approximately $9,966,697.

*

Without asserting that any of the issuer’s directors or executive officers, or the entities that own 10% or greater of the registrant’s shares of common stock, are affiliates, the shares of which they are beneficial owners have been deemed to be owned by affiliates solely for this calculation.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   24,038,498 shares of $0.001 par value common stock

Documents incorporated by reference:      None

Transitional Small Business Disclosure Format (Check one):          Yes [  ]       No [X]

Cautionary Statement

Wentworth Energy, Inc. (formerly “Avondale Capital I Corp.”) (the “Company” and sometimes “we,” “us,” “our” and derivatives of these words) is including the following discussion to inform existing and potential security holders generally of some of the risks and uncertainties that can affect us.  Some of the statements under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Annual Report on Form 10-KSB constitute forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause our or our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms by other comparable terminology.

These forward-looking statements may include, among other things, statements relating to the following matters:

·

the level of oil and gas reserves that can be extracted at any of our properties;

·

our ability to extract reserves at commercially attractive prices;

·

the likelihood that our management team will increase our profile in the industry and create new acquisition and development opportunities for us; and

·

our ability to compete against companies with much greater resources than we have.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

PART I

Item 1.  Description of Business

Business Development

We are an exploration and development company engaged in oil and gas exploration, drilling and development.  We currently have oil and gas interests in Anderson County, Freestone County, Jones County, Leon County and Polk County, Texas.  Our strategy is to develop low risk, high probability shallow wells on our properties, lease out deeper zones of our properties for royalty interests, and dispose of, in an orderly manner, our smaller properties in order to concentrate our exploration and development effort in our Texas mineral property in Anderson, Freestone and Jones Counties which we acquired in July 2006.

The Company was incorporated as a blank check company under the laws of the State of Oklahoma on October 31, 2000.  Effective on September 16, 2002, we acquired all of the shares of stock of FHW, Inc. an Oklahoma corporation which provided consulting services to businesses primarily in the nature of finance, bank lending and other forms of corporate finance.  We discontinued these operations during the fourth fiscal quarter of 2003 and we remained inactive until February 23, 2005 when a new board of directors was appointed and we commenced operations as an oil and gas exploration and development company.  On February 24, 2005, we changed our name from Avondale Capital I Corp. to Wentworth Energy, Inc. (or “Wentworth”).

On March 22, 2005, we agreed to purchase Wentworth Oil & Gas, Inc., a Nevada corporation (“Wentworth Oil”), and during the second and third quarters of 2005, we issued a total of 1,596,000 shares of our common stock to purchase 97.8% of its outstanding common stock.  In February, we purchased the remaining shares by the issuance of an additional 36,000 of our shares.

During 2006, the Company acquired a 75% working interest in the Pecos County property covering approximately 130 acres in Pecos County, Texas. Capitalized costs for this property in 2006 totaled almost $0.2 million and included acquisition, exploration and asset retirement obligation costs.

In March 2006, we invested in a corporation, Wentworth Oil Sands, Inc. (now named Redrock Oil Sands, Inc., “Redrock”), with Petromax Technologies LLC to develop technology to extract oil from the tar sands.  We transferred our Asphalt Ridge Tar Sands property near Vernal, Utah to Redrock and now own 2.5 million shares of Redrock, which is 23.5% of the issued and outstanding shares of common stock of Redrock. On September 20, 2006, Redrock ceased use of the Petromax technology.  Based on the cessation of the use of the Petromax technology, management believes that the Company’s book value on this investment should be written down by $0.6 million to zero, and accordingly, we recognized this loss in our 2006 consolidated financial statements.

During the 2006 first quarter, the Company acquired an 87.5% working interest on approximately 40 acres in the Polk County property in Polk County, Texas. The Company purchased the leases to this property by making a cash payment of $0.1 million from the June 2006 private placement.  Total capitalized costs for the year ended December 31, 2006 were $2.2 million and include acquisition, exploration and accrued retirement liability cost.

As part of the P.D.C. Ball and Barnico Drilling, Inc. acquisition described in Note 1, “Nature of Operations,” to the notes to the consolidated financial statements, the Company purchased a 90% interest in 27,557 gross acres (22,682 net acres) of oil and gas fee mineral rights owned by Roboco Energy, Inc. in Anderson County, Freestone County and Jones County, Texas for $31.1 million which included cash and issuance of Wentworth’s stock.  Funding for the acquisition was through the issuance of $32.4 million of senior secured convertible notes. Total capitalized costs for the year ended December 31, 2006 were $28.9 million, including acquisition, exploration costs and deferred tax, and deducting $2.7 million proceeds from leasing portions of the mineral rights, as described below.

The July 2006 transaction discussed above included the acquisition of an East Texas-based drilling contractor, Barnico Drilling, Inc. (“Barnico”) which owned two drilling rigs.  With the acquisition of Barnico, an established drilling company, we are no longer considered to be in the exploration stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” See also Note 2, “Nature of Operations” and Note 8, “Senior Secured Convertible Notes Payable” of the notes to the consolidated financial statements for more information on this transaction.

Barnico is an East Texas-based drilling contractor with two drilling rigs. Because of the increase in oil and gas prices over the last several years, there has been a significant increase in drilling activity, resulting in a high demand for drilling contractors. We believe that this demand has caused shortages in available drilling rigs and a significant increase in contract rates for drilling services. This acquisition will help us control our drilling costs, and meet our drilling schedule. Before the acquisition, Barnico provided its services to third parties, but we intend to use Barnico’s drilling assets to develop our oil and gas holdings where possible. However, to the extent we are unable to fully utilize both of Barnico’s drilling rigs, we intend to contract Barnico’s drilling services to third parties in order to offset some of our overhead costs. It is not our intention to continue offering contract drilling services to third parties in the long term. As the results from our drilling program provide more information concerning the geological structure of our property, we expect to identify more drilling targets on which to deploy Barnico’s drilling rigs. This, in turn, will permit us to employ both rigs on our property concurrently. As a result, while drilling activity is expected to increase on our property, contract drilling revenue is not expected to provide a stable or long-term source of revenue, and we expect contract drilling revenue to cease by the end of 2007.

On November 1, 2006, we signed two three-year Oil, Gas & Mineral Leases and a Joint Operating Agreement with Marathon Oil Company and its affiliate (together, “Marathon”) granting Marathon the right to explore and develop approximately 9,200 acres of our mineral property in Freestone County, Texas.  The agreements give Marathon the right to drill oil and gas wells and develop the property.  We retain a 21.5% royalty interest in any revenue generated from property located in zones below approximately 8,500 feet and a 23% royalty interest in any revenue generated from property located in zones above approximately 8,500 feet.  Under the Joint Operating Agreement, we also have a 50% working interest in production from any wells drilled on the property in the zones above approximately 8,500 feet.

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

We had incurred production costs of $134,000 and received revenue of $61,000 related to oil production on our Archer County and Wichita County leases during 2006. We sold these properties together with the Pecos County and McMullen County properties to Green Gold, Inc., an entity which, subsequent to the sale, engaged a current Wentworth director as its Chief Executive Officer.  The properties sold for $0.6 million, of which $0.3 million was received in cash and $0.3 million is to be paid to us pursuant to a promissory note secured by a mortgage on these properties. The promissory note bears interest at 10% per year and is due to the Company on or before November 1, 2007. See also “Management’s Discussion and Analysis of Financial Conditions and Results — Overview and Plan of Operations.”

Business of Issuer

Principal Products

We are an exploration and development company engaged in oil and gas exploration, drilling and development. We currently have oil and gas interests in Anderson County, Freestone County, Jones County, Leon County and Polk County, Texas. Our strategy is to explore and develop our Anderson County, Freestone County and Jones County property. Our oil and gas activities are currently conducted solely in the United States; we do not currently own any interests in any mining properties.

Competitive Business Conditions

We are a small, exploration and development oil and gas company, and a substantial number of our competitors have longer operating histories and substantially greater financial and personnel resources than we do.  We do not hold a significant competitive position in the oil and gas industry.

The oil and gas business is highly competitive. We compete with private and public companies in all facets of the oil and gas business, including suppliers of energy and fuel to industrial, commercial and individual customers.  Numerous independent oil and gas companies, oil and gas syndicates and major oil and gas companies actively seek out and bid for oil and gas prospects and properties.  Many of these companies not only explore for, produce and market oil and natural gas, but also carry out refining operations and market the resultant products on a worldwide basis.  Such companies may be able to pay more for prospective oil and gas properties, and such competitive disadvantages could adversely affect our ability to acquire new properties or develop existing properties.  Additionally, such companies may be able to evaluate, bid for and purchase a greater number of properties and prospects than our financial and human resources permit.

Competitive conditions may be substantially affected by energy legislation and regulation considered from time to time by the governments of the United States and the State of Texas, as well as factors that we cannot control, including international political conditions, overall levels of supply and demand for oil and gas, and the markets for synthetic fuels and alternative energy sources.  Intense competition also occurs with respect to marketing, particularly of natural gas.

Dependence on Major Customers

In July, 2006, as a part of an acquisition, we acquired Barnico which owns two drilling rigs. In the short term, we lease one of the rigs to third party drilling contractors.  During 2006, 92% of our contract drilling revenues was from one customer which is an unrelated party. We anticipate that our contract drilling operations will substantially cease by the end of 2007, at which time we anticipate utilizing both rigs for drilling on our own properties.

During 2006, we sold our oil to Teppco Crude Oil, LP and ConocoPhillips Company at then-current market prices.  We have no obligations to provide oil or gas in fixed quantities or at fixed prices.

Regulations

Various United States and federal regulations affect the production and sale of oil and natural gas. States in which we conduct activities impose restrictions on the drilling, production, transportation and sale of oil and natural gas.  These regulations include requiring permits for drilling wells; maintaining prevention plans; submitting notification and receiving permits in relation to the presence, use and release of certain materials incidental to oil and gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface plugging and abandoning of wells and the transporting of production.  Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden.  Also, numerous departments and agencies, both federal and state, have issued rules and regulations binding on the oil and gas industry and its individual members, compliance with which is often difficult and costly and some of which carry substantial penalties for failure to comply.  Inasmuch as new legislation affecting the oil and gas industry is commonplace, and existing laws and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with these laws and regulations.

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

State statutes and regulations require permits for drilling operations, drilling bonds and reports concerning wells. The State of Texas has statutes and regulations governing conservation matters, including the unitization or pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells.

Our operations are also subject to extensive and developing federal, state and local laws and regulations relating to environmental, health and safety matters; petroleum; chemical products and materials; and waste management.  Permits, registrations or other authorizations are required for the operation of certain of our facilities and for our oil and gas exploration and future production activities. These permits, registrations or authorizations are subject to revocation, modification and renewal.  Governmental authorities have the power to enforce compliance with these regulatory requirements, the provisions of required permits, registrations or other authorizations, and lease conditions, and violators are subject to civil and criminal penalties, including fines, injunctions or both.  Failure to obtain or maintain a required permit may also result in the imposition of civil and criminal penalties. Third parties may have the right to sue to enforce compliance.

Our operations are also subject to various conservation matters, including the number of wells which may be drilled in a unit, and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties. In addition, state conservation laws establish maximum rates of production oil and gas wells, generally limit the venting or flaring of gas, and impose certain requirements regarding the ratable purchase of production. The effect of these regulations is to limit the amounts of oil and gas we can produce from our wells and to limit the number of wells or the locations at which we can drill.

Our operations, as is the case in the petroleum industry generally, are significantly affected by federal tax laws. Federal, as well as state, tax laws have many provisions applicable to corporations which could affect our future tax liability.

Environmental Matters

Our exploration, development, and future production of oil and gas, including our operation of saltwater injection and disposal wells, are subject to various federal, state and local environmental laws and regulations discussed below. Such laws and regulations can increase the costs of planning, designing, installing and operating oil and gas wells.  We consider the cost of environmental protection a necessary and manageable part of our business. We have been able to plan for and comply with new environmental initiatives without materially altering our operating strategies.

Our activities are subject to a variety of environmental laws and regulations, including but not limited to, the Oil Pollution Act of 1990 (“OPA”), the Clean Water Act (“CWA”), the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Resource Conservation and Recovery Act (“RCRA”), the Clean Air Act (“CAA”), and the Safe Drinking Water Act (“SDWA”), as well as state regulations promulgated under comparable state statutes. We are also subject to regulations governing the handling, transportation, storage, and disposal of naturally occurring radioactive materials that are found in our oil and gas operations. Civil and criminal fines and penalties may be imposed for non-compliance with these environmental laws and regulations. Additionally, these laws and regulations require the acquisition of permits or other governmental authorizations before undertaking certain activities, limit or prohibit other activities because of protected areas or species, and impose substantial liabilities for cleanup of pollution.

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

CERCLA and comparable state statutes, also known as “Superfund” laws, can impose joint and several and retroactive liability, without regard to fault or the legality of the original conduct, on certain classes of persons for the release of a “hazardous substance” into the environment. In practice, cleanup costs are usually allocated among various responsible parties. Potentially liable parties include site owners or operators, past owners or operators under certain conditions, and entities that arrange for the disposal or treatment of, or transport hazardous substances found at the site. Although CERCLA, as amended, currently exempts petroleum, including but not limited to, crude oil, gas and natural gas liquids from the definition of hazardous substance, our operations may involve the use or handling of other materials that may be classified as hazardous substances under CERCLA. Furthermore, there can be no assurance that the exemption will be preserved in future amendments of the act, if any.

RCRA and comparable state and local requirements impose standards for the management, including treatment, storage, and disposal of both hazardous and non-hazardous solid wastes. We generate hazardous and non-hazardous solid waste in connection with our routine operations. From time to time, proposals have been made that would reclassify certain oil and gas wastes, including wastes generated during drilling, production and pipeline operations, as “hazardous wastes” under RCRA which would make such solid wastes subject to much more stringent handling, transportation, storage, disposal, and clean-up requirements. This development could have a significant impact on our operating costs. While state laws vary on this issue, state initiatives to further regulate oil and gas wastes could have a similar impact.

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

We are subject to certain laws and regulations relating to environmental remediation activities associated with past operations, such as CERCLA and similar state statutes. In response to liabilities associated with these activities, accruals are established from time to time when reasonable estimates are possible. As of December 31, 2006, we have estimated and accrued environmental remediation costs of approximately $0.2 million. These accruals represent the estimated costs associated with plugging abandoned wells by cementing the borehole, removing casing and other equipment, and leveling and replanting the surface. We use discounting to present value in determining our accrued liabilities for environmental remediation or well closure, but no material claims for possible recovery from third party insurers or other parties related to environmental costs have been recognized in our financial statements. We will adjust remediation accruals when new remediation responsibilities are discovered and probable costs become estimable, or when current remediation estimates must be adjusted to reflect new information.

We believe that the operator of the properties in which we have an interest are in substantial compliance with applicable laws, rules and regulations relating to the control of air emissions at all facilities on those properties. Although we maintain insurance against some, but not all, of the risks described above, including insuring the costs of clean-up operations, public liability and physical damage, there is no assurance that our insurance will be adequate to cover all such costs, that the insurance will continue to be available in the future or that the insurance will be available at premium levels that justify our purchase. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on our financial condition and operations. Compliance with environmental requirements, including financial assurance requirements and the costs associated with the cleanup of any spill, could have a material adverse effect on our capital expenditures, earnings or competitive position. We do believe, however, that our operators are in substantial compliance with current applicable environmental laws and regulations. Nevertheless, changes in environmental laws have the potential to adversely affect operations. At this time, we have no plans to make any material capital expenditures for environmental control facilities.

Research and Development

We are not currently conducting any research and development activities, other than property explorations and assessments.

Employees

We currently have 61 employees, most of whom work in the drilling operations. We employ a Chief Executive Officer, Chief Financial Officer, President, Vice President of Operations, Vice President of Exploration and Production, a reservoir engineer, a field superintendent, a landman, a drilling superintendent and two clerical and administrative employees in our Palestine, Texas office, and one part-time clerical employee in our Surrey, British Columbia, Canada office.  In addition, we engage consultants on an as-needed basis for legal, accounting, technical, consulting, oil field, geological and administrative services.  As production levels increase, we may need to hire additional personnel.  None of our employees are represented by a union. We have never experienced an interruption in operations from any kind of labor dispute and we consider the working relationship among our staff to be excellent.

Oil and Gas Operations

The following table summarizes our oil and gas production revenue and costs, our productive wells and acreage, undeveloped acreage and drilling activities for each of the last three years ended December 31.

	2006	2005	2004
Production
Average sales price per barrel of oil	$65.30	$58.30	Nil
Average production cost per barrel of oil	$43.12	$91.32 [1]	Nil
Net oil production (barrels)	1,263	509	Nil
Net gas production (thousand cubic feet)	11,711	Nil	Nil
Productive wells – oil
Gross	3	11	Nil
Net	1	11	Nil
Productive wells – gas
Gross	26	Nil	Nil
Net	2	Nil	Nil
Developed acreage – oil
Gross acreage	240	540	Nil
Net acreage	32	270	Nil
Developed acreage - gas
Gross acreage	8264	Nil	Nil
Net acreage	589	Nil	Nil
Undeveloped acreage - oil
Gross	Nil	Nil	Nil
Net	Nil	Nil	Nil
Undeveloped acreage - gas
Gross	19,286	17	Nil
Net	14,352	2	Nil
Drilling activity
Net productive exploratory wells drilled	2	Nil	Nil
Net dry exploratory wells drilled	0	Nil	Nil

1.   Includes the cost of remediating 11 wells in 2005. There were no such costs in 2006.

We are not obligated to provide oil or gas in fixed quantities or at fixed prices under existing contracts.

Risk Factors

An investment in our common stock is speculative and involves a high degree of risk and uncertainty. You should carefully consider the risks described below, together with the other information contained in this Annual Report on Form 10-KSB, including the consolidated financial statements and notes thereto of our Company, before deciding to invest in our common stock. The risks described below include the material risks and uncertainties that we believe may adversely affect our business, operating results or financial condition. There may be additional risks or uncertainties not presently known to us or that we presently consider immaterial that may also adversely affect our Company. Our business, financial condition and results of operations and the value of our common stock could be materially and adversely affected by the following risks.

WE HAVE REPORTED LOSSES FROM OPERATIONS EVERY YEAR OF OUR OPERATING HISTORY, AND WE MAY NOT BE ABLE TO OPERATE AS A GOING CONCERN.

We have never generated material profits from operations in any year. At December 31, 2005, we had an accumulated deficit of $2.6 million.  This deficit had increased to $88.2 million at December 31, 2006.  We will need to significantly increase our annual revenues to achieve profitability. We may not be able to do so. Even if we achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future.

As discussed in the accompanying financial statements, these factors raise doubt about our ability to continue as a going concern.  There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue.  We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

IF WE DEFAULT UNDER OUR DEBT INSTRUMENTS, OUR LENDERS WILL BE ENTITLED TO CONTROL THE COMPANY AND THE VALUE OF OUR COMMON STOCK MAY BE DECREASED.

Our failure to comply with covenants contained in our debt instruments, if any such default is not cured or waived, could result in acceleration of debt under those and other debt instruments that contain cross acceleration or cross-default provisions. Such acceleration could require us to repay or repurchase debt, together with accrued interest, prior to the date it otherwise is due and could adversely affect our financial condition. Upon a default or cross-default, the debt holders could also proceed against the collateral.  We are not in compliance as of January 5, 2007.  See discussion of “Financing Activities” in “Liquidity and Capital Resources” section of Item 6 of this annual filing on Form 10-KSB.

The senior secured convertible notes, which have a principal balance of $32.4 million at December 31, 2006, contain a variety of events of default which are typical for transactions of this type, as well as the following events:

·

failure of the registration statement to be declared effective by the Commission by January 5, 2007 pursuant to the Registration Rights Agreement (see “Risk Factors – If We Are Unable to Conclude the Restructuring of Our Senior Secured Convertible Notes, the Note Holders May Commence Collection Proceedings and We Might Be Unable to Continue Operations”) or the lapse or unavailability of the registration statement for more than 15 consecutive days or more than an aggregate of 30 days in any 365-day period (other than allowable grace periods under the Registration Rights Agreement);

·

suspension from trading or failure of the stock to be listed for trading for more than five consecutive trading days or more than an aggregate of 10 trading days in any 365-day period;

·

failure to issue shares upon conversion of the senior secured convertible notes for more than 10 business days after the relevant conversion date or notice from any holder of the senior secured convertible notes; and

·

failure to issue shares upon exercise of the warrants for more than three (3) trading days after the receipt of the exercise delivery documents from any holder of the warrants;

·

failure for 10 consecutive business days to have reserved for issuance the full number of shares issuable upon conversion of the senior secured convertible notes; and

·

we are party to any “Fundamental Transactions” unless the successor entity assumes in writing all of our obligations under the senior secured convertible notes (as described under “Senior Secured Convertible Note Financing”).

After the occurrence of an event of default, the holders of the senior secured convertible notes have the right to require us to redeem the senior secured convertible notes at a price of up to 200% of the principal amount of the senior secured convertible notes being redeemed, depending upon the nature of the event of default.

In the event of default, the exercise price of the warrants may also be recalculated based upon the market price for shares of our common stock.

The convertible debentures which have a principal balance of $1.1 million as December 31, 2006, contain a variety of events of default which are typical for transactions of this type, as well as the following events:

·

failure of the registration statement to be declared effective by the Commission by January 5, 2007 pursuant to the Investor Registration Rights Agreement (see “Risk Factors – If We Are Unable to Conclude the Restructuring of Our Senior Secured Convertible Notes, the Note Holders May Commence Collection Proceedings and We Might Be Unable to Continue Operations”);

·

suspension from trading or failure of the stock to be listed for trading for more than five consecutive trading days;

·

failure to make payment of the principal amount of, or interest on or other charges in respect to the convertible debentures when due and payable;

·

failure for 10 consecutive business days to have reserved for issuance the full number of shares issuable upon conversion of the senior secured convertible notes;

·

failure to deliver shares of our common stock prior to the fifth (5th) trading day after a conversion date;

·

failure to deliver the payment in cash pursuant to a “Buy-In” (as described under “Convertible Debenture Financing”) within three (3) days after notice is delivered; and

·

we are party to any “Change of Control Transaction” (as described under “Convertible Debenture Financing”).

After the occurrence of an event of default, the holders of the convertible debentures have the right to require us to redeem the full principal amount of the convertible debentures, together with interest and other amounts owing in respect thereof, immediately in payment of cash or, at the request of the holders of the convertible debentures, in payment of common stock. However, under the Intercreditor and Subordination Agreement, the holders of the convertible debentures may not receive any proceeds from enforcing their remedies under the convertible debentures until all of the obligations owing to the senior secured convertible noteholders have been paid in full.

Even if we are able to comply with all of the applicable covenants, the restrictions in the debt instruments on our ability to manage our business could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that we believe would be beneficial to us.

IF WE ARE UNABLE TO CONCLUDE THE RESTRUCTURING OF OUR SENIOR SECURED CONVERTIBLE NOTES, THE NOTE HOLDERS MAY COMMENCE COLLECTION PROCEEDINGS AND WE MIGHT BE UNABLE TO CONTINUE OPERATIONS.

In connection with the issuance of our senior secured convertible notes and warrants, we are required to file a registration statement for the resale of a number of shares of common stock equal to 130% of the number of shares issuable upon conversion of the senior secured convertible notes, including the payment of interest thereon, repayment of principal, and exercise of the warrants by November 7, 2007.  We were granted a waiver to January 5, 2007.  We were unable to comply with the registration requirements relating to the senior secured convertible notes as specified in our Registration Rights Agreement dated July 25, 2006.  Accordingly, as of January 5, 2007, we were not in compliance and are required to pay liquidated damages of 1.5 percent of the aggregate purchase price of the senior secured convertible notes and warrants on the 30th day thereafter until such failure is cured or until we reach agreement with the holders to restructure the terms of the senior secured convertible notes.  We have not yet made any such payments.  In addition, we did not pay the $0.7 million interest payment on the senior secured convertible notes on its March 31, 2007 due date, but this payment is contemplated to be included in the restructured indebtedness by the term sheet we executed with the holders on April 2, 2007 as described below.  The Company also received proceeds of $2.7 million from leasing certain of our oil and gas interests in almost 9,000 acres in Texas under a three-year Lease and a Joint Operating Agreement.  Because this amount represents restricted funds pursuant to an agreement with our lenders, the proceeds are reflected in long-term assets in our Consolidated Balance Sheets in Part II, Item 7of this annual report on Form 10-KSB. Under our agreements with the holders of our senior secured convertible notes, these funds are required to be deposited in, and held in, an escrow account until such time as our stock price exceeds $2.80 per share for approximately two consecutive months. We have segregated these funds; however, since additional capital is required for operating purposes, management intends to negotiate for full or partial release of such funds.

On April 2, 2007, we entered into a term sheet with the holders of the senior secured convertible notes to restructure the notes and related agreements to permit their early repayment. Provided the notes are repaid in full by May 31, 2007, we would pay the holders the $32.4 million principal balance plus $9.6 million of accrued interest and penalties. In addition, we will have the option of paying an additional $5.0 million in cash or by issuing the holders seven-year warrants to purchase up to 14,300,000 shares of the Company’s stock at a price equal to the lesser of the exercise price of the existing warrants and the Average Market Price of the Company’s common stock as of June 8, 2007.  In addition, the exercise price of the existing warrants would be adjusted to the lesser of $1.40 and the Average Market Price of the Company’s common stock as defined below, and the term sheet provides for their expiration date to be extended to seven years following the registration of at least 50% of the conversion shares under the notes.  The existing and additional warrants will not be subject to registration requirements.  Average Market Price is the average of the daily volume-weighted average price of the common stock over the preceding 20 trading days, but no greater than the average of the volume- weighted average price over the first three or last three days of that period. There is no assurance we can repay the senior secured convertible notes by May 31, 2007.

If we do not repay the notes in full by May 31, 2007, the principal balance of the notes would increase to $47.0 million, including accrued interest and penalties, and the conversion price of the notes and the exercise price of the existing warrants would be adjusted to the lesser of the then-current price and the Average Market Price of the Company’s common stock as of April 2, 2007 and again as of June 8, 2007.  In addition, the existing warrants would be amended to extend the expiration date to seven years following the registration of at least 50% of the conversion shares under the notes.  The existing warrants would not be subject to registration requirements.

We intend to withdraw our current registration statement and intend to file a new registration statement within 30 days of completion of the final documentation relating to this restructuring.  If the registration statement is not declared effective within 100 days, cash registration delay payments of 1.5% per month would apply.  We have accrued $14.7 million of charges relating to this restructuring as of December 31, 2006.

We have not yet entered into definitive agreements documenting the restructuring, and may not be able to do so on terms the Company is willing to accept.  If we cannot reach agreement with the holders concerning all terms of the definitive amending agreements, we may be unable to complete this restructuring. If we are unable to complete this restructuring, the holders of the senior secured convertible notes may deliver to us an event of default notice and commence collection proceedings.  In such a case, we may be unable to continue operations or we may be forced to sell all or some interests in our assets.

OUR FUTURE PERFORMANCE DEPENDS ON OUR ABILITY TO FIND AND ACQUIRE OIL AND GAS PROPERTIES.

Our future performance depends upon our ability to find and acquire, oil and gas reserves that are economically recoverable. Without successful exploration, exploitation or acquisition activities, we will not be able to develop reserves or generate revenues. No assurance can be given that we will be able to find, acquire or produce reserves on acceptable terms, or that commercial quantities of oil and gas deposits will be discovered sufficient to enable us to recover our exploration and development costs or sustain our business.

The successful acquisition, exploration and development of oil and gas properties requires an assessment of recoverable reserves, future oil and gas prices and operating costs, potential environmental and other liabilities and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. In addition, no assurance can be given that our exploitation and development activities will result in the discovery of any reserves. Our operations may be curtailed, delayed or canceled as a result of a lack of adequate capital and other factors, such as title problems, weather, compliance with governmental regulations or price controls, mechanical difficulties, or unusual or unexpected formations, pressures and/or work interruptions. In addition, the costs of exploitation may materially exceed initial estimates.

We can provide no assurance that oil and gas will be discovered in commercial quantities in any of our present properties or in properties we may acquire the future. Our success will depend upon our ability to acquire working and revenue interests in properties upon which gas and oil reserves are ultimately discovered in commercial quantities.

OUR BUSINESS PLAN IS SUBJECT TO RISKS INHERENT IN THE OIL AND GAS INDUSTRY.

Our oil and gas interests are subject to the economic risks typically associated with exploration activities, including the necessity of significant expenditures to locate and acquire properties and to drill exploratory wells. In addition, the cost and timing of drilling, completing and operating wells is often uncertain. In conducting exploration activities, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause exploration and development activities to be unsuccessful. This could result in a total loss of our investment in a particular property. If exploration efforts are unsuccessful in establishing proved reserves and exploration activities cease, the amounts accumulated as unproved costs will be charged against earnings as impairments.

WE WILL NOT BE ABLE TO DEVELOP OUR RESERVES OR MAKE ACQUISITIONS IF WE ARE UNABLE TO GENERATE SUFFICIENT CASH FLOW OR RAISE CAPITAL.

We will be required to make substantial capital expenditures to develop our existing reserves and to discover new oil and gas reserves. Historically, we have financed these expenditures primarily with proceeds from the sale of debt and equity securities. As of December 31, 2006, the date of our most recent balance sheet, we had $4.4 million of cash on hand.  After deducting normal operating expenses and capital expenditures in the first quarter of 2007, there will not be adequate funds to meet our goals in connection with the oil and gas exploration interests that we have purchased. In order to acquire additional business interests and meet our goals in connection with our oil and gas exploration interests beyond the end of 2007, we need to raise new capital as operating revenues are insufficient.  If raising new capital is successful, we may also make offers to acquire oil and natural gas properties in the course of our business. If these offers are accepted, our capital needs may increase substantially.

We have obtained financing in the past but we can provide no assurance that we will be able to obtain additional required financing when needed.  Obtaining additional financing will be subject to the following factors:

·

market conditions;

·

investor assessment of the potential of our existing asset

and assets we propose to acquire; and

·

investor sentiment.

These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are not successful in achieving financing in the amount necessary to meet our present obligations in connection with the oil and gas interests that we have acquired or business interests that we may acquire, implementation of our business plan may fail or be delayed.

WE DO NOT CONTROL ALL OF OUR OPERATIONS.

We do not operate all of our properties and we rely upon the owners and operators of some oil and gas drilling equipment to drill and develop our prospects to production. Although we have developed relationships with a number of these operators, we cannot assure you that we will be able to continue to rely on such persons. If any of these relationships with third-party service providers are terminated or are unavailable on commercially acceptable terms, we may not be able to execute our business plan.   We also have limited influence over the testing, drilling and production operations on those properties. Our lack of control could result in the following:

·

the operator might initiate exploration or production on a faster or slower pace than we prefer;

·

the operator might propose to drill more wells or build more facilities on a project than we have funds for or that we deem appropriate, and we could have our working interest ownership in the related lands and petroleum reserves reduced as a result of our failure to participate in development expenditures, which could mean that we are unable to participate in the project or share in the revenues generated by the project even though we paid our share of exploration costs; and

·

if an operator refuses to initiate a project, we might be unable to pursue the project.

Any of these events could materially reduce the value of those properties.

INFORMATION REGARDING OUR FUTURE EXPLORATION PROJECTS REFLECTS OUR CURRENT INTENT AND IS SUBJECT TO CHANGE.

Our current exploration and development plans are described in this Annual Report on Form 10-KSB. Whether we ultimately undertake an exploration project will depend on the following factors:

·

availability and cost of capital;

·

receipt of additional seismic data or the reprocessing of existing data;

·

current and projected oil or natural gas prices;

·

the costs and availability of drilling rigs and other equipment supplies and personnel necessary to conduct these operations on some of our properties;

·

success or failure of activities in similar areas;

·

changes in the estimates of the costs to complete the projects;

·

our ability to attract other industry partners to acquire a portion of the working interest to reduce costs and exposure to risks; and

·

decisions of our joint working interest owners and partners.

We will continue to gather data about our projects, and it is possible that additional information will cause us to alter our schedule or determine that a project should not be pursued at all. Our plans regarding our projects are subject to change.

WE MAY NOT BE ABLE TO FINANCE FUTURE NEEDS OR ADAPT OUR BUSINESS PLAN TO CHANGES BECAUSE OF RESTRICTIONS PLACED ON US BY THE INSTRUMENTS GOVERNING OUR DEBT.

Our agreements with the Selling Stockholders who purchased our senior secured convertible notes and convertible debentures contain various covenants that limit our ability to:

·

pay dividends on our common stock, redeem or repurchase our common stock or other equity security;

·

issue our common stock or other equity securities;

·

incur additional indebtedness;

·

sell assets; and

·

issue any securities that rank equivalent or senior to the senior secured convertible notes that we issued to the Selling Stockholders.

Additionally, our agreements with the Selling Stockholders contain numerous affirmative covenants, including covenants regarding reporting requirements and compliance with applicable laws and regulations. Additional debt we incur in the future may subject us to future covenants.

OUR COMPLIANCE WITH THE SARBANES-OXLEY ACT OF 2002 AND SEC RULES CONCERNING INTERNAL CONTROLS MAY BE TIME CONSUMING, DIFFICULT AND COSTLY FOR US.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires publicly-traded companies to obtain.

IF WE ARE UNABLE TO SUCCESSFULLY ADDRESS THE MATERIAL WEAKNESS IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING OR OTHERWISE MAINTAIN EFFECTIVE INTERNAL CONTROL OVER FINANCIAL REPORTING, OUR ABILITY TO REPORT OUR FINANCIAL RESULTS ON A TIMELY AND ACCURATE BASIS MAY BE ADVERSELY AFFECTED, WHICH IN TURN COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.

For the year ended December 31, 2006, management identified a material weakness in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board. The area of material weakness in our internal control over financial reporting is the lack of an adequate in-house complement of staff to address technical accounting issues due to challenges in hiring qualified accounting personnel in Palestine, Texas and the resulting necessity of relying on external accountants and consultants. Effective controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed and the market price of our common stock could decline. We intend to initiate corrective actions by hiring sufficient, qualified staff in 2007 to address this weakness.

WE WILL INCUR EXPENSES IN CONNECTION WITH THE REGISTRATION OF SECURUTIES AND WE HAVE CERTAIN INDEMNIFICATION OBLIGATIONS REGARDING MISSTATEMENTS OR OMISSIONS IN REGISTRATION STATEMENT.

We are required to pay the fees and expenses incurred by us incident to the registration of the shares under the registration statement including the legal and accounting costs of certain of our Selling Stockholders.  We have also agreed to indemnify certain of the Selling Stockholders against losses, claims, damages and liabilities arising out of or relating to any misstatements or omissions in our registration statement and related prospectuses, including liabilities under the Securities Act.  In the event such a claim is made in the future, such losses, claims, damages and liabilities arising therefrom could be significant in relation to our revenues.

WE FAILED TO COMPLY WITH OUR OBLIGATIONS UNDER TWO REGISTRATION RIGHTS AGREEMENTS AMONG US AND THE PURCHASERS OF OUR SENIOR SECURED CONVERTIBLE NOTES AND HOLDERS OF OUR CONVERTIBLE DEBENTURES, WE ARE REQUIRED TO PAY LIQUIDATED DAMAGES TO THE SECURITYHOLDERS.

In connection with the private placement of our senior secured convertible notes and warrants, we were required to file a registration statement for the resale of a number of shares of common stock equal to 130% of the number of shares issuable upon conversion of the senior secured convertible notes, the payment of interest on, and principal of, the senior secured convertible notes, and upon exercise of the accompanying warrants.  Our convertible debentures issued to Cornell Capital Partners, LP require that the registration statement also provide for the resale of at least 2,307,692 shares of common stock remaining to be issued upon conversion of the convertible debentures, 1,500,000 warrant shares and 100,000 commitment fee shares.  According to the Registration Rights Agreement, the registration statement was required to have been declared effective by the Commission by November 7, 2006, and remain effective and available for use until earlier of the date the investors can sell all of the securities covered by the registration statement without restriction pursuant to Commission Rule 144(k) or the date all of those securities have been sold pursuant to the registration statement. In a waiver dated November 7, 2006, the investors extended the deadline for declaration of effectiveness to January 5, 2007, or 165 days after the issuance of the senior secured convertible notes. On April 2, 2007, we entered into a term sheet with the holders of the senior secured convertible notes to restructure the notes and related agreements that would require us to (among other things described in “Risk Factors – If We Are Unable to Conclude the Restructuring of Our Senior Secured Convertible Notes, the Note Holders May Commence Collection Proceedings and We Might Be Unable to Continue Operations”) file a new registration statement within 30 days of completion of the final documentation relating to this agreement.  If the registration statement is not declared effective within 100 days, or, subject to certain “grace periods” of up to 20 consecutive days (but no more than 30 days in any 365-day period), if the registration is unavailable after it becomes effective, we would be required to pay liquidated damages of 1.5 percent of the aggregate purchase price of the senior secured convertible notes required to be registered on the date of such failure and on every 30th day thereafter until such failure is cured. Any liquidated damages would begin accruing from the date of the issuance of the senior secured convertible notes. In addition, the Company is required to file a new registration statement within 30 days of the final documentation relating to this restructure.

With respect to the convertible debentures, we failed to meet the deadline for the effectiveness of the registration statement (which deadline was the same as that which applies to the senior secured convertible notes) or if the registration is unavailable after it becomes effective, we are required to pay, but have not paid, either in cash or common stock, liquidated damages of 2 percent of the liquidated value of the convertible debentures within three business days of such failure and every 30-day period thereafter until such failure is cured. Any liquidated damages begin accruing on the date of any such failure. We intend to file a new registration statement within 30 days of completion of the final documentation relating to this restructuring.

IF OUR INDEPENDENT CONTRACTORS ARE CHARACTERIZED AS EMPLOYEES, WE WOULD BE SUBJECT TO EMPLOYMENT AND WITHHOLDING LIABILITIES, PAST TAXES AND PENALTIES.

We structure many of our relationships with our consulting services providers in a manner that we believe results in an independent contractor relationship as opposed to an employer/employee relationship. Although we believe that these providers are properly characterized as independent contractors, tax or other regulatory authorities may in the future challenge our characterization of these relationships. If such regulatory authorities or state, federal or foreign courts were to determine that our service providers (or, for entities, their owners or principals) are employees and not independent contractors, we would be required to withhold income taxes, to withhold and pay social security, Medicare and similar taxes and to pay unemployment and other related payroll taxes. We would also be liable for unpaid taxes that would have been incurred had the service providers been property characterized as employees and subject to penalties. As a result, any determination that our service providers or their owners or principals are our employees could materially harm our business and operating results.

Some of our directors and officers are citizens or residents of countries other than the United States and certain of our assets and the assets of such persons are located outside of the United States. Consequently, it may be difficult for you to effect service of process within the United State upon our directors and officers or to realize in the United States upon judgments against such persons granted by courts of the United States based upon the civil liability provisions of the U.S. federal securities laws or other laws of the United States. There is doubt as to the enforceability against us and against our non-U.S. resident directors and officers, in original actions in Canadian courts, of liabilities based upon the U.S. federal securities laws and as to the enforceability against us and against our non-U.S. resident directors and officers in Canadian courts of judgments of U.S. courts obtained in actions based upon the civil liability provisions of the U.S. federal securities laws. As a result, it may not be possible to enforce those actions against us or against certain of our directors and officers.

OUR AGREEMENT WITH PANTERRA CAPITAL INC. MAY GIVE RISE TO A CONFLICT OF INTEREST BETWEEN THE COMPANY AND OUR CHIEF EXECUTIVE OFFICER, CHAIRMAN AND DIRECTOR JOHN PUNZO DUE TO HIS OWNERSHIP OF PANTERRA CAPITAL INC.

We have entered into a five year management agreement with Panterra Capital Inc., (“Panterra”) a private company the sole shareholder of which is John Punzo, our Chief Executive Officer, Chairman and a director. This agreement provides for a monthly fee of almost $14,000,, or approximately $164,000 annually); the grant of stock options to purchase not less than 1,000,000 shares of our common stock per year; and upon termination of the agreement by us, a severance payment equal to $164,000 representing 12 months of fees.  Because Panterra is owned solely by Mr. Punzo, there is a potential conflict of interest with respect to the enforcement of the agreement and with respect to our terminating the agreement, in which case we may have to pay $164,000 Mr. Punzo.

RISKS RELATED TO OUR INDUSTRY

THE OIL AND GAS INDUSTRY IS HIGHLY COMPETITIVE.

The oil and gas industry is highly competitive. We compete with oil and natural gas companies and other individual producers and operators, many of which have longer operating histories and substantially greater financial and other resources than we do, as well as companies in other industries supplying energy, fuel and other needs to consumers. Many of these companies not only explore for and produce crude oil and natural gas, but also carry on refining operations and market petroleum and other products on a worldwide basis. Our larger competitors, by reason of their size and relative financial strength, can more easily access capital markets than we can and may enjoy a competitive advantage in the recruitment of qualified personnel. They may be able to absorb the burden of any changes in laws and regulation in the jurisdictions in which we do business and handle longer periods of reduced prices of gas and oil more easily than we can. Our competitors may be able to pay more for productive oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than we can. Our ability to acquire additional properties in the future will depend upon our ability to conduct efficient operations, evaluate and select suitable properties, implement advanced technologies and consummate transactions in a highly competitive environment.

OIL AND NATURAL GAS PRICES ARE VOLATILE, AND LOW PRICES COULD REDUCE OUR REVENUE AND THE VALUE OF OUR COMMON STOCK.

Fluctuations in the prices of oil and natural gas will affect the following aspects of our business:

·

revenues, cash flow and earnings;

·

ability to attract capital to finance our operations;

·

cost of capital; and

·

the value of our oil and natural gas properties.

Both oil and natural gas prices are extremely volatile. Oil prices are determined by international supply and demand. Political developments, compliance or non-compliance with self-imposed quotas, or agreements between members of the Organization of Petroleum Exporting Countries can affect world oil supply and prices. Prices obtained for our natural gas production are determined by supply and demand factors within North America.

Any material decline in prices could result in a reduction of our potential revenue and our overall value. The economics of producing from some wells could change as a result of lower prices. As a result, we could elect not to produce from certain wells.

THE ACTUAL QUANTITIES AND PRESENT VALUE OF OUR PROVED RESERVES MAY PROVE TO BE LOWER THAN WE HAVE ESTIMATED.

Any material inaccuracies in our reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.  “Proved reserves” are those estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing operating and economic conditions. However, even though we are reasonably certain of recovering proved reserves, all estimates of oil and natural gas reserves involve some degree of uncertainty because they depend in large part upon the reliability of available geologic and engineering data, which is inherently imprecise. Geologic and engineering data are used to determine the probability that a reservoir of oil and natural gas exists at a particular location, and whether oil and natural gas are recoverable from a reservoir. Recoverability is ultimately subject to the accuracy of data regarding:

·

geological characteristics of the reservoir structure;

·

reservoir fluid properties;

·

the size and boundaries of the drainage area; and

·

reservoir pressure and the anticipated rate of pressure depletion.

The evaluation of these and other factors is based upon available seismic data, computer modeling, well tests and information obtained from production of oil and natural gas from adjacent or similar properties, but the probability of the existence and recoverability of reserves is less than 100% and actual recoveries of proved reserves often differ to some degree from estimates.

Estimates of oil and natural gas reserves also require the following assumptions relating to operating conditions and economic factors:

·

the price at which recovered oil and natural gas can be sold;

·

the costs associated with recovering oil and natural gas;

·

the prevailing environmental conditions associated with drilling and production sites;

·

the availability of enhanced recovery techniques;

·

the ability to transport oil and natural gas to markets; and

·

taxes and environmental laws.

A change in any one or more of these factors could result in known quantities of oil and natural gas previously estimated as proved reserves becoming unrecoverable. For example, a decline in the market price of oil or natural gas to an amount that is less than the cost of recovery of such oil and natural gas in a particular location could make production thereof commercially impracticable. The risk that a decline in price could have that effect is magnified in the case of reserves requiring sophisticated or expensive production enhancement technology and equipment, such as some types of heavy oil. Each of these factors, by having an impact on the cost of recovery and the rate of production, will also affect the present value of future net cash flow from estimated reserves.

In addition, estimates of reserves and future net cash flows expected from them prepared by different independent engineers or by the same engineers at different times may vary substantially.

DRILLING AND OTHER CAPITAL ACTIVITIES ARE SUBJECT TO MANY RISKS AND ANY INTERRUPTION OR LACK OF SUCCESS IN OUR DRILLING ACTIVITIES WILL DIMINISH OIL AND GAS PRODUCTION.

Drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. New wells that we drill may not be productive and we may not recover all or any portion of our investment. Drilling for oil and natural gas could involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce enough net revenue to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain. Our drilling, completion, well work over and pipeline and facility construction operations could be curtailed, delayed or canceled as a result of the following factors, some of which are beyond our control:

·

adverse weather conditions;

·

compliance with governmental regulations; and

·

mechanical difficulties or shortages or delays in the delivery of equipment and services.

OPERATING HAZARDS AND UNINSURED RISKS MAY RESULT IN A SHUTDOWN OR SLOWDOWN OF OUR OPERATIONS.

The following are operating hazards in drilling for and producing oil and natural gas:

·

encountering unexpected formations or pressures that could cause damage to equipment or personal injury;

·

blowouts, accidents, oil spills, fires or other damage to a well that could require us to redrill it or take other corrective action;

·

equipment failures that curtail or stop production; and

·

bad weather that interrupts drilling operations.

Any of these events could result in damage to or destruction of oil and natural gas wells, production facilities or other property, or injury to persons. In addition, any of the above events could result in environmental damage or personal injury for which we will be liable. The occurrence of a significant event not fully insured or indemnified against could seriously harm our financial condition and operating results.

OUR BUSINESS IS SUBJECT TO ENVIRONMENTAL AND OTHER GOVERNMENT LAWS AND REGULATIONS IN ALL JURISDICTIONS IN WHICH WE OPERATE, AND COMPLIANCE WITH SUCH REGULATIONS COULD CAUSE US TO INCUR SIGNIFICANT COSTS.

Our operations are governed by numerous U.S. laws and regulations at the state and federal levels. These laws and regulations govern the operation and maintenance of our facilities, the discharge of materials into the environment and other environmental protection issues. The laws and regulations may:

·

require that we obtain permits before commencing drilling;

·

restrict the substances that can be released into the environment in connection with drilling and production activities;

·

limit or prohibit drilling activities on protected areas, such as wetlands or wilderness areas;

·

require that reclamation measures be taken to prevent pollution from former operations;

·

require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells and remediating contaminated soil and groundwater; and

·

require remedial measures be taken with respect to property designated as a contaminated site, for which we are a responsible person.

Under these laws and regulations, we could be liable for personal injury, clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. We do not have insurance coverage relating to liability for environmental damage because we do not believe that insurance coverage for the full potential liability of environmental damages is available at a reasonable cost. Accordingly, we could be liable, or could be required to cease production on properties, if environmental damage exists or occurs.

Changes in the environmental laws and regulations in the future could occur that result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, any of which could have a material adverse effect on our financial condition or results of operations. The costs of complying with environmental laws and regulations in the future may require us to cease production on properties.

ESSENTIAL EQUIPMENT MIGHT NOT BE AVAILABLE.

Oil and natural gas exploitation and development activities depend upon the availability of drilling and related equipment in the particular areas where those activities will be conducted. Through the Barnico acquisition, we have acquired access to drilling equipment for use in our oil and natural gas exploitation and development activities.  However, we may need additional drilling equipment for increased activities in the future.  Demand for that equipment or access restrictions may affect the availability of that equipment to us and delay our exploitation and development activities.

RISKS RELATED TO OUR CAPITAL STRUCTURE

INSIDERS HAVE SUBSTANTIAL CONTROL OVER US, AND THEY COULD DELAY OR PREVENT A CHANGE IN OUR CORPORATE CONTROL EVEN IF OUR OTHER STOCKHOLDERS WANTED IT TO OCCUR.

Our executive officers, directors, and principal stockholders who hold 5% or more of the outstanding common stock and their affiliates beneficially owned as of April 10, 2007, in the aggregate, approximately 10,750,558 shares of our outstanding common stock. These stockholders would be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

THE ADJUSTABLE CONVERSION PRICE FEATURE OF OUR SENIOR SECURED CONVERTIBLE NOTES AND CONVERTIBLE DEBENTURES COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES, WHICH WILL CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.

The number of shares of common stock issuable upon conversion of our senior secured convertible notes and convertible debentures will increase if the market price of our stock declines, which will cause dilution to our existing stockholders. Our obligation to issue shares upon conversion of our senior secured convertible notes and convertible debentures is essentially limitless if the trading price per common share declines towards zero as the notes and debentures are convertible into common stock is based on the trading price per common share of our Company.

THE ADJUSTABLE CONVERSION PRICE FEATURE OF OUR SENIOR SECURED CONVERTIBLE NOTES AND CONVERTIBLE DEBENTURES MAY ENCOURAGE INVESTORS TO MAKE SHORT SALES IN OUR COMMON STOCK, WHICH COULD HAVE A DEPRESSIVE EFFECT ON THE PRICE OF OUR COMMON STOCK.

The senior secured convertible notes are convertible into common stock at any time by dividing the dollar amount being converted by $1.40.  During the nine months immediately following the date the registration statement is declared effective by the Commission, the holders of the senior secured convertible notes may, upon delivery of written notice to the Company, adjust the conversion price to a then-current market price.  Further, the senior secured convertible notes require that we pay monthly installments amounts which may be paid in shares of common stock valued at the lower of $1.40 or 80% of the lowest volume weighted average price of the Company’s common stock for the five (5) trading days immediately preceding the conversion date as quoted by Bloomberg, LP, limited to 25% of the 20-day trading volume of the previous month (see “Senior Convertible Note Financing-Repayment of Principal and Redemption”). The interest on the senior secured convertible notes accrues on the outstanding principal balance at a rate of 9.15% per year. The convertible debentures are convertible into common stock at any time by dividing the dollar amount being converted by the lower of $0.65 or 85% of the lowest volume weighted average price of the Company’s common stock for the fifteen (15) trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The interest on the convertible debentures accrues on the outstanding principal balance at a rate of 10% per year. Each holder of the senior secured convertible notes and the convertible debentures may only convert up to 4.99% of the then-issued and outstanding shares of the Company on the conversion date. The significant downward pressure on the price of the common stock as a Selling Stockholder converts and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. A Selling Stockholder could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion of senior secured convertible notes or convertible debentures, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

THE HOLDERS OF THE SENIOR SECURED CONVERTIBLE NOTES AND CONVERTIBLE DEBENTURES MAY CONVERT THE NOTES AND DEBENTURES INTO SHARES OF OUR COMMON STOCK, WHICH MAY CAUSE DILUTION OF THE SHARES OF COMMON STOCK HELD BY THEN-EXISTING INVESTORS.

The conversion of the senior secured convertible notes and convertible debentures into common stock will result in dilution to the interests of current holders of our common stock, since the number of shares held by current stockholders will then represent a smaller percentage of all outstanding shares of common stock and the equity received from the conversion of the convertible notes and warrants will be less than the current value of the common stock. In addition, significant dilution of current stockholders’ common stock may depress the market value and price for such shares.

The convertible debentures have a term of three years, accrue interest at 10% and are convertible into our common stock at a price per share equal to the lesser of (a) $0.65 per share, or (b) an amount equal to eighty-five percent (85%) of the lowest volume weighted average price of our common stock for the 15 trading days immediately preceding the conversion date as quoted by Bloomberg, LP, subject to certain anti-dilution adjustments that could reduce the conversion price to any lower price at which we issue or become obligated to issue any common stock (see “Convertible Debenture Financing”).  By way of example, assuming conversion of the debentures took place on December 8, 2006, at which time there were 23,882,498 shares outstanding, if the holders of the convertible debentures converted at the base fixed conversion price of $0.65, the 1,623,077 shares of common stock issuable upon such conversion would represent 6.4% of the common stock outstanding after conversion.  If, however, 85% of the lowest volume weighted average price of the common stock during the 15 trading days immediately preceding the date of conversion was below $0.65, the shares of common stock issuable would be greater, representing an even greater percentage of our common stock outstanding after conversion.

The senior secured convertible notes are convertible at the option of the holders into shares of our common stock at an initial conversion price of approximately $1.40 per share, subject to certain anti-dilution adjustments that could reduce the conversion price to any lower price at which we issue or be come obligated to issue any common stock (see “Senior Secured Convertible Note Financing”).  Assuming again that conversion of the senior secured convertible notes took place on December 8, 2006, at which time there were 23,882,498 shares were outstanding, the following table sets forth the number of shares issuable on conversion and the percentage of our outstanding common stock that those shares would represent after conversion at the base fixed conversion price of $1.40 and reduced conversion prices of $1.20, $1.00, $0.80, $0.65 and $0.50.

Conversion Price	Number of Shares Issuable on Conversion of Senior Secured Convertible Notes	Percentage of Issued and Outstanding
$ 1.40	23,107,143	49.1
$ 1.20	26,958,333	53.1
$ 1.00	32,350,000	57.5
$ 0.80	40,437,500	62.9
$ 0.65	49,769,231	67.6
$ 0.50	64,700,000	73.0

On April, 2, 2007, we entered into a term sheet with the holders of the senior secured convertible notes to restructure the notes and related agreements to permit their early repayment. Provided the notes are repaid in full by May 31, 2007, we would pay the holders the $32.4 million principal balance plus $9.6 million of accrued interest and penalties. In addition, we would have the option of paying an additional $5.0 million in cash or by issuing the holders seven-year warrants to purchase up to 14,300,000 shares of the Company’s stock at a price equal to the lesser of the exercise price of the existing warrants and the Average Market Price of the Company’s common stock as of June 8, 2007.  In addition, the exercise price of the existing warrants would be adjusted to the lesser of $1.40 and the Average Market Price of the Company’s common stock as defined below, and the term sheet provides for their expiration date to be extended to seven years following the registration of at least 50% of the conversion shares under the notes.  The existing and additional warrants would not be subject to registration requirements.  Average Market Price is the average of the daily volume-weighted average price of the common stock over the preceding 20 trading days, but no greater than the average of the volume-weighted average price over the first three or last three days of that period. There is no assurance we can repay the senior secured convertible notes by May 31, 2007.

If we do not repay the notes in full by May 31, 2007, the principal balance of the notes would increase to $47.0 million, including accrued interest and penalties, and the conversion price of the notes and the exercise price of the existing warrants would be adjusted to the lesser of the then-current price and the Average Market Price of the Company’s common stock as of the date of the signing of a final agreement with the noteholders, the timing of which is uncertain at this time.  In addition, the existing warrants would be amended to extend the expiration date to seven years following the registration of at least 50% of the conversion shares under the notes.  The existing warrants would not be subject to registration requirements.

CERTAIN TERMS OF OUR SENIOR SECURED CONVERTIBLE NOTES AND CONVERTIBLE DEBENTURES COULD PREVENT OR DETER A THIRD PARTY FROM ACQUIRING US OR OTHER SIMILAR TRANSACTIONS EVEN WHERE THE ACQUISITION OR OTHER TRANSACTION COULD BE BENEFICIAL TO YOU.

We cannot enter into or be party to any “Fundamental Transaction” or any “Change of Control” (as defined in the senior secured convertible notes and convertible debentures, respectively) unless the successor entity assumes in writing all of our obligations under the senior secured convertible notes without triggering redemption provisions allowing conversion of the notes for a price of 120% or more of the principal amount of the senior secured convertible notes. These transactions include (i) mergers, (ii) dispositions of all or substantially all of our assets, (iii) purchases, tender or exchange offers by third parties, (iv) transactions whereby such other person acquires more than 50% of the outstanding shares of voting stock of the Company; and (v) reorganizations, recapitalizations or reclassifications of our common stock.  Even if such a transaction would be beneficial to the Company or its shareholders, these restrictions and triggers may prevent or deter our board of directors or a third party from pursuing it.  See also the discussion in the risk factor above regarding our debt restructuring.

WE ARE NOT CURRENT IN OUR REPORTING REQUIREMENTS AND WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD, WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. We did not file this Annual Report on Form 10-KSB within the time permitted and until its filing, we were not current in our reporting requirements.  In addition, if we fail to remain current on our future reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

OUR COMMON STOCK IS TRADED ON THE OTC BULLETIN BOARD AND COULD BE SUBJECT TO EXTREME VOLATILITY.

Our common stock is currently quoted on the OTC Bulletin Board, which is characterized by low trading volume. Because of this limited liquidity, stockholders may be unable to sell their shares. The trading price of our shares has from time to time fluctuated widely and may be subject to similar fluctuations in the future. The trading price of our common stock may be affected by a number of factors, including events described in the risk factors set forth in this Annual Report on Form 10-KSB, as well as our operating results, financial condition, announcements of drilling activities, general conditions in the oil and gas exploration and development industry, and other events or factors. In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock.

OUR COMMON STOCK IS SUBJECT TO THE “PENNY STOCK” RULES OF THE SECURITIES AND EXCHANGE COMMISSION AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

·

that a broker or dealer approve a person’s account for transactions in penny stocks; and

·

the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

·

obtain financial information and investment experience objectives of the person; and

·

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

·

sets forth the basis on which the broker or dealer made the suitability determination; and

·

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Item 2.

Description of Property

Principal Executive Offices

Our principal executive offices are located at the following address:

112 E. Oak Street
Suite 200
Palestine, TX 75801
Our telephone number is (903) 723-0395

On a typical oil or gas well, the legal rights to use of the real estate are subdivided and variously allocated.  The land use or “surface rights” are almost always retained by the property owner, and used for their normal purposes, such as grazing of animals, farming, or, in rare cases, residential or commercial building sites.  The rights to extract minerals from below the “surface” are identified as mineral rights and are the primary assets typically being leased (or in rare cases, purchased) by the oil companies.  The minerals, as they are extracted and then sold, generate revenues.  This revenue stream, or “gross revenue,” is the subject of several financial charges, allocations and splits, depending upon the lease agreement.  A percentage of these gross revenues may be immediately assessed, before any costs of extracting the minerals are deducted.  This assessment is defined as an “overriding” royalty to signify that no deductions are allowed in its calculation.  The mineral rights owner normally retains this form of royalty.

Once the overriding royalties have been assessed, what remains is termed the net revenue interest (“net” of all overriding charges) and establishes the operating basis for the well or the “working interest.”  The working interest encompasses 100% of what remains after all royalties have been paid and is generally shared in some proportion with the actual providers of services at the well site (“operators”) and other investors or oil companies seeking to exploit and profit form the well.  The working interest bears all of the costs of operations, and only after this overhead has been deducted can the working interest owners determine if they have made a profit or sustained a loss.  Allocation of capital expenditures at the well site are determined by the operator’s agreement and any agreements among the working interest partners, such that drilling expenses, pump jacks, storage tanks, hook-ups to natural gas pipelines and similar one-time outlays are recovered or amortized by proceeds from the working interest revenues.

The following discussion regarding our properties should also be read in conjunction with the consolidated financial statements and notes thereto.

Anderson County, Freestone County and Jones County, Texas

In July 2006, we purchased a 90% interest in the mineral rights, royalties and leases pertaining to the oil, gas and liquid hydrocarbons, excluding coal and lignite, covering 27,557 gross acres (22,682 net acres) in Anderson, Freestone and Jones Counties in East Texas for $17.7 million cash and 1,500,000 shares of our common stock.  For additional details concerning the terms of the purchase of this property, see “Item 6. Management’s Discussion and Analysis or Plan of Operation – Overview” for additional information on the Anderson County, Freestone County and Jones County acquisition.  We estimate that the property will accommodate as many as 200 oil and gas wells over the next 10 years.  The property currently generates annual royalties for us of approximately $0.1 million from existing oil and gas wells on portions of the property leased to third party oil and gas companies. The Company has budgeted approximately $5.0 million for drilling over the twelve months, subject to the availability of funds. See “Liquidity and Capital Resources” for information on funds availability in Part II, Item 6, of this annual report on Form 10-KSB.

Of the 10% interest in the mineral rights not owned by the Company, a 4% interest is owned by Roboco, a private company owned 1/3 by Michael S. Studdard, 1/3 by George D. Barnes and 1/3 by Tom J. Temples.  Michael S. Studdard was appointed our President and a director, George D. Barnes was appointed our Vice President of Operations and a director, and Tom J. Temples was appointed our Vice President of Exploration and Production on August 21, 2006.  The remaining 6% interest is owned by an unrelated party.  Overriding royalty interests totaling 5% of all oil and gas to be produced from wells drilled by us and from any wells drilled for us or in which we participate after July 26, 2006 on our Anderson, Freestone and Jones Counties property were granted as follows: 2% to George D. Barnes, JoAnn Barnes, H.E. (Buster) Barnes and LaDeena Smith (each as to an undivided ¼ interest); and 3% to Roboco.

On most of these properties, we acquired ownership rights to the sub-surface minerals identified as hydrocarbon in nature.  Gold and other precious metals are excluded from the rights acquired.  In addition, on all of these properties, we became the operator and the owner of 90% of the working interest, except for the portions of the property leased to third party oil and gas companies.  Under these conditions, we have the economic ability to lease the extraction and development rights on our hydrocarbon zones to third parties, retaining a royalty interest ranging from 0.27% to 18.75% of production while not being responsible for any of the expenses.  Alternatively, we also have the economic ability to develop the wells ourselves and not to lease the property to any third party.  At December 31, 2006, the portions of the property that are not leased to third parties are not producing revenue. On November 1, 2006, we signed a three-year Lease and a Joint Operating Agreement with Marathon Oil Company (“Marathon”) granting Marathon the right to explore and develop approximately 9,000 acres of the Company’s mineral property in Freestone County, Texas. The agreements give Marathon the right to drill oil and gas wells and develop the property in zones below approximately 8,500 feet, and the right to participate with the Company in drilling and developing zones above approximately 8,500 feet as to a 50% working interest.

Polk County, Texas

In January 2006, we entered into an agreement to purchase from an unrelated party an 87.5% working interest (a 65.625% net revenue interest) in a 40-acre oil and gas lease on the Upper Gulf Coast, located in Polk County eight miles north of Livingston, Texas, for $0.1 million cash.  In 2006, we re-entered a 12,450-foot deep Woodbine Sand formation well on the prospect and successfully restimulated it in July 2006. Through December 31, 2006, the Company had capitalized $2.1 million, which includes acquisition, exploration and accrued retirement liability costs.

Stabilized rates from the well indicate an average production of 120 barrels of oil per day and 250,000 cubic feet of gas per day with a flowing tubing pressure of 1,600 pounds per square inch on a 10/64ths choke.

The operator is Rodessa Operating Company, a company unaffiliated with us.  Expenses and income after royalties totaling 25% are allocated among unaffiliated working interest owners in proportion to their working interests.

Asphalt Ridge Tar Sands, Utah

In December 2005, we purchased leases covering approximately 1,900 acres in the Asphalt Ridge Tar Sands project near Vernal, Utah from an unrelated party for $100,000 cash and a 5% overriding royalty interest. The property is located within the largest bituminous sandstone deposit in the Uinta Basin. The oil-saturated sands in the Mesa Verde Group and the Duchesne River Formation have been identified at varying depths from the surface to over 1,500 feet below the surface.  In March 2006, we invested in a corporation, Wentworth Oil Sands, Inc. (now named Redrock Oil Sands, Inc., “Redrock”), with Petromax Technologies LLC to develop technology to extract oil from the tar sands.  Under the agreement, the Company issued to Petromax 200,000 shares of its common stock valued at $0.4 million and options to purchase 300,000 shares of our common stock at $1.25 per share. The Company also contributed to Redrock the Company’s Asphalt Ridge Tar Sand leases near Vernal, Utah, for which the Company paid $0.1 million. We own 2.5 million shares of Redrock, which represent 23.5% of Redrock’s issued and outstanding common shares.  The Company accounted for this transaction as an equity investment.  Redrock ceased use of the Petromax technology when it proved commercially unviable.  Petromax has since agreed with us to exchange its 200,000 shares and 300,000 options in our common stock for a lesser position of 100,000 shares and 150,000 options to purchase common stock at $1.50 per share, respectively, subsequent to year end. Based on the cessation of the use of the Petromax technology, management believes that the Company’s book value on this investment should be written down by $0.6 million to zero. Redrock entered into a technology licensing agreement with TDI Technology, Inc. pursuant to which Redrock is funding the further development and testing of TDI’s processing technology for the extraction of bitumen from oil sands.  TDI’s processing technology has not been used or tested for the commercial extraction of bitumen.  Redrock plans to continue its research into tar sands extraction and production technologies and develop its leasehold interests. See additional information regarding Redrock in Note 5, “Oil and Gas Properties and Investments,” in the Notes to the Consolidated Financial Statements.

Oil and Gas Operations

Delivery Commitments

We are not obligated to provide oil or gas in fixed quantities or at fixed prices under existing contracts.

We completed the sale of our interests in our Archer County, Wichita County, Pecos County and McMullen County oil and gas properties in December 2006. Because of their relatively small size and low production levels, and because the properties are scattered across north-central, western and southern Texas, we concluded that these properties might not be economic and would detract management from the opportunities on our largely contiguous 27,557 gross acres on our Anderson County, Freestone County and Jones County property in East Texas. For additional information on our disposition of these properties, see Item 6, “Management’s Discussion and Analysis or Plan of Operations – Divesting Less Valuable Assets.”

Disclosure Regarding Forward-Looking Statements and Cautionary Statements

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our business and growth strategies, anticipated trends in our business and our future results of operations, market conditions in the oil and gas industry, our ability to make and integrate acquisitions, the outcome of litigation, if any, and the impact of governmental regulation. Any statements contained herein that are not statements of historical fact may be deemed forward-looking statements.   Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  Wentworth Energy, Inc. (the “Company” and sometimes “we,” “us,” “our” and derivatives of such words) undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

•	failure to obtain, or a decline in, oil or gas production, or a decline in oil or gas prices,
•	incorrect estimates of required capital expenditures,
•	increases in the cost of drilling, completion and gas collection or other costs of production and operations,
•	an inability to meet growth projections, and
•

other risk factors set forth under “Risk Factors” in this annual report. In addition, without limiting the foregoing, the words “believe,” “anticipate,” “may,” “could,” “will,” “when,” “estimate,” “continue,” “anticipate,” “plan” “intend,” “expect” and similar expressions, as they relate to Wentworth Energy, our business or our management, are intended to identify forward-looking statements.

Supplemental Information

The table below presents supplemental information from the Company’s Oil and Gas operations.

Capitalized Costs Relating to Oil and Gas Producing Activities:

	December 31, 2006	December 31, 2005
Unproved oil and gas properties	$ 10,456,431	$ 609,301
Proved oil and gas properties	20,847,589	-
Proved oil and gas royalties	353,888	-
Support equipment and facilities	1,962,500	-
Less accumulated depreciation, depletion, amortization and valuation allowances	(318,549)	(312,200)
Net capitalized costs	$33,301,859	$ 297,101

Accumulated depreciation, depletion, amortization and valuation allowances include impairment costs of $204,713 and $312,200 respectively for December 31, 2006 and December 31, 2005.  There are no net capitalized costs from the Company’s share of equity method investees.

 Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities:

	Year ended December 31, 2006	Year ended December 31, 2005
Property acquisition costs
Proved	$18,517,077	$ -
Unproved, net of proceeds of sale	12,582,054	49,674
Unproved oil and gas royalties	353,888	-
Total acquisition costs	31,453,019	49,674
Exploration costs	2,478,585	168,167
Development costs	833,230	-
Asset retirement costs	220,880	189,000

Results of Operations for Oil and Gas Producing Activities:

	Year ended December 31, 2006	Year ended December 31, 2005
Oil and gas sales	$176,178	$29,673
Gain on sale of oil and gas properties	173,053	-
Total Revenue	349,231	29,673

Production costs	136,007	46,478
Exploration costs	56,390	10,000
Depreciation, depletion and amortization	113,836	-
Impairment of oil and gas properties	204,713	312,200
Total oil and gas expense	510,946	368,678

Net loss oil and gas operations	(161,715)	(339,005)
Income tax expense	-	-
Results of operations for oil and gas producing activities (excluding corporate overhead and finance costs)	$(161,715)	$(339,005)

Reserve Information

The following estimates of proved and proved developed reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of the Company’s reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company’s reserves are located in the United States.

Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.

The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent a year to reflect the estimated timing of the future cash flows.

	Oil (Bbls)	Gas (Mcf)
Proved developed and undeveloped reserves
Beginning of year	0	0
Purchased of minerals in place	299,200	18,897,700
Extension and discoveries	2,600	870,100
Production (bbls & mcf)	(71)	(10,822)
Sales of minerals in place	0	0
End of year	301,729	19,756,978

	Oil (Bbls)	Gas (Mcf)
Proved developed reserves
Beginning of year	0	0
End of year	301,800	19,767,800

Standardized Measure of Discounted Future Net Cash Flows at December 31, 2006
Future cash inflows	$122,521,573
Future production costs	(9,189,915)
Future development costs	(22,038,248)
Future income tax expenses	(12,081,376)
Future net cash flows	79,212,034
10% annual discount for estimated timing of cash flows	(27,780,335)
Standardized measures of discounted future net cash flows relating to proved oil and gas reserves	$51,431,699

The reconciliation of change in the standardized measure of discounted future net cash flow during 2006 is not applicable due to the fact that there is no prior year reserves report.

Item 3.

Legal Proceedings

We are not aware of any proceedings contemplated by a governmental authority.  We are party to litigation as follows:

On April 10, 2006, PIN Financial LLC initiated a lawsuit against us in U.S. Southern District Court of New York in which PIN Financial LLC claimed commissions totaling $150,000 in cash and 230,769 shares of our common stock with respect to our January 2006 issuance of $1.5 million of convertible debentures to Cornell Capital Partners, LP.  Cornell Capital Partners, LP and we deny and dispute the claim and we will aggressively defend the action.  Discovery in the case has commenced and is continuing.

On May 24, 2006, we initiated a lawsuit in the District Court of Tarrant County, Texas, against KLE Mineral Holdings, LLC (“KLE”) of Lexington, Kentucky for the recovery of $118,000 of deposits and interest, attorney’s fees, costs and such other relief to which we may be entitled. The claim arose as a result of KLE’s failure to refund, as agreed, $118,000 of option payments made by us in 2005 in connection with certain coal mineral interests in the Hazard Coal District in eastern Kentucky.  KLE made a motion to dismiss the lawsuit, and in August 2006, the presiding judge denied KLE’s motion to dismiss. In March 2007, the Company’s request for a summary judgment on this matter was denied.

On September 25, 2006, Utah Oil Sands, Inc. commenced a lawsuit against us, our Chief Executive Officer, John Punzo, and our director, Roger Williams, in the Los Angeles Superior Court relating to our refusal to purchase certain tar sands leases in Utah in consideration of 1,000,000 shares of our common stock.  We claimed the leases were not as represented and terminated the purchase agreement in November 2005.  The lawsuit seeks our issuance to Utah Oil Sands, Inc. of a total of 5,900,000 shares of our common stock, cash royalties of 8% of any revenue from the Asphalt Ridge Tar Sands property transferred by us to Redrock Oil Sands, Inc. in March 2006, additional shares of our common stock equal to the difference between a 12% royalty and the 8% cash royalty claimed, cash damages equal to 5,800,000 shares multiplied by the highest price per share at which our shares traded publicly between the date the shares were to be issued and the date of judgment under the lawsuit, additional cash damages of $5.5 million, and unspecified punitive damages and attorneys’ fees and costs.  We have filed an answer and cross complaint for the return of 100,000 shares issued to Utah Oil Sands, Inc. previously.  We deny and dispute Utah Oil Sands, Inc.’s claims and we are vigorously defending ourselves.

We are a party to legal actions that arise in the ordinary course of our business. Based in part on consultation with legal counsel, we believe that (i) the liability, if any, under these claims will not have a material adverse effect on us, and (ii) the likelihood that the liability, if any, under these claims is material is remote.

Item 4.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

Part II

Item 5.

Market for Common Equity and Related Stockholder Matters

Market Information

Commencing January 4, 2006, our common stock is quoted on the OTC Bulletin Board under the symbol “WNWG.”  Prior to that, our common stock first began quotation on the Pink Sheets on June 24, 2004. The following tables set forth the high and low bid information for our common stock for each quarter within the last two fiscal years.

Quarter Ended	High Bid Price [1]	Low Bid Price [1]
March 31, 2005	$0.06	$0.05
June 30, 2005	$2.00	$1.95
September 30, 2005	$2.00	$0.50
December 31, 2005	$1.33	$0.50
March 31, 2006	$4.99	$0.51
June 30, 2006	$5.58	$1.80
September 30, 2006	$2.70	$0.83
December 31, 2006	$2.10	$0.96

1.

Source: http://quotes.nasdaq.com.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of April 10, 2007, we had 119 stockholders of record, and an unknown number of additional holders whose stock is held in “street name.”

Dividends

No dividends have been declared or paid on our securities, and we do not anticipate that any dividends will be declared or paid in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans and Individual Compensation Arrangements

The following table shows information as of December 31, 2006 with respect to each equity compensation plan and individual compensation arrangements under which our equity securities are authorized for issuance to employees or non-employees.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	Nil	Nil	n/a
Equity compensation plans not approved by security holders	14,813,500	$1.28	n/a
Total	14,813,500	$1.28	n/a

Recent Sales of Unregistered Securities

The following table describes all securities we issued within the past three years without registering the securities under the Securities Act.

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (U)(V)
22-Feb-05	Common stock	2,000,000	Firemark Capital, LLC	2,000	Cash (A)	Sec. 4(2)
15-Mar-05	Common stock	625,000	Paradigm Process Inc.	6,250	Cash (A)	Reg. S
15-Mar-05	Common stock	625,000	USGL Holdings Inc.	6,250	Cash (A)	Sec. 4(2)
15-Mar-05	Common stock	100,000	Peter Henricsson	1,000	Services (A)(B)	Reg. S
15-Mar-05	Common stock	500,000	Fay Russell	5,000	Cash (A)	Sec. 4(2)
15-Mar-05	Common stock	750,000	Biarritz Productions Inc.	7,500	Cash (A)	Reg. S
15-Mar-05	Common stock	500,000	LNG Consulting	5,000	Cash (A)	Sec. 4(2)
24-Mar-05	Common stock	2,385,000	Various	Nil	2:1 stock split	n/a
20-Apr-05	Common stock	50,000	Daniel Leonard	12,500	Services (C)	Sec. 4(2)
12-May-05	Common stock	96,000	556369 BC Ltd.	96	Stock (D)	Reg. S
12-May-05	Common stock	220,000	Alan Sedgwick	220	Stock (D)	Reg. S
12-May-05	Common stock	20,000	Atlantic Contractors Ltd.	20	Stock (D)	Reg. S
12-May-05	Common stock	20,000	Russell Shiels	20	Stock (D)	Reg. S
12-May-05	Common stock	40,000	Calderan Ventures Ltd.	40	Stock (D)	Reg. S
12-May-05	Common stock	220,000	USGL Holdings Inc.	220	Stock (D)	Reg. S
12-May-05	Common stock	96,000	Christopher J. Wensley	96	Stock (D)	Reg. S
12-May-05	Common stock	40,000	Daryl Pollock	40	Stock (D)	Reg. S
12-May-05	Common stock	20,000	Debbie Gyles	20	Stock (D)	Reg. S
12-May-05	Common stock	40,000	Finn R. Ronne	40	Stock (D)	Reg. S
12-May-05	Common stock	40,000	Jeff A. Goodwin	40	Stock (D)	Reg. S
12-May-05	Common stock	192,000	James D. Romano	192	Stock (D)	Reg. S
12-May-05	Common stock	20,000	John Pyle	20	Stock (D)	Reg. S
12-May-05	Common stock	116,000	Malcolm Bell	116	Stock (D)	Reg. S
12-May-05	Common stock	8,000	Mark E. Atha	8	Stock (D)	Sec. 4(2)
12-May-05	Common stock	120,000	PB Energy Partners Ltd	120	Stock (D)	Reg. S
12-May-05	Common stock	8,000	Roger J. Latta	8	Stock (D)	Reg. S
12-May-05	Common stock	40,000	Wallace Family Trust	40	Stock (D)	Reg. S
12-May-05	Common stock	60,000	665305 BC Ltd.	60	Stock (D)	Reg. S
6-Jun-05	Common stock	50,000	Sea Ridge Enterprises	12,500	Debt settled (E)	Reg. S
6-Jun-05	Common stock	40,000	Antonio Fiorino	10,000	Cash	Reg. S
6-Jun-05	Common stock	20,000	Ernest Rassi	5,000	Cash	Reg. S
6-Jun-05	Common stock	40,000	Paula Romano	10,000	Cash	Sec. 4(2)
6-Jun-05	Common stock	30,000	Christopher Wensley	7,500	Cash	Reg. S
6-Jun-05	Common stock	30,000	Lori Young	7,500	Cash	Reg. S
6-Jun-05	Common stock	20,000	Star of Texas Energy	5,000	Cash	Sec. 4(2)

6-Jun-05	Common stock	80,000	Gino Punzo	20,000	Cash	Reg. S
6-Jun-05	Common stock	10,000	Dean Punzo	2,500	Cash	Reg. S
6-Jun-05	Common stock	4,000	John Mangion	1,000	Cash	Reg. S
6-Jun-05	Common stock	4,000	Julia Zuzek	1,000	Cash	Reg. S
6-Jun-05	Common stock	2,000	Carmine Amorelli	500	Cash	Reg. S
6-Jun-05	Common stock	20,000	Gennaro Loverro	5,000	Cash	Reg. S
6-Jun-05	Common stock	4,000	Gary Francis Blackburn	1,000	Cash	Reg. S
6-Jun-05	Common stock	1,000	Sabato Risi	250	Cash	Reg. S
6-Jun-05	Common stock	2,000	Sabato Delli Santi	500	Cash	Reg. S
6-Jun-05	Common stock	40,000	Amorelli Investment Ltd	10,000	Cash	Reg. S
6-Jun-05	Common stock	2,000	Rosetta Petra	500	Cash	Reg. S
6-Jun-05	Common stock	12,000	Bradley Bucoviz	3,000	Cash	Reg. S
6-Jun-05	Common stock	8,000	Rodney Roemer	2,000	Cash	Reg. S
6-Jun-05	Common stock	8,000	Charlene Steward	2,000	Cash	Reg. S
6-Jun-05	Common stock	4,000	Liseta Tuna	1,000	Cash	Reg. S
6-Jun-05	Common stock	15,000	Domingos Nunes	3,750	Cash	Reg. S
6-Jun-05	Common stock	40,000	John A. Thiessen	10,000	Cash	Reg. S
6-Jun-05	Common stock	10,000	Dean Punzo	2,500	Cash	Reg. S
6-Jun-05	Common stock	20,000	Steven Punzo	5,000	Cash	Reg. S
6-Jun-05	Common stock	10,000	Aron Zipursky	2,500	Cash	Reg. S
6-Jun-05	Common stock	12,000	Raymond Paisi	3,000	Cash	Reg. S
6-Jun-05	Common stock	6,000	Walter Kuettel	1,500	Cash	Reg. S
6-Jun-05	Common stock	30,000	Antonio Punzo	7,500	Cash	Reg. S
6-Jun-05	Common stock	10,000	Adriana Vescovi	2,500	Cash	Reg. S
6-Jun-05	Common stock	20,000	Giovanni Bardaro	5,000	Cash	Reg. S
6-Jun-05	Common stock	20,000	Vince Bardaro	5,000	Cash	Reg. S
6-Jun-05	Common stock	20,000	Linda Bardaro	5,000	Cash	Reg. S
6-Jun-05	Common stock	12,000	Lidia Ranallo	3,000	Cash	Reg. S
6-Jun-05	Common stock	20,000	Vincent Scali	5,000	Cash	Reg. S
6-Jun-05	Common stock	10,000	Giuseppe Barillaro	2,500	Cash	Reg. S
6-Jun-05	Common stock	10,000	Robert Prasloski	2,500	Cash	Reg. S
6-Jun-05	Common stock	20,000	Ernesto Punzo	5,000	Cash	Reg. S
6-Jun-05	Common stock	10,000	Antonio Punzo	2,500	Cash	Reg. S
6-Jun-05	Common stock	20,000	Cindi Holt	5,000	Cash	Reg. S
6-Jun-05	Common stock	80,000	Sea Ridge Enterprises	20,000	Cash	Reg. S
6-Jun-05	Common stock	12,000	Richard T. Samuelson	3,000	Cash	Reg. S
6-Jun-05	Common stock	80,000	Darrel Fry	20,000	Cash	Reg. S
6-Jun-05	Common stock	8,000	Mervyn Fry	2,000	Cash	Reg. S
6-Jun-05	Common stock	20,000	Ernest Rassi	5,000	Cash	Reg. S
6-Jun-05	Common stock	30,000	Paulo Rubino	15,000	Bonus (F)	Reg. S
6-Jun-05	Common stock	17,857	Alan Sedgwick	12,500	Services (G)	Reg. S
4-Aug-05	Common stock	6,000	Dr John A. Thiessen Inc	1,500	Bonus (H)	Reg. S
4-Aug-05	Common stock	40,000	Caren Holtby	40	Stock (D)	Reg. S
4-Aug-05	Common stock	40,000	Nautilus Capital Corp.	40	Stock (D)	Reg. S
4-Aug-05	Common stock	20,000	Derek Lanser	20	Stock (D)	Reg. S
4-Aug-05	Common stock	20,000	Patrick Forseille	20	Stock (D)	Reg. S
4-Aug-05	Common stock	20,000	Sandra Burnett	20	Stock (D)	Reg. S
4-Aug-05	Common stock	40,000	Admiralty Fund Ltd.	40	Stock (D)	Reg. S
4-Aug-05	Warrants	120,000	Kelburn Corporation	nil	n/a	Reg. S
4-Aug-05	Common stock	120,000	Kelburn Corporation	90,000	Cash	Reg. S
4-Aug-05	Common stock	400,000	Warrior Capital, LLC	100,000	Services (I)	Sec. 4(2)
4-Aug-05	Common stock	20,833	Crosscheck Capital, LLC	5,208	Services (J)	Sec. 4(2)
4-Aug-05	Common stock	15,000	Barry Forward	3,750	Services (K)	Reg. S
4-Aug-05	Common stock	9,000	Daniel Leonard	6,750	Services (L)	Sec. 4(2)
1-Sep-05	Common stock	(500,000)	Fay Russell	(5,000)	Cancellation	n/a
13-Sep-05	Common stock	100,000	Kelburn Corporation	25,000	Origination fee (M)	Reg. S
13-Sep-05	Common stock	41,667	Crosscheck Capital, LLC	10,417	Services (N)	Sec. 4(2)
13-Sep-05	Common stock	15,000	Barry Forward	3,750	Services (O)	Reg. S
13-Sep-05	Common stock	6,000	Daniel Leonard	7,140	Services (P)	Sec. 4(2)
28-Sep-05	Common stock	8,000	James B. Speers Jr.	6,480	Asset	Sec. 4(2)
28-Sep-05	Common stock	1,000	James B. Speers III	810	Asset	Sec. 4(2)
28-Sep-05	Common stock	500	John M. Speers	405	Asset	Sec. 4(2)
28-Sep-05	Common stock	500	Amy M. Green	405	Asset	Sec. 4(2)
31-Oct-05	Common stock	80,000	Gino Punzo	20,000	Consultant's fee (Q)	Reg. S
3-Nov-05	Common stock	100,000	Steve Powers	83,000	Consultant's fee (R)	Sec. 4(2)
30-Dec-05	Common stock	207,000	Bentley Corporation	103,500	Cash	Reg. S
30-Dec-05	Warrants	207,000	Bentley Corporation	nil	n/a	Reg. S
30-Dec-05	Common stock	10,000	Bradley Johnson	5,000	Cash	Reg. S
30-Dec-05	Warrants	10,000	Bradley Johnson	nil	n/a	Reg. S
30-Dec-05	Common stock	583,524	Coach Capital LLC	291,762	Cash	Sec. 4(2)
30-Dec-05	Warrants	583,524	Coach Capital LLC	nil	n/a
30-Dec-05	Common stock	400,000	Kelburn Corporation	200,000	Cash	Reg. S
30-Dec-05	Warrants	400,000	Kelburn Corporation	nil	n/a

30-Dec-05	Common stock	11,000	Will Kells	5,500	Cash	Reg. S
30-Dec-05	Warrants	11,000	Will Kells	nil	n/a
30-Dec-05	Common stock	10,000	Dick Leung	5,000	Cash	Reg. S
30-Dec-05	Warrants	10,000	Dick Leung	nil	n/a
30-Dec-05	Common stock	46,230	James O'Callaghan	23,115	Cash	Reg. S
30-Dec-05	Warrants	46,230	James O'Callaghan	nil	n/a
30-Dec-05	Common stock	20,000	Steve Sanders	10,000	Cash	Reg. S
30-Dec-05	Warrants	20,000	Steve Sanders	nil	n/a
30-Dec-05	Common stock	10,000	Ravdeep Sidhu	5,000	Cash	Reg. S
30-Dec-05	Warrants	10,000	Ravdeep Sidhu	nil	n/a
30-Dec-05	Common stock	10,000	Kevin Spence	5,000	Cash	Reg. S
30-Dec-05	Warrants	10,000	Kevin Spence	nil	n/a
30-Dec-05	Common stock	41,000	Karen Thiessen	20,500	Cash	Reg. S
30-Dec-05	Warrants	41,000	Karen Thiessen	nil	n/a	Reg. S
30-Dec-05	Common stock	10,000	Michael Yannacopoulos	5,000	Cash	Reg. S
30-Dec-05	Warrants	10,000	Michael Yannacopoulos	nil	n/a	Reg. S
9-Jan-06	Common stock	62,500	Crosscheck Capital, LLC	15,625	Investor relations services provided by the Purchaser valued at $15,625	Sec. 4(2)
9-Jan-06	Common stock	15,000	Barry Forward	3,750	Investor relations services provided by the Purchaser valued at $3,750	Reg. S
10-Jan-06	Common stock	100,000	Cornell Capital Partners, LP	64,000	Convertible Debentures commitment fee (W)	Sec. 4(2)
10-Jan-06	Common stock	7,758,000	Wentworth Energy, Inc.	7,758	Pledged as collateral for Convertible Debentures (W)	Sec. 4(2)
12-Jan-06	Warrants (W)	500,000	Cornell Capital Partners, LP	Nil	Warrants attached to Convertible Debentures	Sec. 4(2)
12-Jan-06	Warrants (W)	500,000	Cornell Capital Partners, LP	Nil	Warrants attached to Convertible Debentures	Sec. 4(2)
12-Jan-06	Warrants (W)	500,000	Cornell Capital Partners, LP	Nil	Warrants attached to Convertible Debentures	Sec. 4(2)
12-Jan-06	Convertible Debentures (W)	$1,500,000 in principal amount	Cornell Capital Partners, LP	1,500,000 (AA)	Cash	Sec. 4(2)
7-Mar-06	Common stock	5,000	Grant Bettingen, Inc.	5,850	Professional services fee in connection with our offering of Convertible Debentures (W)	Sec. 4(2)
7-Mar-06	Common stock	10,000	Greg Myers	11,700	Professional services fee in connection with our offering of Convertible Debentures (W)	Sec. 4(2)
7-Mar-06	Common stock	10,000	Larry Katz	11,700	Professional services fee in connection with our offering of Convertible Debentures (W)	Sec. 4(2)
7-Mar-06	Common stock	16,000	Glen Wallace	19,040	Accounting and consulting services provided by the Purchaser	Reg. S
7-Mar-06	Common stock	49,231	Paul Bornstein	32,000	Professional services fee in connection with our offering of Convertible Debentures (W)	Sec. 4(2)
7-Mar-06	Warrants	25,000	Paul Bornstein	Nil	Professional services fee in connection with our offering of Convertible Debentures (W)	Sec. 4(2)
1-May-06	Common stock	122,333	Paulo Rubino	183,500	Conversion of convertible debt	Reg. S
15-Jun-06	Common stock	684,615	Cornell Capital Partners, LP	445,000	Conversion of convertible debt	Sec. 4(2)
22-Jun-06	Common stock	125,000	Prophetic Limited	500,000	Private placement of units for cash	Reg. S
22-Jun-06	Warrants	125,000	Prophetic Limited	Nil	Warrants attached to units	Reg. S
28-Jun-06	Common stock	25,000	Rosanna Huber	6,250	Exercise of stock options for cash	Reg. S

28-Jun-06	Common stock	25,000	Severino Amorelli	6,250	Exercise of stock options for cash	Reg. S
28-Jun-06	Common stock	25,000	Daniel Leonard	6,250	Exercise of stock options for cash	Sec 4(2)
28-Jun-06	Common stock	125,000	Crosscheck Capital, LLC	236,250	Investor relations services provided by the Purchaser (S)	Sec. 4(2)
28-Jun-06	Common stock	30,000	Barry Forward	56,700	Public relations services provided by the Purchaser (T)	Reg. S
28-Jun-06	Common stock	200,000	Petromax Technologies, LLC	378,000	Equity investment	Sec. 4(2)
28-Jun-06	Stock options(BB)	300,000	Petromax Technologies, LLC	Nil	Equity investment	Sec. 4(2)
28-Jun-06	Common stock	120,000	Kelburn Corporation	90,000	Exercise of warrants for cash	Reg. S
28-Jun-06	Common stock	400,000	Kelburn Corporation	400,000	Exercise of warrants for cash	Reg. S
28-Jun-06	Common stock	207,000	Bentley Corporation	207,000	Exercise of warrants for cash	Reg. S
28-Jun-06	Common stock	583,524	Coach Capital LLC	583,524	Exercise of warrants for cash	Sec. 4(2)
4-Jul-06	Stock options (X)	350,000	Michael Studdard	Nil	Management services	Sec. 4(2)
4-Jul-06	Stock options (X)	350,000	George D. Barnes	Nil	Management services	Sec. 4(2)
4-Jul-06	Stock options (X)	350,000	Tom J. Temples	Nil	Management services	Sec. 4(2)
25-Jul-06	Senior Secured Convertible Notes (Y)	$20,000,000 in principal amount	Castlerigg Master Investments Ltd.	20,000,000 (Z)	Cash	Sec. 4(2)
25-Jul-06	Series A Warrants (Y)	28,571,429	Castlerigg Master Investments Ltd.	Nil	Warrants attached to Senior Secured Convertible Notes	Sec. 4(2)
25-Jul-06	Series B Warrants (Y)	10,000,000	Castlerigg Master Investments Ltd.	Nil	Warrants attached to Senior Secured Convertible Notes	Sec. 4(2)
25-Jul-06	Senior Secured Convertible Notes (Y)	$7,500,000 in principal amount	Cornell Capital Partners, LP	7,500,000 (Z)	Cash	Sec. 4(2)
25-Jul-06	Series A Warrants (Y)	10,714,286	Cornell Capital Partners	Nil	Warrants attached to Senior Secured Convertible Notes	Sec. 4(2)
25-Jul-06	Series B Warrants (Y)	3,750,000	Cornell Capital Partners	Nil	Warrants attached to Senior Secured Convertible Notes	Sec. 4(2)
25-Jul-06	Senior Secured Convertible Notes (Y)	$2,500,000 in principal amount	Highbridge International LLC	2,500,000 (Z)	Cash	Sec. 4(2)
25-Jul-06	Series A Warrants (Y)	3,571,429	Highbridge International LLC	Nil	Warrants attached to Senior Secured Convertible Notes	Sec. 4(2)
25-Jul-06	Series B Warrants (Y)	1,250,000	Highbridge International LLC	Nil	Warrants attached to Senior Secured Convertible Notes	Sec. 4(2)
25-Jul-06	Senior Secured Convertible Notes (Y)	$1,500,000 in principal amount	CAMOFI Master LDC	1,500,000 (Z)	Cash	Sec. 4(2)
25-Jul-06	Series A Warrants (Y)	2,142,857	CAMOFI Master LDC	Nil	Warrants attached to Senior Secured Convertible Notes	Sec. 4(2)
25-Jul-06	Series B Warrants (Y)	745,000	CAMOFI Master LDC	Nil	Warrants attached to Senior Secured Convertible Notes	Sec. 4(2)

25-Jul-06	Senior Secured Convertible Notes (Y)	$450,000 in principal amount	GunnAllen Financial, Inc.	450,000 (Z)	Investment banking fees in respect of the offering of Senior Secured Convertible Notes	Sec. 4(2)
25-Jul-06	Series A Warrants (Y)	642,857	GunnAllen Financial	Nil	Warrants attached to Senior Secured Convertible Notes	Sec. 4(2)
25-Jul-06	Series B Warrants (Y)	225,000	GunnAllen Financial	Nil	Warrants attached to Senior Secured Convertible Notes	Sec. 4(2)
25-Jul-06	Senior Secured Convertible Notes (Y)	$400,000 in principal amount	Sam Del Presto	400,000 (Z)	Consulting services in connection with the offering of Senior Secured Convertible Notes	Sec. 4(2)
25-Jul-06	Series A Warrants (Y)	571,429	Sam Del Presto	Nil	Warrants attached to Senior Secured Convertible Notes	Sec. 4(2)
25-Jul-06	Series B Warrants (Y)	200,000	Sam Del Presto	Nil	Warrants attached to Senior Secured Convertible Notes	Sec. 4(2)
25-Jul-06	Warrants	100,000	Sam Del Presto	Nil	Consulting services in connection with the offering of Senior Secured Convertible Notes	Sec. 4(2)
25-Jul-06	Warrants	371,429	GunnAllen Financial, Inc.	Nil	Investment banking fees in respect of the offering of Senior Secured Convertible Notes	Sec. 4(2)
25-Jul-06	Warrants	325,000	Ehrenkrantz King Nussbaum Inc. ITF John O'Brien	Nil	Placement agent fees in respect of the offering of Senior Secured Convertible Notes	Sec. 4(2)
25-Jul-06	Warrants	325,000	Ehrenkrantz King Nussbaum Inc. ITF Robert Nathan	Nil	Placement agent fees in respect of the offering of Senior Secured Convertible Notes	Sec. 4(2)
25-Jul-06	Warrants	650,000	Ehrenkrantz King Nussbaum Inc. ITF MFN LLC	Nil	Placement agent fees in respect of the offering of Senior Secured Convertible Notes	Sec. 4(2)
25-Jul-06	Warrants	210,000	Cole Business Development, LLC	Nil	Professional services in connection with the offering of Senior Secured Convertible Notes	Sec. 4(2)
25-Jul-06	Warrants	170,000	Cole Business Development, LLC	Nil	Professional services in connection with the offering of Senior Secured Convertible Notes	Sec. 4(2)
25-Jul-06	Warrants	180,000	KM Ward Inc.	Nil	Professional services in connection with the offering of Senior Secured Convertible Notes	Sec. 4(2)
25-Jul-06	Warrants	170,000	KM Ward Inc.	Nil	Professional services in connection with the offering of Senior Secured Convertible Notes	Sec. 4(2)
25-Jul-06	Warrants	10,000	Marc Lederer	Nil	Professional services in connection with the offering of Senior Secured Convertible Notes	Sec. 4(2)
25-Jul-06	Warrants	10,000	Marc Lederer	Nil	Professional services in connection with the offering of Senior Secured Convertible Notes	Sec. 4(2)

26-Jul-06	Common stock	625,000	George D. Barnes	1,326,000	Shares of Barnico Drilling, Inc.	Sec. 4(2)
26-Jul-06	Common stock	625,000	JoAnn Barnes	1,326,000	Shares of Barnico Drilling, Inc.	Sec. 4(2)
26-Jul-06	Common stock	625,000	H. E. Barnes	1,326,000	Shares of Barnico Drilling, Inc.	Sec. 4(2)
26-Jul-06	Common stock	625,000	LaDeena Barnes Smith	1,326,000	Shares of Barnico Drilling, Inc.	Sec. 4(2)
26-Jul-06	Common stock	1,500,000	Roboco Energy, Inc.	3,182,000	Anderson, Freestone and Jones Counties mineral rights	Sec. 4(2)
6-Sep-06	Common stock	200,000	John Punzo	100,000	Stock option exercise for cash	Reg. S
6-Sep-06	Common stock	357,143	Prophetic Limited	500,000	Private placement of units for cash	Reg. S
6-Sep-06	Warrants	746,429	Prophetic Limited	Nil	Warrants attached to units	Reg. S
6-Sep-06	Common stock	175,000	Cole Business Development, LLC	320,250	Professional services in connection with the Barnico acquisition	Sec. 4(2)
6-Sep-06	Common stock	75,000	KM Ward Inc.	137,250	Professional services in connection with the Barnico acquisition	Sec. 4(2)
6-Sep-06	Common stock	25,000	Glen Wallace	6,250	Stock option exercise for cash	Reg. S
6-Sep-06	Common stock	75,000	Glen Wallace	37,500	Stock option exercise for cash	Reg. S
6-Sep-06	Common stock	103,049	Ehrenkrantz King Nussbaum Inc. ITF John O'Brien	Nil	Cashless exercise of 325,000 warrants	Sec. 4(2)
6-Sep-06	Common stock	103,049	Ehrenkrantz King Nussbaum Inc. ITF Robert Nathan	Nil	Cashless exercise of 325,000 warrants	Sec. 4(2)
3-Oct-06	Common stock	20,000	Chris Dieterich	5,000	Stock option exercise for cash	Sec. 4(2)
3-Oct-06	Common stock	20,000	Daniel Giesy	5,000	Stock option exercise for cash	Sec. 4(2)
3-Oct-06	Common stock	54,000	Francis Ling	27,000	Stock option exercise for cash	Reg. S
3-Oct-06	Common stock	2,500	Daniel Leonard	1,250	Stock option exercise for cash	Sec. 4(2)
3-Oct-06	Common stock	75,000	Daniel Leonard	18,750	Stock option exercise for cash	Sec. 4(2)
3-Oct-06	Common stock	25,000	Gino Punzo	6,250	Stock option exercise for cash	Reg. S
21-Dec-06	Common stock	(200,000)	Petromax Technologies, LLC	(260,000)	Cancellation	Sec. 4(2)
21-Dec-06	Common stock	100,000	Petromax Technologies, LLC	130,000	Equity investment	Sec. 4(2)

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

(C)

On April 20, 2005, we issued 50,000 shares of our common stock in exchange for oil and gas consulting services provided to the Company by a vendor who accepted the shares in lieu of $13,000 in cash compensation.  The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as the sale was not made in a public offering and was made to an investor who had access to detailed information about the Company and was acquiring the shares for his own account.

(D)

Stock in Wentworth Oil & Gas, Inc.

(E)

The settled debt was a trade invoice dated February 15, 2005 in the amount of $13,000 for which the creditor agreed to accept shares of common stock valued at $0.25 per share.

(F)

On June 6, 2005, we issued 30,000 shares of our common stock as a bonus on a $0.2 million unsecured convertible loan advanced to the Company, in lieu of $15,000 in cash compensation.  The shares were issued under the exemption from registration provided by Regulation S of the Securities Act of 1933, as the sale was made to a person that was not a "U.S. person," as that term is defined under Regulation S, and that such person was not acquiring the shares for the account or benefit of a U.S. person. There was no public offer or solicitation involved, and there were no underwriters involved in the issuance.

(G)

On June 6, 2005, we issued 17,857 shares of our common stock in exchange for services in connection with a $0.2 million unsecured convertible loan advanced to the Company, in lieu of $13,000 in cash compensation.  The shares were issued under the exemption from registration provided by Regulation S of the Securities Act of 1933, as the sale was made to a person that was not a "U.S. person," as that term is defined under Regulation S, and that such person was not acquiring the shares for the account or benefit of a U.S. person. There was no public offer or solicitation involved, and there were no underwriters involved in the issuance.

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

(I)

On August 4, 2005, we issued 400,000 shares of our common stock in exchange for investor relations services provided to the Company by a vendor who accepted the shares in lieu of $0.1 million in cash compensation.  The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as the sale was not made in a public offering and was made to an investor who had access to detailed information about the Company and was acquiring the shares for its own account.

(J)

On August 4, 2005, we issued 20,833 shares of our common stock in exchange for investor relations services provided to the Company by a vendor who accepted the shares in lieu of $5,000 in cash compensation.  The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as the sale was not made in a public offering and was made to an investor who had access to detailed information about the Company and was acquiring the shares for its own account.

(K)

On August 4, 2005, we issued 15,000 shares of our common stock in exchange for public relations services provided to the Company by a vendor who accepted the shares in lieu of $4,000 in cash compensation.  The shares were issued under the exemption from registration provided by Regulation S of the Securities Act of 1933, as the sale was made to a person that was not a "U.S. person," as that term is defined under Regulation S, and that such person was not acquiring the shares for the account or benefit of a U.S. person. There was no public offer or solicitation involved, and there were no underwriters involved in the issuance.

(L)

On August 4, 2005, we issued 9,000 shares of our common stock in exchange for oil and gas consulting services provided to the Company by a vendor who accepted the shares in lieu of $7,000 in cash compensation.  The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as the sale was not made in a public offering and was made to an investor who had access to detailed information about the Company and was acquiring the shares for his own account.

(M)

On September 13, 2005, we issued 100,000 shares of our common stock as an origination fee on a $1.0 million unsecured convertible line of credit advanced to the Company, in lieu of $25,000 in cash compensation.   The shares were issued under the exemption from registration provided by Regulation S of the Securities Act of 1933, as the sale was made to a person that was not a "U.S. person," as that term is defined under Regulation S, and that such person was not acquiring the shares for the account or benefit of a U.S. person. There was no public offer or solicitation involved, and there were no underwriters involved in the issuance.

(N)

On September 13, 2005, we issued 41,667 shares of our common stock in exchange for investor relations services provided to the Company by a vendor who accepted the shares in lieu of $10,000 in cash compensation.  The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as the sale was not made in a public offering and was made to an investor who had access to detailed information about the Company and was acquiring the shares for its own account.

(O)

On September 13, 2005, we issued 15,000 shares of our common stock in exchange for public relations services provided to the Company by a vendor who accepted the shares in lieu of $4,000 in cash compensation.  The shares were issued under the exemption from registration provided by Regulation S of the Securities Act of 1933, as the sale was made to a person that was not a "U.S. person," as that term is defined under Regulation S, and that such person was not acquiring the shares for the account or benefit of a U.S. person. There was no public offer or solicitation involved, and there were no underwriters involved in the issuance.

(P)

On September 13, 2005, we issued 6,000 shares of our common stock in exchange for oil and gas consulting services provided to the Company by a vendor who accepted the shares in lieu of $7,000 in cash compensation.  The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as the sale was not made in a public offering and was made to an investor who had access to detailed information about the Company and was acquiring the shares for his own account.

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

(S)

On June 28, 2006, we issued 125,000 shares of our common stock in exchange for investor relations services provided to the Company by a vendor who accepted the shares in lieu of $0.2 million in cash compensation.  The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as the sale was not made in a public offering and was made to an investor who had access to detailed information about the Company and was acquiring the shares for its own account.

(T)

On June 28, 2006, we issued 30,000 shares of our common stock in exchange for public relations services provided to the Company by a vendor who accepted the shares in lieu of $57,000 in cash compensation.  The shares were issued under the exemption from registration provided by Regulation S of the Securities Act of 1933, as the sale was made to a person that was not a "U.S. person," as that term is defined under Regulation S, and that such person was not acquiring the shares for the account or benefit of a U.S. person. There was no public offer or solicitation involved, and there were no underwriters involved in the issuance.

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

(W)

On January 12, 2006, we entered into a series of agreements, set forth in a filing dated January 23, 2006, to sell to Cornell Capital Partners, LP, a total of $1,500,000 in convertible debentures, and 3 sets of warrants (500,000 shares each) having exercise prices at $0.60, $0.80 and $1.00, respectively, as discussed in this Registration Statement. Please see such discussion for additional terms. The notes and warrants were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, because the sale was not made in a public offering and was made to an investor who had access to detailed information about the Company and was acquiring the shares for its own account.

(X)

Stock options exercisable at $1.50 per share until June 15, 2009.

(Y)

On July 24, 2006, the Company issued senior secured convertible notes in the aggregate principal amount of $32,350,000 and warrants to purchase 46,214,287 shares of the Company’s common stock, as discussed in this Registration Statement. Please see such discussion for additional terms. The notes and warrants were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, because the sale was not made in a public offering and was made to investors who had access to detailed information about the Company and were acquiring the shares for their own account.

(Z)

We issued warrants to purchase a total of 3,521,429 shares of common stock as compensation for professional services provided in connection with the July 25, 2006 placement of senior secured convertible notes, as indicated in this table.

(AA) We paid Yorkville Advisors LLC, the general partner of Cornell Capital Partners, LP, $150,000 in connection with services provided by Yorkville in connection with this offering. Yorkville is not registered with the NASD and did not perform services of a broker-dealer.

Item 6.

Management’s Discussion and Analysis or Plan of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto referred to in “Item 7. Financial Statements” and “Items 1. and 2. Business and Properties — Disclosures Regarding Forward-Looking Statements” in this Annual Report on Form 10-KSB.

Overview and Plan of Operations

We are an oil and gas exploration, drilling and development company, engaging primarily in exploration, development, drilling and production of natural gas interests and crude oil in many Texas counties in 2006 including Anderson, Freestone, Jones, Polk, Archer, Wichita, Pecos and McMullen.  Our strategy for creation of shareholder value is three-fold: (a) develop low risk, high probability shallow wells on our properties; (b) lease out deeper zones of our properties – exploration and development which would otherwise require extensive capital – for royalty interests; and (c) dispose of, in an orderly manner, our smaller properties in order to concentrate our exploration and development effort in our newly acquired mineral property in Anderson, Freestone and Jones Counties.

Our strategy as described above was updated after two significant transactions in July 2006.  The first was the issuance of $32.4 million of senior secured convertible notes (the “Notes”), of which $31.5 was cash. In conjunction with the issuance of these Notes, the Company completed the purchase of a 90% mineral rights interest from Roboco Energy, Inc. (“Roboco”) contemporaneously with the acquisition of Barnico Drilling, Inc. (“Barnico”), an East Texas-based drilling contractor with two drilling rigs. Approximately $22.7 million of the $31.5 million cash from the Notes issuance was used to complete the Roboco/Barnico transaction, inclusive of mineral rights on two smaller areas, a Redlake unit and the Bracken properties ($0.9 million).  See Note 8, “Senior Secured Convertible Notes Payable,” and Note 9, “Convertible Debentures Payable,” to the Notes to the Consolidated Financial Statements for a more detailed description of the transaction.  See also “Liquidity and Capital Resources” below for updated information concerning financing.

Through December 31, 2006, the Company incurred approximately $2.4 million to develop this property and to complete our Polk County well purchased in January 2006 in which we own an 87.5% working interest. Unless we are successful in raising additional capital, we would not be able to meet our development goals over the next twelve months. See Liquidity and Capital Resources for information concerning our liquidity.

As of the July 26, 2006 acquisition of Barnico, the Company is no longer considered to be in the exploration stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises,” due to the acquisition of the established drilling company.

Because of the trend of increasing oil and gas prices over the last several years, there has been a significant increase in drilling activity, resulting in a high demand for drilling contractors.  We believe this demand has caused shortages in available drilling rigs and a significant increase in contract rates. The Barnico acquisition is expected to help us to control our drilling costs and meet our drilling schedule.  Before the acquisition, Barnico provided its services to third parties, but we intend to use Barnico’s drilling assets to develop our holdings where possible.  Before the Company’s acquisition of Barnico, our strategy was to acquire small well re-entry and well remediation prospects and rely on third-party drilling contractors to accomplish those efforts. Since the acquisition, we are deploying our drilling assets to develop shallow wells on our properties, and we intend to generate royalty income without significant capital expenditures by leasing deeper zones of our properties in exchange for royalty interests. To the extent we are unable to fully utilize both of Barnico’s drilling rigs on our own properties, we intend to contract out Barnico’s drilling services to third parties to offset some of our overhead costs.  It is not our intention to continue offering contract drilling services to third parties in the long term, and we anticipate that these contract drilling arrangements would cease by the end of 2007. As the results from our drilling program provide more information concerning the geological structure of our property, we expect to identify more drilling targets.

 Since the July 2006 acquisition of Barnico, a drilling company, Wentworth’s operations have been focused on two segments, drilling operations and oil and gas production. The drilling operations segment is engaged in land contract drilling of oil and natural gas wells. Its operations reflect revenues from the contracting of one of the Company’s two drilling rigs and crew to third parties until such time as the Company is prepared to utilize both rigs on its own properties. The oil and gas production segment effectively began active operations in 2006. The oil and gas segment is engaged in the development, acquisition and production of oil and natural gas properties. Management reviews and evaluates the segment operations separately, and anticipates that the contract drilling activities will diminish significantly over the next 12 months. The operations of both segments have focused primarily on East Texas counties during 2006. The accounting policies of the reportable segments are the same as those described in Note 2, “Significant Accounting Policies,” to the Notes to the Consolidated Financial Statements. Management’s evaluation of the segments is based upon income (loss) from operations. There was no contract drilling in 2005, and there were no active operations for the Company in 2004. See also Note 20, “Segment Information,” to the Notes to the Consolidated Financial Statements.)

As of December 31, 2006, we had a staff of 61 employees, most of whom are working on the drilling of the wells.

We believe significant opportunities are available to us given the experience of our management team, the properties we acquired, the acquisition of Barnico and continued strength in the price of oil and gas. During 2006, we made significant progress in pursuing our oil and gas exploration and development strategy, as highlighted by the following.

·

Acquisition of Exploration Properties

 On July 26, 2006, simultaneous with our acquisition of Barnico, we completed a mineral rights purchase covering 27,557 gross acres (22,682 net acres) located in Anderson, Freestone and Jones Counties, Texas, and began our drilling program in September 2006.  We have budgeted approximately $5.0 million for drilling through the end of 2007 subject to availability.  The cost of our drilling program, however, will vary depending upon the formations and depths we drill, and our success rate. Total consideration for the acquisition of the PDC Ball mineral rights and Barnico (“PDC Ball transaction”) was $22.7 million cash and 4.3 million common shares of our stock at a price of $2.18 per common share. Included in the shares tendered for the acquisition were 250,000 shares as a finder’s fee to unrelated third parties.  At December 31, 2006, this mineral rights acquisition had proved reserves.   See Note 23, “Reserve Information,” in the Notes to the Consolidated Financial Statements for information regarding our reserves.

The terms of this acquisition is more fully described above in “Overview and Plan of Operations.”

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

·

Polk County Production Activity

In January 2006, we entered into an agreement to purchase from an unrelated party an 87.5% working interest (a 65.6255% net revenue interest) in a 40-acre oil and gas lease on the Upper Gulf Coast, located in Polk County eight miles north of Livingston, Texas, for $0.1 million cash.  We re-entered a 12,450-foot deep Woodbine Sand formation well on the prospect and successfully restimulated it in July 2006. Through December 31, 2006, the Company had capitalized $2.2 million, which includes acquisition, exploration and accrued retirement liability costs. Stabilized rates from the well indicate an average production of 120 barrels of oil per day and 250,000 cubic feet of gas per day with a flowing tubing pressure of 1,600 pounds per square inch on a 10/64ths choke.   The Company expects to begin operating this well and is in the process of assessing remediation costs. Production is expected to commence in the second quarter of 2007.

The operator is Rodessa Operating Company, a company unaffiliated with us.  Expenses and income after royalties totaling 25% are allocated among unaffiliated working interest owners in proportion to their working interests.

·

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

We had incurred production costs of $134,000 and received revenue of $61,000 related to oil production on our Archer County and Wichita County leases during 2006.  We sold these properties together with the Pecos County and McMullen County properties to a related party purchaser, Green Gold Inc., who subsequently appointed one of our directors, Gordon C. McDougall, as its Chief Executive Officer. We sold the properties sold for $0.6 million, of which $0.3 million was received in cash and the remaining $0.3 million is to be paid to the Company pursuant to a promissory note secured by a mortgage on the properties.  The promissory note bears interest at 10% per year and is due in full on or before November 1, 2007.

·      Oil Sands Joint Venture

During the first quarter of 2006, our 23.5%-owned investee, Redrock (formerly Wentworth Oil Sands, Inc.) acquired the Asphalt Ridge Tar sand leases from us. Redrock intends to develop oil sands projects using proprietary hydrocarbon separation technology.  (For additional information, see “Item 2. Description of Properties - Asphalt Ridge Tar Sands”).  On September 20, 2006, Redrock ceased use of the Petromax technology and Petromax has since agreed with us to exchange its 200,000 shares and 300,000 options in our common stock for a lesser position of 100,000 shares and 150,000 options to purchase common stock at $1.50 per share, respectively, subsequent to the year end.  Based on the cessation of the use of the Petromax technology, management believes that the Company’s book value on this investment should be written down by $0.6 million to zero, and accordingly, we recognized this loss in our 2006 consolidated financial statements.

Results of Operations of the Company

Our future financial results depend largely on the following factors: (1) successful restructuring of our debt;

(2) discovery of adequate levels of hydrocarbons on our properties and the economic feasibility for their recovery; (3) access to additional funding to exploit properties; (4) the market price of oil and gas; and (4) timing of discoveries compared to the time it takes to get the hydrocarbons to market. There can be no assurance that we will be successful in each of these matters or that the prices for our production will be at an adequate level to return reasonable profits.

Dollars in thousands	2006	2005	$ change
REVENUE
Drilling	$ 2,865	$ -	$ 2,865
Oil and gas	176	30	146
Gain on sale	173	-	173
TOTAL REVENUES	3,214	30	3,184

OPERATING COSTS
Production costs	136	46	90
Drilling costs	991	-	991
Salaries and taxes	1,039	-	1,039
Depreciation and depletion	270	1	269
Property evaluation costs	56	10	46
Impairment of oil and gas properties	205	312	(107)
TOTAL OPERATING COSTS	2,697	369	2,328

GROSS PROFIT (LOSS)	517	(339)	856

GENERAL AND ADMINISTRATIVE
General and administrative	14,837	154	14,683
Finance costs	23,633	1,906	21,727
TOTAL GENERAL AND ADMINISTRATIVE	38,470	2,060	36,410

LOSS FROM OPERATIONS	(37,953)	(2,399)	(35,554)

OTHER (INCOME) EXPENSES
Interest Income	(134)	-	(134)
Equity in loss on investment	593	-	593
Loss on derivative contracts	53,328	-	53,328
Write down on option payments	-	100	(100)
TOTAL OTHER (INCOME) EXPENSE	53,787	100	53,687

LOSS BEFORE INCOME TAX BENEFIT	(91,740)	(2,499)	89,241
Income tax benefit	5,206	-	5,206

NET LOSS	$ (86,534)	$ (2,499)	$ (84,035)

Year ended December 31, 2006 compared to year ended December 31, 2005

The Company’s 2006 operations represent the commencement of significant active operations as a result of the acquisition of Barnico in July. These operations generated a net loss of approximately $86.5 million, compared to a net loss of $2.5 million in 2005. The 2006 net loss was primarily comprised of a $53.3 million non-cash loss on derivative contracts as a result of the change in fair value described further in Notes 8 and 9 to the Notes to the consolidated financial statements, $14.8 million in general and administrative expenses which primarily includes consulting fees and finance costs of $23.9 million, and $2.7 million in operating costs which are comprised primarily of drilling costs and salaries. These expenses were partially offset by revenues of approximately $3.2 million. The 2005 net loss related mostly to general and administrative and finance costs of $2.0 million and operating cost of $0.4 million primarily related to an impairment on the Company’s interest Henry Dome well in McMullen County, Texas.

Revenues.  The $3.2 million in 2006 revenues is comprised of $2.9 million from third party drilling operations, $0.2 million from the gain on sale of an oil and gas properties, and almost $0.2 million from oil and gas production of which approximately $0.1 million related to royalty income on the P.D.C. Ball mineral rights. Revenues from third party drilling reflect revenue from contracting one of the Company’s two drilling rigs to third parties.  Revenue from the gain on sale of properties relates to the December 2006 sale of the Company’s interest in the Texas properties of Archer County, Wichita County, Pecos County and McMullen County.  Because of their relatively small size and low production levels, and because the properties are scattered across north-central, western and southern Texas, management concluded that these properties might not be economical and would detract management from the opportunities on our largely contiguous 27,557 gross acre Anderson County, Freestone County and Jones County property in East Texas. The Company recognized a $0.2 million net gain on sale of its interest in these properties. , The interests were sold to one entity, Green Gold, Inc., an entity which, subsequent to the sale, engaged a current Wentworth director as its Chief Executive Officer. The note is due in full on or before November 1, 2007.  The $0.6 million in consideration received was $0.3 million cash and a promissory note for the remaining $0.3 million which is due in November 2007.  Revenues for 2005 of approximately $30,000 represented the commencement of crude oil production on our leases in Archer County, Texas.

Because of the trend of increasing oil and gas prices over the last several years, there has been a significant increase in drilling activity, resulting in a high demand for drilling contractors.  We believe this demand has caused shortages in available drilling rigs and a significant increase in contract rates. The Barnico acquisition is expected to help us to control our drilling costs and meet our drilling schedule.  Before the acquisition, Barnico provided its services to third parties; however, we intend to use Barnico’s drilling assets to develop our holdings where possible.  To the extent we are unable to fully utilize both of Barnico’s drilling rigs, we intend to contract Barnico’s drilling services to third parties in order to offset some of our overhead costs.   It is not our intention to continue offering contract drilling services to third parties in the long term, and we anticipate that these arrangements would cease by the end of 2007. As the results from our drilling program provide more information concerning the geological structure of our property, we expect to identify more drilling targets which we expect will require all of the Barnico drilling resources. All working interest production for 2006 related to wells which, as of December 31, 2006, have been disposed.  Royalty income from the July purchase date through year end on the P.D.C. Ball mineral rights was approximately $0.1 million

Since the July 2006 acquisition of Barnico, a drilling company, Wentworth’s operations have been viewed as two segments, Drilling operations and Oil and Gas production. The drilling segment is engaged in the land contract drilling of oil and natural gas wells. Its operations reflect revenues from contracting one of the Company’s two drilling rigs and crew to third parties, until such time as the Company is prepared to utilize both rigs on its own properties. The Oil and Gas production segment effectively began active operations in 2006 and is engaged in the exploration, development, acquisition and production of oil and natural gas properties. Management reviews and evaluates the segment operations separately, and anticipates the contract drilling activities to diminish significantly over the next 12 months. The operations of both segments have focused on counties in Texas during 2006. The accounting policies of the reportable segments are the same as those described in Note 2, “Significant Accounting Policies,” to the notes to the consolidated financial statements. The Company evaluates the segments based on income (loss) from operations. There was no contract drilling in 2005, and there were no active operations for the Company in 2004. (See also Note 20, “Segment Information,” to the Notes to the Consolidated Financial Statements.)

Operating Expenses.  Our operating costs totaled $2.7 million, as compared to approximately $0.4 million for 2005.  The $2.3 million increase in expenses was primarily due to the Company’s commencement of contracting its drilling operations upon the 2006 acquisition of Barnico, while the primary operating cost for 2005 related to a $0.3 million impairment of the Henry Dome gas project in McMullen County. The most significant expenses in 2006 were drilling costs of $1.0 million, salaries and taxes of almost $1.1 million, depreciation and depletion of $0.3 million and $0.2 million related to an impairment of oil and gas properties. Drilling costs include drill bits, drill pipe, fuel, and site preparation, while the costs of salaries and taxes relate mostly to drilling activities, including per diem costs and property taxes. With regard to the 2005 impairment, the Company owned an 18% working interest in the Henry Dome gas project located in McMullen County approximately 60 miles south of San Antonio, Texas.  Wentworth sold half of its interest in the project for $0.1 million, and retained a 9% working interest.  Located upon the lease are two approximately 10,000 foot vertical wells that lend themselves to have 1,500 foot lateral holes drilled in a northwest direction to intersect fractures in the Edwards Limestone.  One such well has had a lateral hole drilled and as of the year end was in the process of being completed.  Subsequent to the end of the year, gas production has commenced in relatively small quantities, and accordingly we considered it prudent to record a write-down in the carrying cost of the property as of December 31, 2005 of $0.3 million.

General and Administrative. General and administrative and finance expenses totaled $38.4 million for 2006 compared to $2.1 million for 2005.  Total general and administrative costs were $14.8 million and total finance costs were $23.6 million.  The general and administrative expenses primarily represented the following:  $11.1 million of non-cash stock-based compensation with respect of stock options vesting during the year to officers, directors and consultants, and consulting and management and directors’ fees of $0.9 million, of which a $0.4 million bonus payment was made to Panterra, a privately held company owned by John Punzo, our Chief Executive Officer.  In addition, the remaining general and administrative expenses included investor relation fees of $0.7 million described further below, legal fees of $0.7 million, audit and accounting fees of $0.4 million, as well as costs related to travel, insurance, and repairs and maintenance.  Some of the expenses to consultants were non-cash charges as follows, some of which are described more fully below the table:

Regulatory	$27,212
Investor relations	740,868
Investigation of oil and gas opportunities	120,000
Management and directors’ fees	947,765
Total	$1,835,845

The investor relations fees related to services designed to assist us in transitioning to our status as a public company with active operations, identifying and communicating with analysts and other interested in the Company, and preparing and disseminating press releases.  In addition, we have terminated the services of two consultants that assisted us with identifying and undertaking due diligence on oil and gas opportunities.  As a result, approximately $0.4 million of the above consulting fees will not be incurred again in the future because any such work will be undertaken by our management.  For 2005, general and administrative and finance expenses were approximately $2.1 million, which primarily represented $1.9 million in finance costs and almost $0.2 million in management and consulting fees, which are incurred pursuant to agreements with Panterra Capital Inc. and Paradigm Process Inc., private companies of which John Punzo, our Chief Executive Officer and Director, is the sole shareholders, and to C4 Capital Advisory Inc., a private company of which Gordon C. McDougal, our President and a director during that period, is the sole shareholder.  The consulting fees were paid to six consultants on an as-needed basis during the period in respect of the investigation of potential property acquisitions, administration and regulatory compliance.  One of the contractors, Mr. Daniel Leonard, served as director and an officer of the Company from August 29, 2005 until September 30, 2005.  Contracts for consultants are approved by our Board of Directors, and in the case of Mr. Leonard’s contract, his contract was approved before he joined the Board and was appointed an officer.  When a contract involves a director, the Board’s approval is made without the participation of the affected director.  Payments to contractors are approved from time to time by management.

Finance costs. Finance costs were $23.6 million in 2006 and were $1.9 million in 2005.  The $23.6 million was comprised of $14.7 million in penalties pursuant to a registration rights agreement, $6.9 million of interest, and $2.0 million of financing costs related to the senior secured convertible debt discount and the convertible debenture discount.  Of the $6.9 million of interest, $5.6 million was non-cash amortization of the discount on convertible debentures. Of the $2.0 million of financing costs, $1.8 was non-cash amortization of costs relating to our convertible debentures and senior secured convertible notes. See also Notes 8 and 9, “Senior Secured Convertible Notes Payable” and “Convertible Debentures Payable,” respectively, to the notes to the consolidated financial statements.

Other (Income) Expense. The Company had $53.8 million in other expense in 2006 compared to $0.1 million in 2005.  The largest 2006 expense was a $53.3 million charge for the change in fair value of the derivative contract liability. The derivative liability arose as a result of the accounting for the senior secured convertible notes issued in July of 2006. Under guidance from SFAS No. 133 and EITF 00-19, 00-27 and 05-2, the Company is required to report the liability at fair value and record the fluctuation in the fair value to current operations. (See “Liquidity and Capital Resources” below in this section, and see Note 8, “Senior Secured Convertible Notes Payable,” and Note 9, “Convertible Debentures Payable,” to the Notes to Consolidated Financial Statements for a more detailed description of the transaction.) There were no derivative liabilities in 2005.  Also in 2006, the Company incurred a $0.6 million net loss on the write off of an equity investment.

The 2005 $0.1 million charge related to an option payments made with respect to our agreed purchase of KLE Mineral Holdings, LLC.  Disputes arose between the parties and the vendors agreed in July 2005 to refund the option payments and terminate the agreement, but failed to do so.  Because recovery of the option payments was in doubt, management concluded that the asset should be written down.

Due to net taxable losses for the years ended December 31, 2006 and 2005, respectively, the Company has no net income tax expense.  The 2006 net operating loss carryforward of $4.1 million will expire in 2026, while the $1.1 million net operating loss carryforward will expire in 2025. The Company has a deferred tax benefit of $5.2 million, mainly due to timing differences in deductions for derivative losses, stock based compensation and registration rights penalties, offsetting the deferred tax liability recorded upon the acquisitions of Barnico and P.D.C. Ball related to the book/tax differences in the bases of their assets.

Liquidity and Capital Resources

Summary of Cash Flows (in thousands)	For the year ended December 31, 2006
Cash used in operating activities	$ (3,870)
Cash used in investing activities	(25,090)
Cash provided by financing activities	33,298
Increase in cash and cash equivalents	4,338
Cash and cash equivalents, beginning of period	107
Cash and cash equivalents, end of period	4,445

Overview

Our primary sources of liquidity during the year were $3.0 million of operating revenues, of which $2.9 million represented drilling operations, $2.1 million from the issuance of common stock including options, $31.5 million cash proceeds from the issuance of our senior secured convertible notes, $0.3 million in cash proceeds from sales of our interests in oil and gas properties, and $1.5 million convertible debenture financing, of which approximately $0.4 million was converted to shares of our common stock during the year.  The Company also received proceeds of $2.7 million from leasing certain of our oil and gas interests in almost 9,000 acres in Texas under a three-year Lease and a Joint Operating Agreement.  Because this amount represents restricted funds pursuant to an agreement with our lenders, the proceeds are reflected in long-term assets in our Consolidated Balance Sheets in Part II, Item 7of this annual report on Form 10-KSB. Under our agreements with the holders of our senior secured convertible notes, these funds are required to be deposited in, and held in an escrow account until such time as our stock price exceeds $2.80 per share for approximately two consecutive months. We have segregated these funds; however, since additional capital is required for operating purposes, management intends to negotiate for full or partial release of such funds. As of the last trading day of 2006, our share price was $1.38.

We have incurred significant losses from operations and are in default on our debt. These factors raise substantial doubt about our ability to continue as a going concern  Our primary uses of cash during the year were our general and administrative costs such as professional fees, investor relations and management fees and the cost of our acquisition of the Anderson, Freestone and Jones Counties’ mineral rights. In order to maintain our operations, our cash needs are approximately $0.3 million to $0.4 million monthly.  Capital expenditures are subject to available funds.

Our short-term liquidity requirements for the next twelve months include interest payments, penalties and maturities (discussed further in “Financing Activities” below), cash requirements for our oil and gas production expenses, and capital expenditures. Our long-term liquidity requirements are substantially similar to our short-term liquidity requirements.  Two factors which affect our cash requirements over the next twelve months are the restructuring of our debt and our right to repay our senior secured convertible notes by the May 31, 2007 redemption date. We are reliant on the successful restructuring of our debt and obtaining adequate financing for our operations and capital needs.  We were unable to comply with the registration requirement by November 7, 2006 and obtained a waiver to January 5, 2007 relating to the senior secured convertible notes as specified in our Registration Rights Agreement dated July 25, 2006.  As of January 5, 2007, we were not in compliance and are required to pay liquidated damages. As further described in “Financing Activities,” on April 2, 2007, we entered into a term sheet with the holders of our senior secured convertible notes pursuant to which approximately $14.7 million in accrued interest and penalties would be added to the $32.4 million principal balance of the senior secured convertible notes and would permit their early repayment by us by May 31, 2007.

There is no assurance we can repay the senior secured convertible notes by May 31, 2007. If we cannot reach agreement with the holders concerning the terms of the definitive amending agreements, we may be unable to complete this restructuring. We have not yet received a commitment for refinancing from any source.  Due to  noncompliance with the terms of the Registration Rights Agreements, the holders of may cause our senior secured notes and our convertible debentures to be due and payable immediately and commence collection proceedings. As a result, we have classified this debt and the related discount as current liabilities in our consolidated balance sheets. See “Financing Activities,” below for additional information on our debt restructuring and see Note 8, “Senior Secured Convertible Notes,” and Note 9, “Convertible Debentures Payable,” in our notes to the consolidated financial statements.

With respect to the $1.5 million convertible debentures, we failed to meet the deadline for the effectiveness of the registration statement (which deadline was the same as that which applies to the senior secured convertible notes) or if the registration is unavailable after it becomes effective, and we are required to pay, but have not paid, either in cash or common stock, liquidated damages of 2 percent of the liquidated value of the convertible debentures within three business days of such failure and every 30-day period thereafter until such failure is cured. Any liquidated damages begin accruing on the date of any such failure.  We intend to file a new registration statement within 30 days of completion of the final documentation relating to the restructuring of our senior secured convertible notes.

As shown in the accompanying consolidated financial statements, we incurred a net loss of $86.5 million and $2.5 million for the years ended December 31, 2006 and 2005, respectively.  In addition, as of December 31, 2006, we had cash of $7.1 million, of which $2.7 million is restricted, and we had a working capital deficiency of $112.5 million, which represents an increase in the working capital deficiency of $112.3 million since December 31, 2005.  Approximately $95.7 million of this working capital deficiency relates to the derivative contract liabilities, and a significant part of the remainder relates to accrued interest. There were no derivative liabilities in 2005. (See Note 8, “Senior Secured Convertible Notes Payable,” and Note 9, “Convertible Debentures Payable,” to the Notes to Consolidated Financial Statements for a more detailed description of these transactions.)

Operating Activities

During 2006 and 2005, we used $3.87 million and $1.1 million, respectively, of cash from our operating activities.   Our cash used in operating activities was primarily attributable to our property operations and general and administrative costs such as professional fees, investor relations and management fees.  Subsequent to year end, Barnico’s primary customer for which drilling services were being performed has currently stopped using our drilling services; however, we believe the customer will use us again in the near future. In addition, we believe we can obtain replacement customers during the summer season in East Texas.  Barnico is actively seeking and bidding for third party contracts around East Texas. In the meantime, to reduce expenses relative to Barnico, we have begun to lay-off non critical or lesser skilled employees. Skilled employees are retained on a part time basis to provide equipment maintenance and as standby to respond.

Investing Activities

During 2006 and 2005, we used $25.1 million and $0.2 million, respectively, of cash from our investing activities. Of the proceeds from the 2006 private placement described in “Financing Activities” below, we used $22.1 million to complete our purchase of the Anderson, Freestone and Jones Counties’ mineral rights and Barnico Drilling, Inc.  Also as indicated above, we expect to incur up to $5.8 million of costs to develop our Anderson, Freestone and Jones Counties property and to complete our Polk County well over the next 12 months. We do not expect to generate these funds from operations.  Funding sources for development may come from re-financing, farming-out additional leases or sale of assets. In addition, we received proceeds totaling $0.3 million from the 2006 sale of oil and gas properties. Cash used in 2005 investing activities primarily related to the $0.4 million acquisition of an oil and gas purchase, offset slightly by $0.2 million in proceeds from the sale of an oil and gas property interest.

Financing Activities

During 2006 and 2005, we provided $33.3 million and $1.4 million, respectively, from our financing activities.

In July 2006 we completed a $32.4 million private placement of 9.15% senior secured convertible notes due in July 2009, (of which $31.5 million was received in cash and $0.9 million was in lieu of commissions and fees), with Series A warrants to purchase 46,214,286 shares of our common stock and Series B warrants to purchase 16,175,000 shares of our common stock at an initial price of $1.40 per share. In addition to the senior secured convertible notes, we issued convertible debentures of $1.5 million in January 2006. Cash received from these issuances totaled $30.7 million.  The senior secured convertible notes are convertible into shares of our common stock at the holders’ option at an initial rate of $1.40 per share. Until nine months after the conversion shares and the warrant shares have been registered in accordance with the Registration Rights Agreement, as described below, the holders may elect to reset the conversion price to market. At December 31, 2006 and April 13, 2007, the per share market prices were $1.38 and $0.47, respectively.  Interest is payable quarterly, and monthly principal repayments commence in July 2007, which payments may be made by the issuance of common stock at a discount to market value.  However, we do not presently meet the conditions in our agreements with the holders to make these payments by the issuance of common stock, and we may be unable to make the July principal repayment in cash unless we are successful in raising additional capital.

In connection with the issuance of our senior secured convertible notes and warrants, we are required to file and have effective a registration statement for the resale of a number of shares of common stock equal to 130% of the number of shares issuable upon conversion of the senior secured convertible notes, including the payment of interest thereon, repayment of principal, and exercise of the warrants by January 5, 2007, which was an extension from the date required in the agreement of November 7, 2006.  We were unable to comply with the registration requirements relating to the senior secured convertible notes as specified in our Registration Rights Agreement dated July 25, 2006.  Accordingly, as of January 5, 2007, we were not in compliance and are required to pay liquidated damages of 1.5 percent of the aggregate purchase price of the senior secured convertible notes and warrants on the 30th day thereafter until such failure is cured or until we reach agreement with the holders to restructure the terms of the senior secured convertible notes.  We have not yet made any such payments.  In addition, we did not pay the $0.7 million interest payment on the senior secured convertible notes on its March 31, 2007 due date, but this payment is contemplated to be included in the restructured indebtedness by the term sheet we executed with the holders on April 2, 2007 as described below.

We are reliant on the successful restructuring of our debt and obtaining adequate financing for our operations and capital needs.  On April, 2, 2007, we entered into a term sheet with the holders of the senior secured convertible notes to restructure the notes and related agreements to permit their early repayment. Provided the notes are repaid in full by May 31, 2007, we would pay the holders the $32.4 million principal balance plus $9.6 million of accrued interest and penalties. In addition, we would have the option of paying an additional $5.0 million in cash or by issuing the holders seven-year warrants to purchase up to 14,300,000 shares of the Company’s stock at a price equal to the lesser of the exercise price of the existing warrants and the Average Market Price of the Company’s common stock as of June 8, 2007.  In addition, the exercise price of the existing warrants would be adjusted to the lesser of $1.40 and the Average Market Price of the Company’s common stock as defined below, and the term sheet provides for their expiration date to be extended to seven years following the registration of at least 50% of the conversion shares under the notes.  The existing and additional warrants would not be subject to registration requirements.  Average Market Price is the average of the daily volume-weighted average price of the common stock over the preceding 20 trading days, but no greater than the average of the volume-weighted average price over the first three or last three days of that period. There is no assurance we can repay the senior secured convertible notes by May 31, 2007.

If we do not repay the notes in full by May 31, 2007, the principal balance of the notes would increase to $47.0 million, including accrued interest and penalties, and the conversion price of the notes and the exercise price of the existing warrants would be adjusted to the lesser of the then-current price and the Average Market Price of the Company’s common stock as of the date of the signing of a final agreement with the noteholders, the timing of which is uncertain at this time.  In addition, the existing warrants would be amended to extend the expiration date to seven years following the registration of at least 50% of the conversion shares under the notes.  The existing warrants would not be subject to registration requirements.

We intend to withdraw our current registration statement and intend to file a new registration statement within 30 days of completion of the final documentation relating to this restructuring.  If the registration statement is not declared effective within 100 days, cash registration delay payments of 1.5% per month would apply.  We have accrued $14.7 million of charges relating to this restructuring as of December 31, 2006.

We have not yet entered into definitive agreements documenting the restructuring.  If we cannot reach agreement with the holders concerning the terms of the definitive amending agreements, we may be unable to complete this restructuring. If we are unable to complete this restructuring, the holders of the senior secured convertible notes may deliver to us an event of default notice and commence collection proceedings.  In such a case, we may be unable to continue operations or we may be forced to sell all or some interests in our assets.

The $1.5 million convertible debentures carry a 10% interest rate and are due and payable January 11, 2009.  Holders of the debentures have the option to convert the debt into shares of our common stock at a rate of the lesser of $0.65 per share or 85% of the lowest volume-weighted average price of our common stock during the 15 trading days preceding the conversion date.  During 2006, approximately one-third of the convertible debentures were converted.  Related warrants permit the debenture holder to purchase up to 500,000 shares of our common stock at a price of $0.60 per share, 500,000 shares at a price of $0.80 per share and 500,000 shares at a price of $1.00 per share until January 12, 2011.  As a result of the provisions of the convertible debentures and the  senior secured convertible notes that the conversion price resets, there is a potential that we may not have enough shares to be able to settle the exercise in shares. Accordingly, EITF 00-19 requires these instruments to be classified as derivative liabilities.  As noted above, these convertible debentures are subject to the same extended registration deadline as the senior secured convertible notes discussed above. Failure to meet the extended registration requirement may require us to pay, in cash or common stock, liquidated damages of two percent of the liquidated value of the debentures within three business days of such failure and every 30-day period thereafter until such failure is cured. We were unable to register the shares by the due date and may not be able to do therefore, but we have not made any such payments.  The debenture holders could deliver to us a demand for immediate repayment.  In such a case, we may be unable to continue operations or we may be forced to sell all, or interests in, our assets.

The Company has analyzed the senior secured convertible notes and warrants pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.”  The provision whereby the conversion price resets results in the bifurcation of the beneficial conversion feature and the warrant value from the debt and accounting for the features as a derivative liability with changes in fair value recorded in the income statement. In addition the $1.5 million principal amount for the convertible debentures are exercisable at $0.60, $0.80 and $1.00 for the first third, second third, and last third of the principal balance.

Pursuant to SFAS No. 133 and EITF numbers 00-19, 00-27 and 05-2, we treated the conversion feature of the convertible debentures and senior secured convertible notes and the related warrants as derivative contract liabilities. Accordingly, we recorded the original fair value of the derivative contract liabilities related to the convertible debentures and warrants of  $2.4 million, we recorded the original fair value of the derivative contract liability related to the senior secured convertible notes and warrants of $146.4 million, and we adjust the derivative contract liabilities quarterly based on the fair value of our common stock, and we record the fluctuation to that fair value as a gain or loss to current operations.  Generally, if the fair value of our common stock increases over the preceding measurement date, we will record a loss on derivative contracts, and if the fair value of our common stock decreases over the preceding measurement date, we will record a gain on derivative contracts.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider an accounting estimate or judgment to be critical if (1) it requires assumptions to be made that were uncertain at the time the estimate was made, and (2) changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition. These estimates are based on information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary significantly from those estimates under different assumptions and conditions. Critical accounting policies are defined as those significant accounting policies that are most critical to an understanding of a company’s financial condition and results of operation. We believe that the significant accounting policies discussed below will be most critical to an evaluation of our future financial condition and results of operations.

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

We utilize the successful efforts method to account for our oil and gas operations. Under this method, costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, to drill and equip development wells and related asset retirement costs are accumulated on a field-by-field basis and capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

Capitalized costs of producing oil and gas properties, after considering estimated residual salvage values, are depreciated and depleted by the units-of-production method based on estimated proved reserves on a field-by-field basis. The estimated quantity of reserves could significantly impact our depletion expense. Estimates of proved reserves are subjective and cannot be measured in an exact way. Estimates provided by engineers that we engage may differ from those of other engineers. Any reduction in proved reserves without a corresponding reduction in capitalized costs will increase the depletion rate. This, in turn, would increase our depletion expense and increase our net loss.

We assess proved oil and gas properties for impairment at least quarterly and reduce the carrying value to fair value if the sum of expected undiscounted future cash flows is less than net book value pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We assess unproved and non-producing oil and gas properties on a field-by-field basis at least quarterly, and any impairment in value is charged to expense. Because of the unpredictable nature of exploration drilling activities, the amount and timing of impairment expenses are difficult to predict with any certainty.

As noted above, under the successful efforts method of accounting, the costs to drill exploratory wells that do not find proved reserves must be expensed in the period when they are determined to be unsuccessful. This will result in an increase in our expenses in that period.

Derivative Instruments

In accordance with the interpretive guidance in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” we valued the conversion feature of the separate issuances of secured convertible debentures and warrants in January and July 2006 as derivative liabilities. We must make certain periodic assumptions and estimates to value the derivative liability. Factors affecting the amount of this liability include changes in our stock price and the computed volatility of our stock price. The change in value is reflected in our statements of operations as non-cash income or expense, and the changes in the carrying value of derivatives may have a material impact on our financial statements. For the year ended December 31, 2006, we recorded non-cash expense of $53.3 million upon revaluation of the instruments that are subject to this accounting treatment. The derivative liability associated with these instruments is reflected on our balance sheet as a short-term liability. This liability will remain until the secured convertible debentures are converted, exercised or repaid, and until the warrants are exercised, expire, or other events occur to cause the termination of the derivative accounting, the timing of which may be outside our control.

Our senior secured convertible notes and our convertible debentures contain embedded conversion features, pursuant to which all or part of the debt owed to the holder may be converted into shares of our common stock at an initial price of $1.40 and $0.65 per share, respectively, subject to certain adjustments described in Note 8, “Senior Secured Convertible Notes Payable,” and Note 9, “Convertible Debentures Payable,” to the Notes to the Consolidated Financial Statements, and the warrants we issued provide the holder with the right to purchase our common stock at prices ranging from $0.60 to $1.40 per share. As a result of the terms of our agreement to register the resale of the shares of our common stock issuable upon conversion or exercise of these instruments or warrants, we are required under applicable accounting rules to treat the conversion feature of the notes and debentures and the related warrants as liabilities, rather than as equity instruments. This classification as liabilities also requires that we account for them at fair value and include changes in fair value as a component of other income (expense) for so long as the warrants and the conversion feature of the notes and debentures remain classified as liabilities. Changes in fair value are based upon the market price of our common stock and are calculated using the Black-Scholes method of valuation. As a result, as the market price of our common stock increases, our other expense increases, and as the market price of our common stock decreases, our other income increases. This accounting treatment could result in wide swings of our other income (expense) and net income in the future.

Stock-Based Compensation

We adopted the fair value based method prescribed in Statement of Financial Accounting Standards No. 123R, “Accounting for Stock-Based Compensation.” Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period, considering expected lives and forfeitures of the grants. We determine the fair value of each stock option at the date of grant using the Black-Scholes options pricing model. This model requires that we estimate a risk-free interest rate and the volatility of the price of our common stock.

Asset Retirement Obligations

We estimate the future costs of the retirement obligations of our producing oil and gas properties. Those abandonment costs, in some cases, will not be incurred until several years in the future. Such cost estimates could be subject to significant revisions in subsequent years due to changes in regulatory requirements and technological advances that are difficult to predict. As of December 31, 2006, we estimate the net present value of these asset retirement costs to total $155,000.

Revenue Recognition by Barnico

Barnico recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101. In general, revenue is recognized when an agreement for services between it and its customer exists, the services have been rendered, the revenue is fixed and determinable, and collection is reasonably assured. The majority of Barnico’s services are provided under turnkey drilling contracts, whereby it contracts with its customers to drill wells for a fixed price. Barnico recognizes revenues from those turnkey drilling contracts as the work progresses based on its estimate of the percentage of the contract completed based upon the percentage of the contracted depth drilled.

Barnico records an unbilled receivable for the percentage of the turnkey contract completed. It records an account receivable for drilling contracts completed, but for which money has not been collected. An allowance for doubtful accounts is provided for accounts management considers potentially uncollectible based on analysis and aging of accounts. During the portion of 2006 in which we owned Barnico and during the six-month period ended June 30, 2006 and the year ended December 31, 2005. Barnico had no uncollectible accounts. If it receives a prepayment from a customer upon entering into a contract, it defers recognition of revenue on that amount until the contracted service is provided. In future periods, any differences between an estimate regarding the collectibility of accounts and actual collections could have a material affect on our operating results.

The costs relating to contracts are recognized as incurred.

Income Taxes

The Company provided for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” This standard takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company’s deferred tax calculation requires it to make certain estimates about its future operations. Changes in state and federal tax laws, as well as changes in financial condition or the carrying value of existing assets and liabilities, could affect these estimates. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

Off-Balance Sheet Arrangements

As of December 31, 2006, we had no off-balance sheet arrangements reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7.

Financial Statements

Item 8.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On May 3, 2006, MacKay LLP, Chartered Accountants of Vancouver, Canada resigned as our principal independent accountants and Hein & Associates LLP, Certified Public Accountants of Dallas, Texas were appointed in their place.

Our decision was based on our need for accountants located nearer our base of operations in Texas.  The decision to change accountants was approved by our board of directors, and there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.  The former accountants’ reports on the financial statements for the years ended December 31, 2004 and December 31, 2005 contained no adverse opinions, disclaimers of opinion, nor were they modified as to uncertainty, audit scope or accounting principles.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective as of December 31, 2006.

Our management has identified a material weakness in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board.  The area of material weakness identified in our internal control over financial reporting is the lack of an adequate complement of staff to address technical accounting issues. We intend to hire sufficient, qualified staff in 2007 to address this weakness.

Except for the material weakness described above, there have been no significant changes in our internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

Item 8B.

Other Information

There was no material information during the fourth quarter of 2006 not previously reported.

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

Management and Board of Directors

The following table sets forth the name, age and position of each of our directors and executive officers as of December 31, 2006:

Name	Age	Position(s) With the Company	Position Held Since	Director Since/During
John Punzo	52	Chief Executive Officer, Chairman of the Board and Director	April 2, 2005	April 2, 2005
Michael S. Studdard	57	President and Director	August 21, 2006	August 21, 2006
Francis K. Ling	51	Chief Financial Officer and director	August 29, 2005	August 29, 2005
George D. Barnes	43	Vice President of Operations and Director	August 21, 2006	August 21, 2006
Gordon C. McDougall	50	Director	February 23, 2005	February 23, 2005
Roger D. Williams	49	Director	April 15, 2006	April 15, 2006
Neil Lande	69	Director	June 15, 2006	June 15, 2006
Tom J. Temples	53	Vice President of Exploration and Production	August 21, 2006	Not applicable

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

The following is a brief description of the business experience during the past five years of each of the above-named persons:

John Punzo

Since April 2005, John Punzo has been our Chief Executive Officer, Chairman of our Board of Directors and a director. From January 1999 to January 2004, Mr. Punzo was President and Chief Executive Officer of Sonoran Energy Inc. (formerly Showstar Online.com, Inc.), an oil and gas company with assets of approximately $42 million in January 2004 and whose shares are quoted on the OTC Bulletin Board, and was involved in the restructuring of that company into a successful energy producer until his departure to further develop his energy consultancy and private management group. Since 1981, Mr. Punzo has played a key role in launching, directing and obtaining the funding for a number of public and private companies. Mr. Punzo is also the sole shareholder, director and officer of each of Panterra Capital Inc. and Paradigm Process Inc., private consulting companies offering the following management services: supervision of day to day operations, identifying and negotiating the purchase of oil and gas properties, locating and securing financing, hiring and terminating personnel, overseeing regulatory compliance, and responding to investor inquiries.

Michael S. Studdard

Mr. Studdard is a member of the American Association of Professional Landmen and the Society of Exploration Geophysicists. From 1992 to July 2006, he was an independent landman and founded Michael S. Studdard & Associates, a small, private company specializing in seismic permitting and exploration ventures. Mr. Studdard founded Signature Geophysical, where he was responsible for hiring and supervising landmen, field crews, sales, and marketing. From 1989 to 1992, he was Regional Director of Sales for GFS Company, where he was responsible for coordinating and managing sales and marketing activities and developing relationships with oil and gas companies including Mobil, Texaco, Exxon and Chevron in addition to independent exploration companies. From 1986 to 1992, he was the National Sales Director with TGC Industries. From 1976 to 1986, he was co-owner of Ward Exploration, where he was Manager of Public Relations and sales responsible for personnel and budgets as well as manager of field crew operations. Prior thereto, Mr. Studdard served in various capacities with SPS Services, Inc.

Francis K. Ling

Mr. Ling was appointed our Chief Financial Officer on August 29, 2005. From March 2000 until June 2006, he was Chief Financial Officer for Dixon Networks Corporation, a private contracting company with approximately 500 employees that specializes in the engineering and construction of fiber optic networks for large telecommunication companies primarily in British Columbia, Alberta, Washington and Oregon. Mr. Ling holds Bachelor of Science, Bachelor of Commerce, and Master of Business Administration degrees, along with a Fellowship in the Institute of the Canadian Bankers’ Association. Mr. Ling served as Chief Financial Officer of

Redrock from May 2006 until November 30, 2006. Mr. Ling is chairman of our Audit Committee, our Chief Financial Officer and Chief Financial Officer and a director of Barnico.

George D. Barnes

George Barnes has been President and a director of Barnico since its formation in May 1992. He is an oil and gas drilling contractor with more than 24 years of hands-on drilling operations experience. Mr. Barnes has experience in all facets of drilling ranging from site preparation through drilling and completions. He has oversight and management responsibilities for two drilling rigs, six righauling tractor trailer trucks and four caterpillar crawler tractors. Mr. Barnes manages up to 40 employees of which 18 are highly experienced, key employees who have been with the company since inception.

Gordon C. McDougall

From January 1997 until August 2001, Mr. McDougall was President and sole shareholder of Campbell Capital Advisory Inc., a private investment and management consulting company located in Vancouver, British Columbia, Canada. From March 2002 until June 2004, he was also a director of Gamestate Entertainment Inc. (subsequently renamed Quest Oil Corp.), a public leisure and entertainment company with assets of approximately $14,000 in June 2004 and whose shares are quoted on the OTC Bulletin Board. From May 2004 until March 2006, Mr. McDougall was President and a director of Revelstoke Industries Inc, a newly-formed reporting company in the United States. Since November 2004, he has been the sole shareholder, director and President of C4 Capital Advisory Inc., a private consulting company offering the following management services: identifying and negotiating the purchase of oil and gas properties, locating and securing financing, liaising with corporate counsel and accountants, and responding to investor inquiries. From February 2005 until August 2006, Mr. McDougall was our President. Born in New Brunswick, Canada, Mr. McDougall completed the Canadian Securities Course in 1984 and became a stockbroker with Nesbitt Thomson in 1984. Mr. McDougall is well-versed in raising capital, managing start-up companies and coaching companies through their initial growth. Mr. McDougall is a member of our Audit Committee and a director of Barnico and was President and a director of Redrock from March 2006 until October 2006.

Roger D. Williams

Mr. Williams has over 25 years of professional engineering and senior legal experience with major projects, including onshore and offshore Gulf of Mexico leases, the Trans-Alaska Pipeline System, gas fields in Indonesia and the Philippines, and power plants developed in tandem with upstream oil and gas projects. He also has extensive industry experience working for over nine years as a lead engineer for Exxon on several major upstream projects, including strategic planning, financial analyses and reservoir development studies. From January 2002 until September 2005, Mr. Williams served as managing partner of the Hong Kong office of the law firm of Troutman Sanders LLP, a firm with over 600 practicing attorneys. From September 2000 until December 2001 and from October 2005 until March 2006, Mr. Williams was a partner in Troutman Sanders LLP’s Washington, D.C. office. He has held various legal and petroleum industry positions both as a practicing attorney and professional engineer since 1979. Mr. Williams has degrees in petroleum and chemical engineering, and received his law degree from the University of Alabama in 1991. His legal career included practice with Skadden, Arps, Slate, Meagher & Flom LLP in Washington, D.C., Hong Kong and Singapore. In March 2006, he left the private practice of law and became CEO and a director of Redrock.

Neil Lande

Neil Lande was an investment banker and financial analyst for over 30 years. Working for firms such as Abraham & Company Investment Advisory in New York, Cowen & Company Financial Analysis, and Underwood Neuhaus & Co. Investment Banking, he has spent much of his career covering the oil services sector. Since 1990, Mr. Lande has been a partner in Houston-based Republic Capital Interests where he has built or bought and sold numerous businesses and 7,600,000 square feet of commercial buildings and shopping centers. As an investment banker, Mr. Lande worked on corporate turnarounds, public offerings, and the development of customized financing vehicles for contract drillers to finance the purchase of equipment with off-balance sheet financing. In an advisory capacity he has initiated numerous private placements, primarily for companies in the oil service industry. Mr. Lande has a BSBA degree from Babson College in Boston. Mr. Lande is a member of our Audit Committee.

Tom J. Temples

Tom J. Temples is an AAPG Certified Petroleum Geologist, a SIPES Certified Earth Scientist, a Registered Professional Geologist (Arkansas) and a Registered Environmental Manager with 30 years of experience in exploration, development and management of petroleum ventures in North America. Dr. Temples founded Advanced Environmental Solutions, LLC (“AES”), a geological research and consulting company headquartered in Lexington, South Carolina in June 1999 and remains co-owner. AES has annual revenue of approximately $300,000. Dr. Temples was also an Associate Research Professor at the University of South Carolina from October 1999 until

October 2006 and has been Adjunct Professor of Geology at Clemson University since 1996. Dr. Temples received his Bachelor of Science degree from Clemson University and his Ph.D. from the University of South Carolina. Prior to founding AES, Dr. Temples was employed as Senior Geotechnical Advisor to the Department of Energy at Savannah River Site, from 1991 to 1999. Dr. Temples was Exploration Manager for Peko Oil, USA where he was responsible for exploration and generation of prospects for drilling, as well as the risk assessment and budget preparation for a $200 million program. Early in his career, he served in various capacities with Texaco, Inc.

There are no family relationships among our directors and executive officers. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past five years. No director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past five years. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past five years. No director or officer has been found by a court to have violated a federal or state securities or commodities law during the past five years.

Audit Committee and Audit Committee Financial Expert

We have an audit committee comprising three directors - Francis K. Ling, Gordon C. McDougall and Neil Lande. Our board of directors has determined that only one member of our audit committee, Francis K. Ling is a financial expert, as that term is defined under applicable securities regulations. Mr. Ling is our Chief Financial Officer and is, therefore, not “independent,” as that term is used in Item 7(d)(3)(iv) of Schedule 14 under the Securities Exchange Act of 1934. Although Mr. Ling is not “independent,” our board of directors determined that his presence on the committee is in the best interests of the Company due to his significant experience and knowledge regarding the subject within the Audit Committee’s oversight and the fact that he is the only director qualifying as an “audit committee financial expert.” Because of our limited resources and these exceptional circumstances, we view his presence on the Audit Committee as necessary and appropriate, despite the fact that the Audit Committee’s charged duties include oversight of Mr. Ling’s performance as our Chief Financial Officer. In order to mitigate the potential conflicts that arise from Mr. Ling’s service as a committee charged with his own oversight, Mr. Ling recuses himself from committee deliberations as appropriate.

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

Based solely on our review of the copies of such reports received by us, we believe that for the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to our officers, directors and 10% Shareholders were complied with, except (i) John Punzo, Chief Executive Officer, Chairman and director, was late in reporting two transactions on Form 4 – Statement of Changes in Beneficial Ownership; (ii) Gordon C. McDougall, President and director, was late in filing an Initial Statement of Beneficial Ownership of Securities on Form 3 reporting holdings of common stock and options to purchase shares of our common stock; (iii) Francis K. Ling, Chief Financial Officer and director, was late in filing an Initial Statement of Beneficial Ownership of Securities on Form 3 reporting no holdings, and was late in reporting two transactions on Form 4 – Statement of Changes in Beneficial Ownership; (iii) Gordon C. McDougall, a director, was late in reporting four transactions on Form 4 – Statement of Changes in Beneficial Ownership; (iv) Roger D. Williams, a director, was late in filing an Initial Statement of Beneficial Ownership of Securities on Form 3 reporting holdings of options to purchase shares of our common stock, and was late reporting one transaction on Form 4 – Statement of Changes in Beneficial Ownership; (v) Neil Lande, director, was late in filing an Initial Statement of Beneficial Ownership of Securities on Form 3 reporting holdings of options to purchase shares of our common stock, and was late reporting one transaction on Form 4 – Statement of Changes in Beneficial Ownership; (vi) Severino Amorelli, a former director, was late in reporting one transaction on Form 4 – Statement of Changes in Beneficial Ownership; and (vii) James F. Whiteside, a former director and former President, Oil Sands Division was late in filing an Initial Statement of Beneficial Ownership of Securities on Form 3 reporting no holdings, and was late reporting three transactions on Form 4 – Statement of Changes in Beneficial Ownership.

Code of Ethics

We have adopted a code of ethics which applies to all our directors, officers and employees.  A copy of our “Code of Ethics and Business Conduct for Officers, Directors and Employees” is incorporated by reference as Exhibit 14.1 hereto.  In the event that we make any amendments to, or grant any waivers of, a provision of our Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to the principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable Securities and Exchange Commission rules, we intend to disclose such amendment or waiver and the reasons therefor in a Form 8-K or in our next periodic report.

Item 10.

 Executive Compensation

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to our Chief Executive Officer, to our two most highly compensated executive officers who were serving as executive officers at December 31, 2006, other than our Chief Executive Officer, and up to two additional individuals for whom disclosure would have been required but for the fact that the individuals were not serving as executive officers at December 31, 2006 (collectively, the “Named Executed Officers”).

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards [1] ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- Sation Earnings ($)	All Other Compen- sation ($)	Total ($)
John Punzo, CEO	2006	-	-	-	2,464,261 [2]	-	-	531,700 [3]	2,995,961
	2005				149,217			146,000 [3]	295,217
Michael S Studdard, President	2006	-	-	-	1,433,744	-	-	70,800	1,504,544
	2005	-	-	-	-	-	-	-	-
Tom J Temples, Vice President	2006	-	-	-	1,433,744	-	-	70,800	1,504,544
	2005	-	-	-	-	-	-	-	-

1.

The value of option awards vested during the year are based upon the assumptions described in note 17, “Stock-Based Compensation,” in the notes to the consolidated financial statements for the year ended December 31, 2006 and are deemed part of the disclosure herein.

2.

Includes $0.8 million representing the value of option awards vested during the year in respect of compensation for service as a director.

3.

Fees paid to Panterra Capital Inc., a private company controlled by John Punzo, including a bonus of $0.4 million (2005 – nil) and office rent of $3,600 (2005 – $2,700).

The material terms of each Named Executive Officer’s services agreement or arrangement is as follows:

1.

On October 1, 2005, we entered into a five year management agreement with Panterra Capital Inc., a private company the sole shareholder of which is John Punzo, our Chief Executive Officer, Chairman and a director. This management agreement contains the following provisions: a monthly fee of $14,000 ($164,000 annually); the grant of stock options to purchase not less than 1,000,000 shares of our common stock per year (issuable to Mr. Punzo at Panterra’s request); and upon termination of the agreement by us, a severance payment equal to $164 ,000 representing 12 months of fees. We recognize that the agreement with Panterra creates a potential conflict of interest with respect to Mr. Punzo and the enforcement of the agreement. On August 10, 2006, we made a $0.4 million bonus payment to Panterra.

2.

On July 25, 2006, we entered into a three-year consulting agreement with Michael S. Studdard, who was appointed our President and a director on August 21, 2006. This consulting agreement contains the following provisions: a monthly fee of $12,000 ($142,000 annually) during the first year and $17,000 ($0.2 million annually) in subsequent years; the grant of stock options to purchase 2,000,000 shares of our common stock at $1.50 per share, which options vest at a rate of 166,667 shares per calendar quarter; and in the event of termination of the agreement by us without cause, severance fees equal to the monthly fees otherwise payable between the date of termination and July 25, 2009.

3.

On July 25, 2006, we entered into a three-year consulting agreement with Tom J. Temples, who was appointed our Vice President of Exploration and Production on August 21, 2006. This consulting agreement contains the following provisions: a monthly fee of $12,000 ($142,000 annually) during the first year and $17,000 ($0.2 million annually) in subsequent years; the grant of stock options to purchase 2,000,000 shares of our common stock at $1.50 per share, which options vest at a rate of 166,667 shares per calendar quarter; and in the event of termination of the agreement by us without cause, severance fees equal to the monthly fees otherwise payable between the date of termination and July 25, 2009.

In order to secure the services provided under the contracts discussed above, the contracting parties required that the Company enter into independent contractor consulting arrangements with the individuals or entities providing those services. As such, the Company neither withholds nor remits payroll taxes on behalf of any of our independent contractors or their employees (see “Risk Factors – If Our Independent Contractors are Characterized as Employees, We Would Be Subject to Employment and Withholding Liabilities, Past Taxes and Penalties.”).

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning unexercised options, stock that has not vested, and equity incentive awards outstanding as of December 31, 2006 for each of the Named Executive Officers:

Outstanding Equity Awards at Fiscal Year End Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
John Punzo, CEO	480,000 1,000,000 500,000	- - -	- - -	$0.25 $0.50 $3.85	February 28, 2008 February 28, 2009 February 28, 2009
Michael S. Studdard, President	391,668 [1]	-	1,958,332	$1.50	June 15, 2009
Tom J. Temples, Vice President	391,668 [1]	-	1,958,332	$1.50	June 15, 2009

1.

The stock options granted to Michael S. Studdard and Tom J. Temples each vest at a rate of 195,834 options per calendar quarter commencing July 1, 2006.

Outstanding Equity Awards at Fiscal Year End Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Marker Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
John Punzo, CEO	-	-	-	-
Michael S. Studdard, President	-	-	-	-
Tom J. Temples, Vice President	-	-	-	-

The material terms of our agreements with our Named Executive Officers relating to the payment of retirement benefits, and payments in connection with their resignation, termination or change in responsibilities following a change of control are described in “Summary Compensation Table” above.

Compensation of Directors

The following table sets forth information concerning the compensation of our directors, excluding Named Executive Officers who are also directors, for the year ended December 31, 2006:

Directors Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
George D. Barnes	-	-	-	-	-	1,492,744 [1]	1,492,744 [1]
Neil Lande	-	-	461,343 [2]	-	-	-	461,343
Francis K. Ling	-	-	-	-	-	292,563 [3]	292,563
Gordon C. McDougall	-	-	821,775 [4]	-	-	173,237	995,012
Roger D. Williams	-	-	170,994 [5]	-	-	-	170,994
Severino Amorelli	-	-	821,775 [6]	-	-	-	821,775
James F. Whiteside	-	-	-	-	-	176,282 [7]	176,282

1.

Mr. Barnes received no compensation in respect of his services as a director in 2006, however he received fees totaling $59,000 and option awards vested in 2006 valued at $1,433,744 in respect of his service in 2006 as our Vice President of Operations.

2.

Directors’ options to purchase 200,000 shares of our common stock at a price of $4.20 per share until June 15, 2009 were outstanding as of December 31, 2006.

3.

Mr. Ling received no compensation in respect of his services as a director in 2006, however he received fees totaling $70,000 and option awards vested in 2006 valued at $222,563 in respect of his service in 2006 as our Chief Financial Officer.

4.

Directors’ options to purchase 200,000 shares of our common stock at a price of $0.50 per share until May 29, 2009 were outstanding as of December 31, 2006.  Mr. McDougall received fees totaling $64,800 and option awards vested in 2006 valued at $108,437 in respect of his service until August 21, 2006 as our President.

5.

Directors’ options to purchase 250,000 shares of our common stock at a price of $1.50 per share until February 28, 2011 were outstanding as of December 31, 2006.

6.

Directors’ options to purchase 200,000 shares of our common stock at a price of $0.50 per share until May 29, 2009 were outstanding as of December 31, 2006.  Mr. Amorelli ceased to be a director on June 15, 2006.

7.

Mr. Whiteside received no compensation in respect of his services as a director in 2006, however he received fees totaling $65,000 and option awards vested in 2006 valued at $111,282 in respect of his service until July June 6, 2006 as our President of Oil Sands Development and as a consultant.  Mr. Whiteside ceased to be a director on April 4, 2006.

During 2006, we did not have a standard compensation arrangement for our directors.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2006 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	-	-	n/a
Equity compensation plans not approved by security holders	14,813,500	$1.28	n/a
Total	14,813,500	$1.28	n/a

Security Ownership of Certain Beneficial Owners

The following table provides information regarding our shares of outstanding Common Stock beneficially owned as of April 10, 2007 by (a) each person who is known to us to be the beneficial owner of more than 5% of any class of our outstanding voting securities, (b) each of our directors, (c) each of our Named Executive Officers, and (d) all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes a voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of Common Stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days of the date of this prospectus, are deemed beneficially owned and outstanding from computing the percentage of the person holding such securities, but are not considered outstanding for computing the percentage of any other person, except with respect to group totals.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	% of Class
5% Beneficial Owners [1]
Roboco Energy, Inc. [2] 5110 Anderson County Road 2206, Palestine, TX	Common	1,500,000	6.2%
Directors
Roger D. Williams 34956 Vintage Place, Roundhill, VA	Common	232,550 [3]	1.0%
Neil Lande 5814 Tanglewood Park, Houston, TX	Common	210,000 [4]	0.9%
Gordon C. McDougall 15577 Columbia Avenue, White Rock, BC, Canada	Common	2,168,000 [5]	8.5%
George D. Barnes 1006 Anderson County Road 2212, Palestine, TX	Common	2,908,336 [6]	11.7%
Francis K. Ling 6924 Stewart Road, Delta, BC, Canada	Common	907,500 [7]	3.6%
Named Executive Officers
John Punzo 16149 Morgan Creek Crescent, South Surrey, BC, Canada	Common	2,757,500 [8]	10.6%
Michael S. Studdard 5110 Anderson County Road 2206, Palestine, TX	Common	2,283,336 [9]	9.2%
Tom J. Temples 415 Hollenbeck Road, Irmo, SC	Common	2,283,336 [10]	9.2%
All Directors and Executive Officers as a Group	Common	10,750,558 [11]	34.6%

1.     On July 25, 2006, we entered into several agreements with investors in a private placement transaction, providing for the issuance of $32,350,000 in senior secured convertible notes and warrants. The terms of the notes and warrants restrict holders from converting or exercising their notes or accompanying warrants if, after giving effect to such conversion or exercise, the holder would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such conversion or exercise. Due to the ownership restriction in the notes and warrants, we did not list any of the holders of the notes or warrants from the July 2006 private placements as 5% or greater beneficial owners in this table.

2.    A private company owned 1/3 by Mr. Michael S. Studdard, 1/3 by Mr. George D. Barnes and 1/3 by Mr. Tom J. Temples.

3.    Represents 76,300 shares of common stock owned of record by Mr. Williams and 156,250 shares of common stock issuable upon exercise of options exercisable within 60 days held by Mr. Williams.

4.    Represents 10,000 shares of common stock owned of record by Mr. Lande and 200,000 shares of common stock issuable upon exercise of options exercisable within 60 days held by Mr. Lande.

5.     Represents 648,000 shares of common stock owned of record by Mr. McDougall and 1,520,000 shares of common stock issuable upon exercise of options exercisable within 60 days held by Mr. McDougall.

6.     Represents 625,000 shares of common stock owned of record by Mr. Barnes, 1,500,000 shares of common stock owned by Roboco Energy, Inc. of which Mr. Barnes owns 1/3 of the issued and outstanding shares, and 783,336 shares of common stock issuable upon exercise of options exercisable within 60 days held by Mr. Barnes.

7.   Represents 61,500 shares of common stock owned of record by Mr. Ling and 846,000 shares of common stock issuable upon exercise of options exercisable within 60 days held by Mr. Ling.

8.     Represents 152,500 shares of common stock owned of record by Mr. Punzo, 625,000 shares of common stock owned of record by Panterra Capital Inc., a private company the sole shareholder of which is Mr. Punzo, and

1,980,000 shares of common stock issuable upon exercise of options exercisable within 60 days held by Mr. Punzo.

9.    Represents 1,500,000 shares of common stock owned by Roboco Energy, Inc. of which Mr. Studdard owns 1/3 of the issued and outstanding shares and 783,336 shares of common stock issuable upon exercise of options exercisable within 60 days held by Mr. Studdard.

10.    Represents 1,500,000 shares of common stock owned by Roboco Energy, Inc. of which Mr. Temples owns 1/3 of the issued and outstanding shares and 783,336 shares of common stock issuable upon exercise of options exercisable within 60 days held by Mr. Temples.

11.   This total counts the 1,500,000 shares of common stock owned by Roboco Energy, Inc. (and included in the share counts for its three shareholders) only once.

Item 12.  Certain Relationships and Related Transactions

Except for transactions set forth under the heading “Executive Compensation” and as set forth below, there have been no transactions or proposed transactions since the beginning of our last fiscal year requiring disclosure pursuant to Item 404 of Regulation S-B.

On July 25, 2006, we entered into a three-year consulting agreement with George D. Barnes, who was appointed our Vice President of Operations and a director on August 21, 2006. This consulting agreement contains the following provisions: a monthly fee of $12,000 ($142,000 annually) during the first year and $17,000 ($0.2 million) in subsequent years; the grant of stock options to purchase 2,000,000 shares of our common stock at $1.50 per share, which options vest at a rate of 166,667 shares per calendar quarter; and in the event of termination of the agreement by us without cause, severance fees equal to the monthly fees otherwise payable between the date of termination and July 25, 2009.

On May 29, 2006 and July 4, 2006, we granted options to George D. Barnes to purchase 2,000,000 shares and 350,000 shares, respectively, of our common stock at a price of $1.50 per share until June 15, 2009.  These options vest at a combined rate of 195,834 shares per calendar quarter commencing July 2006.  The portion of these option awards vested during the year were valued at $1.4 million.

Director Independence

We have determined that the following individuals who served as our directors during any part of the last completed fiscal year are independent, as that term is defined in Item 407 to Regulation S-B:

Name	Committee Membership
Neil Lande	Audit Committee
Roger D. Williams	None

We have determined that the following individuals who served as our directors during any part of the last completed fiscal year are not independent, as that term is defined in Item 407 to Regulation S-B:

Name	Committee Membership
John Punzo	None
Michael S. Studdard	None
Francis K. Ling	Audit Committee
George D. Barnes	None
Gordon C. McDougall	Audit Committee
Severino Amorelli	None
James F. Whiteside	None

Indemnification of Officers and Directors

The Oklahoma Statutes provide that we may indemnify our officers and directors for costs and expenses incurred in connection with the defense of actions, suits, or proceedings where the officer or director acted in good faith and in a manner he reasonably believed to be in our best interest and is a party by reason of his status as an officer or director, absent a finding of negligence or misconduct in the performance of duty.

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

Some of our officers and directors also are officers, directors, or both of other corporations. These companies may be in direct competition with us for available opportunities.

Our President, Michael S. Studdard, is an officer, director or owner of the following companies who own interests in oil and gas properties, or provide services to companies who own interests in oil and gas properties, in East Texas: Mike Studdard & Associates, PMS Leasing, Bayou Interests, Roboco Energy, Inc., Rock Bottom Oil Company, GP, LLC, and South Buffalo Partners. Our Vice President of Operations, George D. Barnes, is an officer, director or owner of the following companies who own interests in oil and gas properties, or provide services to companies who own interests in oil and gas properties, in East Texas: Barnes Drilling and Exploration, Inc., Roboco Energy, Inc., Rock Bottom Oil, GP, LLC. Our Vice President of Exploration and Production, Tom J. Temples, is an officer, director or owner of the following who own interests in oil and gas properties, or provide services to companies who own interests in oil and gas properties in, East Texas: Advanced Environmental Solutions, LLC, and Roboco Energy, Inc. Mr. Studdard, Mr. Barnes and Mr. Temples have agreed to not accept any work, enter into a contract or accept any obligation that is inconsistent or incompatible with their positions with us, but their fiduciary obligations to these companies may, from time to time, conflict with their obligations to us.

Our Code of Ethics requires all our officers and directors to avoid any action that may involve, or may appear to involve, a conflict of interests with us. However, our directors and officers may, in the future, become affiliated with other companies in businesses similar to ours. As such, they will have fiduciary duties to these other companies. To the extent that a director or officer identifies business opportunities that may be suitable for companies with whom they are affiliated, they will honor those fiduciary obligations.  Accordingly, they may not present opportunities to us that otherwise may be attractive to us unless the other companies have declined to accept such opportunities.

Our Code of Ethics requires all officers or directors to disclose to us any situation that presents the possibility of a conflict of interests. To the extent that conflicts of interest arise, such conflicts will be resolved in accordance with the provisions of the Oklahoma General Corporation Act. We will endeavor to resolve such conflicts amicably, but we cannot assure you that conflicts will be resolved in our favor.

As of December 31, 2006, we owe approximately $48,000 to our directors and officers, or to corporations owned by our directors and officers, in respect of unpaid fees and unreimbursed expenses in the ordinary course of business.  The amounts due are unsecured and are without interest and stated terms of repayment. These amounts were paid subsequent to the end of the year.

Item 13.  Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit Number	Description
Exhibit 3.1	Second Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated June 21, 2006 (File No. 000-32593))
Exhibit 3.2	Third Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Report on Form 10-QSB/A dated December 20, 2006 (File No. 000-32593))
Exhibit 3.1.1	Amended Bylaws (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-KSB dated April 17, 2006)
Exhibit 4.1

10% Secured Convertible Debenture, in connection with the Securities Purchase Agreement by and between the Company and Cornell Capital Partners, LP, dated January 12, 2006 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K dated January 23, 2006 (File No. 000-32593))

Exhibit 4.2

Warrant to purchase common stock at an exercise price of $0.60 per share, in connection with the Securities Purchase Agreement by and between the Company and Cornell Capital Partners, LP, dated January 12, 2006 (incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K dated January 23, 2006 (File No. 000-32593))

Exhibit 4.3

Warrant to purchase common stock at an exercise price of $0.80 per share, in connection with the Securities Purchase Agreement by and between the Company and Cornell Capital Partners, LP, dated January 12, 2006 (incorporated by reference to Exhibit 4.9 to the Current Report on Form 8-K dated January 23, 2006 (File No. 000-32593))

Exhibit 4.4

Warrant to purchase common stock at an exercise price of $1.00 per share, in connection with the Securities Purchase Agreement by and between the Company and Cornell Capital Partners, LP, dated January 12, 2006 (incorporated by reference to Exhibit 4.10 to the Current Report on Form 8-K dated January 23, 2006 (File No. 000-32593))

Exhibit 4.5	Form of Senior Secured Convertible Note dated July 25, 2006 (incorporated by reference to Exhibit 4.12 to the Current Report on Form 8-K dated July 27, 2006 (File No. 000-32593))
Exhibit 4.6	Form of Warrant dated July 25, 2006 (incorporated by reference to Exhibit 4.13 to the Current Report on Form 8-K dated July 27, 2006 (File No. 000-32593))
Exhibit 10.1

Management Agreement by and between the Company and Panterra Capital Inc., dated October 1, 2005 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated November 16, 2005 (File No. 000-32593))

Exhibit 10.2

Securities Purchase Agreement by and between the Company and Cornell Capital, LP, dated January 12, 2006 (incorporated by reference to the Exhibit 4.1 to the Current Report on Form 8-K dated August 23, 2006 (File No. 000-32593))

Exhibit 10.3

Security Agreement by and between the Company and Cornell Capital Partners, LP, dated January 12, 2006, in connection with the Securities Purchase Agreement (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated August 23, 2006 (File No. 000-32593))

Exhibit 10.4

Subsidiary Security Agreement by and between the Company and Cornell Capital Partners, LP, dated January 12, 2006, in connection with the Securities Purchase Agreement (incorporated by reference to the Exhibit 4.3 to the Current Report on Form 8-K dated August 23, 2006 (File No. 000-32593))

Exhibit 10.5

Investor Registration Rights Agreement by and between the Company and Cornell Capital Partners, LP, in connection with the Securities Purchase Agreement (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K dated August 23, 2006 (File No. 000-32593))

Exhibit 10.6	Form of Stock Option Agreements (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-KSB dated April 17, 2006)
Exhibit 10.7	Stock Option Agreement with Mr. John Punzo dated March 27, 2006 (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-KSB dated April 17, 2006)
Exhibit 10.8	Stock Option Agreement with Mr. John Punzo dated May 29, 2006 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-QSB dated August 16, 2006)
Exhibit 10.9	Stock Option Agreement with Mr. Gordon McDougall dated May 29, 2006 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-QSB dated August 16, 2006)
Exhibit 10.10	Stock Option Agreement with Mr. Severino Amorelli dated May 29, 2006 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-QSB dated August 16, 2006)
Exhibit 10.11	Stock Option Agreement with Mr. Roger D. Williams dated February 15, 2006 (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-QSB/A dated December 20, 2006)
Exhibit 10.12	Stock Option Agreement with Mr. Neil Lande dated June 15, 2006 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-QSB dated August 16, 2006)
Exhibit 10.13	Securities Purchase Agreement dated July 25, 2006 (incorporated by reference to Exhibit 4.11 to the Current Report on Form 8-K dated August 23, 2006 (File No. 000-32593))
Exhibit 10.14

Registration Rights Agreement by and among the Company, Castlerigg Master Investments Ltd., Cornell Capital Partners, LP, Highbridge Capital Management, LLC, CAMOFI Master LDC, GunnAllen Financial, Inc. and Sam Del Presto dated July 25, 2006 (incorporated by reference to Exhibit 4.14 to the Current Report on Form 8-K dated August 23, 2006 (File No. 000-32593))

Exhibit 10.15	Security Agreement by and between the Company and dated July 25, 2006 (incorporated by reference to Exhibit 4.15 to the Current Report on Form 8-K dated August 23, 2006 (File No. 000-32593))
Exhibit 10.16

Intercreditor and Subordination Agreement by and among the Company, Wentworth Oil & Gas, Inc., Cornell Capital Partners, LP and Castlerigg Master Investments Ltd. dated July 25, 2006 (incorporated by reference to Exhibit 4.16 to the Current Report on Form 8-K dated July 27, 2006 (File No. 000-32593))

Exhibit 10.17

Pledge Agreement by the Company and Wentworth Oil & Gas, Inc. dated July 25, 2006 (incorporated by reference to Exhibit 4.17 to the Current Report on Form 8-K dated August 23, 2006 (File No. 000-32593))

Exhibit 10.18	Guaranty Agreement by Wentworth Oil & Gas, Inc. dated July 25, 2006 (incorporated by reference to Exhibit 4.18 to the Current Report on Form 8-K dated August 23, 2006 (File No. 000-32593))
Exhibit 10.19

Letter Agreement by and between the Company and Cornell Capital Partners, LP dated July 20, 2006 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K dated August 23, 2006 (File No. 000-32593))

Exhibit 10.20

Letter Agreement by and between the Company and Cornell Capital Partners, LP dated July 25, 2006 (incorporated by reference to Exhibit 10.27 to the Report on Form 10-QSB/A dated December 20, 2006 (File No. 000-32593))

Exhibit 10.21

Placement Agent Agreement by and between the Company and Ehrenkrantz King Nussbaum, Inc. dated April 5, 2006, as amended June 30, 2006 (incorporated by reference to Exhibits 10.8, 10.9 and 10.10 to the Current Report on Form 8-K dated August 23, 2006 (File No. 000-32593))

Exhibit 10.22

Investment Banking Agreement by and between Wentworth Energy, Inc. and GunnAllen Financial, Inc. dated April 7, 2006, as amended July 17, 2006 (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K dated August 23, 2006 (File No. 000-32593))

Exhibit 10.23

Professional Services Agreement by and between Wentworth Energy, Inc. and Cole Business Development, LLC dated June 7, 2006 (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K dated August 23, 2006 (File No. 000-32593))

Exhibit 10.24

Engagement Agreement by and between Wentworth Energy, Inc. and Sam Del Presto dated April 12, 2006, as amended April 12, 2006, as further amended July 7, 2006, as further amended July 21, 2006 and as further amended July 23, 2006 (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K dated August 23, 2006 (File No. 000-32593))

Exhibit 10.25

Pledge Agreement by Barnico Drilling, Inc. dated August 8, 2006 (incorporated by reference to Exhibit 10.32 to the Registration Statement Under the Securities Act of 1933 on SB-2 dated August 24, 2006 (File No. 333-136878))

Exhibit 10.26

Guaranty Agreement by Barnico Drilling, Inc. dated August 8, 2006 (incorporated by reference to Exhibit 10.33 to the Registration Statement Under the Securities Act of 1933 on SB-2 dated August 24, 2006 (File No. 333-136878))

Exhibit 10.27

Joinder Agreement by and between Barnico Drilling, Inc. and Castlerigg Master Investments, Ltd. Dated August 8, 2006 (incorporated by reference to Exhibit 10.34 to the Registration Statement Under the Securities Act of 1933 on SB-2 dated August 24, 2006 (File No. 333-136878))

Exhibit 10.28	Consulting Agreement between Wentworth Energy, Inc. and Michael S. Studdard dated July 25, 2006 (incorporated by reference to Exhibit 10.28 to the Current Report on Form 8-K dated August 22, 2006)
Exhibit 10.29	Consulting Agreement between Wentworth Energy, Inc. and George Barnes, dated July 25, 2006 (incorporated by reference to Exhibit 10.29 to the Current Report on Form 8-K dated August 22, 2006)
Exhibit 10.30	Consulting Agreement between Wentworth Energy, Inc. and Tom J. Temples, dated July 25, 2006 (incorporated by reference to Exhibit 10.30 to the Current Report on Form 8-K dated August 22, 2006)
Exhibit 10.31

Incentive Stock Option Agreement between Wentworth Energy, Inc. and Michael S. Studdard, dated May 29, 2006 (incorporated by reference to Exhibit 10.31 to the Current Report on Form 8-K dated August 22, 2006)

Exhibit 10.32

Incentive Stock Option Agreement between Wentworth Energy, Inc. and George Barnes, dated May 29, 2006

(incorporated by reference to Exhibit 10.32 to the Current Report on Form 8-K dated August 22, 2006)

Exhibit 10.33

Incentive Stock Option Agreement between Wentworth Energy, Inc. and Tom J. Temples, dated May 29, 2006

(incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K dated August 22, 2006)

Exhibit 10.34

Incentive Stock Option Agreement between Wentworth Energy, Inc. and Michael S. Studdard, dated July 4, 2006 (incorporated by reference to Exhibit 10.34 to the Current Report on Form 8-K dated August 22, 2006)

Exhibit 10.35

Incentive Stock Option Agreement between Wentworth Energy, Inc. and George Barnes, dated July 4, 2006

(incorporated by reference to Exhibit 10.35 to the Current Report on Form 8-K dated August 22, 2006)

Exhibit 10.36

Incentive Stock Option Agreement between Wentworth Energy, Inc. and Tom J. Temples, dated July 4, 2006

(incorporated by reference to Exhibit 10.36 to the Current Report on Form 8-K dated August 22, 2006)

Exhibit 10.37	Agreement of Purchase and Sale of the P.D.C. Ball Limited Partnership Mineral & Royalty Estate (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K dated August 2, 2006)
Exhibit 10.38

Stock Purchase Agreement between Wentworth Energy, Inc. and George Barnes, JoAnn Barnes, H.E. (Buster)

Barnes and LaDeena Barnes Smith (incorporated by reference to Exhibit 10.25 to the Current Report on Form 8-K dated August 2, 2006)

Exhibit 10.39

Mineral Deed Without Warranty as to Oil, Gas and their Constituent Elements between P.D.C. Ball Limited

Partnership and Roboco Energy, Inc. as to Jones County, Texas properties, dated June 2, 2006 (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K dated August 2, 2006)

Exhibit 10.40

Mineral Deed Without Warranty as to Oil, Gas and their Constituent Elements between P.D.C. Ball Limited

Partnership and Roboco Energy, Inc. as to Anderson County, Texas properties, dated June 2, 2006 (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K dated August 2, 2006)

Exhibit 10.41

Mineral Deed Without Warranty as to Oil, Gas and their Constituent Elements between P.D.C. Ball Limited Partnership and Roboco Energy, Inc. as to Freestone County, Texas properties, dated July 26, 2006 (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K dated August 2, 2006)

Exhibit 10.42

Mineral Deed Without Warranty as to Oil, Gas and their Constituent Elements between Roboco Energy, Inc. and Wentworth Energy, Inc. as to Jones County, Texas properties, dated June 12, 2006 (incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K dated August 2, 2006)

Exhibit 10.43

Mineral Deed Without Warranty as to Oil, Gas and their Constituent Elements between Roboco Energy, Inc. and Wentworth Energy, Inc. as to Anderson County, Texas properties, dated June 12, 2006 (incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K dated August 2, 2006)

Exhibit 10.44

Mineral Deed Without Warranty as to Oil, Gas and their Constituent Elements between Roboco Energy, Inc. and Wentworth Energy, Inc. as to Freestone County, Texas properties, dated July 26, 2006 (incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K dated August 2, 2006)

Exhibit 10.45

Overriding Royalty Interest Deed between Roboco Energy, Inc. and Wentworth Energy, Inc., as to Jones County, Texas Properties, dated July 20, 2006 (incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K dated August 2, 2006)

Exhibit 10.46

Overriding Royalty Interest Deed between George Barnes, Joann Barnes, H.E. (Buster) Barnes and LaDeena Smith and Wentworth Energy, Inc., as to Jones County, Texas Properties, dated July 20, 2006 (incorporated by reference to Exhibit 10.22.1 to the Current Report on Form 8-K dated August 2, 2006)

Exhibit 10.47

Overriding Royalty Interest Deed between Roboco Energy, Inc. and Wentworth Energy, Inc., as to Anderson County, Texas Properties, dated July 20, 2006 (incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K dated August 2, 2006)

Exhibit 10.48

Overriding Royalty Interest Deed between George Barnes, Joann Barnes, H.E. (Buster) Barnes and LaDeena Smith and Wentworth Energy, Inc., as to Anderson County, Texas Properties, dated July 20, 2006 (incorporated by reference to Exhibit 10.23.1 to the Current Report on Form 8-K dated August 2, 2006)

Exhibit 10.49

Overriding Royalty Interest Deed between Roboco Energy, Inc. and Wentworth Energy, Inc., as to Freestone Count, Texas Properties, dated July 20, 2006 (incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K dated August 2, 2006)

Exhibit 10.50

Overriding Royalty Interest Deed between George Barnes, Joann Barnes, H.E. (Buster) Barnes and LaDeena Smith and Wentworth Energy, Inc., as to Freestone County, Texas Properties, dated July 20, 2006 (incorporated by reference to Exhibit 10.24.1 to the Current Report on Form 8-K dated August 2, 2006)

Exhibit 14.1	Code of Ethics and Business Conduct for Officers, Directors and Employees (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-KSB dated April 17, 2006)
Exhibit 16.1	Changes in Registrant’s Certifying Accountant (incorporated by reference to the Current Report on Form 8-K dated May 3, 2006 (File No. 000-32593))
* Exhibit 21	Subsidiaries
* Exhibit 31.1	Rule 13a-14a/15d-14(a) Certification by Chief Executive Officer
* Exhibit 31.2	Rule 13a-14a/15d-14(a) Certification by Chief Financial Officer
* Exhibit 32.1	Section 1350 Certification by Chief Executive Officer
* Exhibit 32.2	Section 1350 Certification by Chief Financial Officer
Exhibit 99.1	Press Release dated July 25, 2006 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated July 27, 2006 (file No. 000-32593))

*

Filed herewith

Item 14.  Principal Accountant Fees and Services

Audit Fees

The fees to Hein & Associates LLP for the audit of our annual statements and review of the quarterly reports for the fiscal year ended December 31, 2006 are estimated at $141,000. Other fees to Hein and Associates were approximately $62,000. The fees for the audit of the annual statements for the fiscal year ended December 31, 2005 totalled $27,000 and was performed by MacKay, LLP, Chartered Accountants. Other fees to MacKay, LLP, totalled $24,000.

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

Date: April 23, 2007

/s/ John Punzo

John Punzo, Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WENTWORTH ENERGY, INC.

Date: April 23, 2007

/s/ John Punzo

John Punzo, Chief Executive Officer and Director

Date: April 23, 2007

/s/ Michael S. Studdard

Michael S. Studdard, President and Director

Date: April 23, 2007

/s/ Francis K. Ling

Francis K. Ling, Chief Financial Officer and Director

Date: April 23, 2007

/s/ George D. Barnes

George D. Barnes, Vice President of Operations and Director

Date: April 23, 2007

/s/ Gordon C. McDougall

Gordon C. McDougall, Director

Date: April 23, 2007

/s/ Roger D. Williams

Roger D. Williams, Director

Date: April 23, 2007

/s/ Neil Lande

Neil Lande, Director

Wentworth Energy, Inc.
Consolidated Financial Statements

Report of Independent Public Accounting Firm

To the Board of Directors and Stockholders

Wentworth Energy, Inc.

Palestine, Texas

We have audited the accompanying consolidated balance sheet of Wentworth Energy, Inc. as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wentworth Energy, Inc. at December 31, 2006 and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is uncertain whether it will be able to achieve profitable operations, successfully restructure its debt or raise additional capital. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HEIN & ASSOCIATES LLP
Dallas, Texas
April 23, 2007

Report of Independent Registered Public Accounting Firm

To the Shareholders of

Wentworth Energy, Inc.

(formerly Avondale Capital I Corp.)

(an Exploration Stage Enterprise)

Vancouver, British Columbia, Canada

We have audited the consolidated balance sheet of Wentworth Energy, Inc. (formerly Avondale Capital I Corp.) (an exploration stage enterprise) as at December 31, 2005 and the consolidated statements of operations and deficit, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatements.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe our audit forms a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at December 31, 2005 and the results of their operations and their cash flows for the year ended December 31, 2005 in accordance with U.S. generally accepted accounting principles.

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

/s/ MacKay LLP

April 13, 2006, except notes 9, 13 and 17

Chartered Accountants

    dated December 13, 2006

Wentworth Energy, Inc,
Consolidated Balance Sheets
December 31, 2006 and 2005
	2006	2005
Assets
Current
Cash	$ 4,445,489	$ 107,397
Certificate of Deposit	-	7,441
Accounts receivable and accrued receivables	604,283	-
Unbilled Receivables	56,625	-
Employee advances	3,708	-
Note receivable	300,000	-
Federal Income Tax Receivable	133,285	-
Prepaid expenses	92,368	66,995
Total current assets	5,635,758	181,833

Long term
Restricted cash	2,676,019	-
Certificate of Deposit - restricted	25,430
Oil and gas properties (successful efforts):
Royalty interest, net	294,552	-
Proved oil and gas properties	20,847,589
Unproved oil and gas properties	10,251,718	297,101
Support equipment, net	1,908,000	-
Equipment, net	4,305,878	2,008
Deferred finance costs	9,831,201	11,333

Total Assets	$ 55,776,145	$ 492,275

Liabilities
Current
Accounts payable and accrued liabilities	$ 16,978,975	$ 164,774
Share subscriptions received	-	60,725
Convertible loans payable	-	183,500
Convertible debentures payable	1,144,652	-
Discount on convertible debentures payable	(711,179)	-
Senior secured convertible notes payable	32,350,000	-
Discount on senior secured convertible notes payable	(27,632,291)	-
Due to related parties	47,692	51,654
Deferred gain	300,000	-
Derivative contract liabilities	95,693,748	-
Total current liabilities	118,171,597	460,653
Asset retirement obligation	155,241	189,000

Total Liabilities	118,326,838	649,653

Commitments and contingencies (Note 19)

Stockholders’ Deficit
Preferred stock, $0.001 par value
2,000,000 shares authorized
Nil shares issued and outstanding	-	-
Common stock, $0.001 par value
300,000,000 shares authorized 23,782,498 and
15,132,111 issued and outstanding 2006 and
2005, respectively	23,782	15,132
Additional paid in capital	26,605,238	2,473,370
Accumulated Deficit	(89,179,713)	(2,645,880)
Total Stockholders’ Deficit	(62,550,693)	(157,378)
Total Liabilities and Stockholders’ Deficit	$ 55,776,145	$ 492,275

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc,
Consolidated Statements of Operations
For the years ended December 31, 2006 and 2005
	2006	2005

Revenue
Drilling revenue	$ 2,864,624	$ -
Oil and gas revenue	176,178	29,673
Gain on sale of oil and gas properties	173,053	-
Total revenue	3,213,855	29,673

Operating Expenses
Production costs	136,007	46,478
Drilling costs	990,750	-
Salaries and taxes	1,038,416	-
Depreciation and depletion	270,195	619
Property evaluation costs	56,390	10,000
Impairment of oil and gas properties	204,713	312,200
Total operating expenses	2,696,471	369,297
Gross profit (loss)	517,384	(339,624)

Expenses
General and administrative	14,837,543	153,829
Finance costs	23,632,710	1,906,121
Total expenses	38,470,253	2,059,950

Loss from operations	(37,952,869)	(2,399,574)

Other (Revenue) Expense Items
Interest income	(134,257)	-
Equity in loss of investment	593,735	-
Loss on derivative contracts	53,327,685	-
Write down of option payments	-	100,000
Total other (revenue) expense items	53,787,163	100,000

Loss before income tax benefit	(91,740,032)	(2,499,574)

Income tax benefit	(5,206,199)	-

Net loss	(86,533,833)	(2,499,574)

Deficit, beginning of period	(2,645,880)	(146,306)

Deficit, end of period	$ (89,179,713)	$ (2,645,880)

Basic and diluted loss per share	$ (4.44)	$ (0.23)

Weighted average shares outstanding – basis and diluted	19,483,885	10,921,989

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.
Consolidated Statements of Stockholders’ Deficit
From December 31, 2004 to December 31, 2006

	Number of shares	Par Value	Additional Paid in Capital	Treasury Stock	Deficit Accumulated	Total

Balance, December 31, 2004	4,770,000	$ 4,770	$ 171,630	$(10,000)	$ (146,306)	$ 20,094

Issuance of common stock for cash	7,374,754	7,374	1,018,003	-	-	1,025,377

Issuance of common stock for services	775,357	776	245,239	-	-	246,015

Issuance of stock to purchase Wentworth Oil & Gas, Inc.	1,596,000	1,596	(75,730)	10,000	-	(64,134)

Issuance of common stock for debt settlement	50,000	50	12,450	-	-	12,500

Issuance of common stock for bonus on convertible note	36,000	36	16,464	-	-	16,500

Additional paid-in capital from convertible line of credit financing	-	-	16,209	-	-	16,209

Cancellation of common stock for nonpayment	(500,000)	(500)	(4,500)	-	-	(5,000)

Issuance of common stock for origination fee on loan agreement	100,000	100	24,900	-	-	25,000

Issuance of common stock to purchase leases	10,000	10	8,090	-	-	8,100

Issuance of common stock upon exercise of options	840,000	840	209,160	-	-	210,000

Issuance of common stock for consultant’s fee	80,000	80	19,920	-	-	20,000

Stock based compensation	-	-	811,535	-	-	811,535

Net loss for the period	-	-	-	-	(2,499,574)	(2,499,574)

Balance December 31, 2005	15,132,111	$ 15,132	$ 2,473,370	$ -	$ (2,645,880)	$ (157,378)

Issuance of common stock for services	247,500	248	323,927	-	-	324,175

Issuance of common stock for payable settlement	408,586	408	546,632	-	-	547,040

Issuance of common stock upon exercise of options	1,021,500	1,021	337,229	-	-	338,250

Issuance of common stock upon exercise of warrants	1,516,622	1,517	1,412,971	-	-	1,414,488

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.
Consolidated Statements of Stockholders’ Deficit
From December 31, 2004 to December 31, 2006

	Number of shares	Par Value	Additional Paid in Capital	Treasury Stock	Deficit Accumulated	Total

Issuance of common stock for commitment fee	100,000	100	63,900	-	-	64,000

Issuance of common stock to pledge as security for debt	7,758,000	7,758	-	(7,758)	-	-

Issuance of common stock for finders’ fees	74,231	74	61,176	-	-	61,250

Issuance of common stock upon conversion of debt	806,948	807	627,693	-	-	628,500

Issuance of common stock for cash	125,000	125	499,875	-	-	500,000

Issuance of common stock for equity investment	200,000	200	377,800	-	-	378,000

Stock based compensation	-	-	11,077,860	-	-	11,077,860

Reclassification of warrants	-	-	(330,365)	-	-	(330,365)

Issuance of common stock to purchase Barnico Drilling, Inc. and oil and gas mineral interest	4,250,000	4,250	9,263,070	-	-	9,267,320

Cancellation of treasury stock	(7,758,000)	(7,758)	-	7,758	-	-

Cancellation of common stock	(200,000)	(200)	(259,800)	-	-	(260,000)

Issuance of common stock for replacement of cancelled shares	100,000	100	129,900	-	-	130,000

Net loss for the period	-	-	-	-	(86,533,833)	(86,533,833)
Balance December 31, 2006	23,782,498	$23,782	$26,605,238	$ -	$(89,179,713)	$(62,550,693)

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2006 and 2005
2006	2005

Cash provided by (used in)
Operating activities
Net loss for the year	$ (86,533,833)	$ (2,499,574)
Adjustments for:
Depreciation and depletion	270,195	619
Stock based compensation	11,077,860	811,535
Amortization of discount on convertible debentures	5,506,529	-
Equity in loss of investment	593,735	-
Accretion of ARO liability	9,668	-
Loss on derivative contracts	53,327,685	-
Amortization of deferred financing costs	1,839,898	-
Interest on convertible line of credit	-	16,209
Impairment of oil and gas properties	204,713	312,200
Write-down of option payments	-	100,000
Stock issued for services and other	324,175	153,386
Gain on sales of oil and gas leases	(173,053)	-
Deferred income tax expense (benefit)	(5,206,199)	-
Change in non-cash working capital items:
Trade accounts and other receivables	(233,528)	(4,647)
Prepaid expenses	(25,373)	11,763
Accounts payable and accrued liabilities	15,368,428	(51,761)
Deferred revenue	(224,731)
Due to related parties	4,140	46,298
Net cash used by operating activities	(3,869,691)	(1,103,972)

Investment activities
Cash received on recapitalization	-	5,821
Cash invested in Red Rock Oil Sands, Inc.	(5,468)	-
Increase in restricted cash	(2,676,019)	-
Oil and gas property purchase and additions	(2,759,445)	(390,204)
Proceeds from sale of oil and gas property interest	2,676,018	180,463
Proceeds from sale of oil and gas leases	300,000	-
KLE Mineral Holdings, LLC option payments	-	(30,000)
Purchase of certificate of deposit	(25,430)	-
Acquisition of P.D.C. Ball oil and gas properties, and Barnico, net of cash balance acquired	(22,052,558)	-
Equipment purchases	(547,636)	(1,012)
Net cash used by investing activities	(25,090,538)	(234,932)

Financing activities
Deferred finance costs	-	(12,500)
Proceeds from notes payable	500,000	183,500
Proceeds from line of credit	-	282,881
Proceeds from senior secured convertible notes and convertible debentures payable, net of related costs	30,724,797	-
Repayment of line of credit	-	(282,881)
Share subscription payable	(1,500)	39,924
Common stock issued for cash, including exercise of options	2,075,024	1,235,377
Net cash provided by financing activities	33,298,321	1,446,301

Increase in cash	4,338,092	107,397

Cash, beginning of period	107,397	-

Cash, end of period	$ 4,445,489	$ 107,397

Supplemental cash flow information
Interest paid	$ 580,510	$ 8,881
Income taxes paid	$ 259,575	$ -

Supplemental non-cash information (note 15)

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006

1.

Nature of Operations

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

On February 24, 2005, the Company changed its name from Avondale Capital I Corp. to Wentworth Energy, Inc. (“Wentworth”) and on March 24, 2005 undertook a 2:1 stock split by way of a stock dividend.  All references to common stock have been retroactively restated.  Effective May 12, 2005, the Company completed the acquisition of Wentworth Oil & Gas, Inc., a private Nevada corporation.

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

In March 2006, we invested in a corporation, Wentworth Oil Sands, Inc. (now named Redrock Oil Sands, Inc., “Redrock”), with Petromax Technologies LLC to develop technology to extract oil from the tar sands.  Under the agreement, the Company issued to Petromax 200,000 shares of its common stock valued at $0.4 million and options to purchase 300,000 shares of our common stock at $1.25 per share. The Company also contributed to Redrock the Company’s Asphalt Ridge Tar Sand leases near Vernal, Utah, for which the Company paid $0.1 million. We own 2.5 million shares of Redrock, which represent 23.5% of Redrock’s issued and outstanding common shares.  The Company accounted for this transaction as an equity investment.  Redrock ceased use of the Petromax technology when it proved commercially unviable.  Petromax has since agreed with us to exchange its 200,000 shares and 300,000 options in our common stock for a lesser position of 100,000 shares and 150,000 options to purchase common stock at $1.50 per share, respectively.  Redrock subsequently entered into a licensing agreement with TDI Technology, Inc. pursuant to which Redrock was funded further development and testing of TDI’s processing technology for the extraction of bitumen from oil sands. The TDI technology proved to be commercially unviable. Accordingly, management reduced the Company’s book value on this investment of $0.6 million to zero.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006

1.

Nature of Operations (continued)

In July 2006, the Company acquired a 90% mineral rights interest covering 27,557 gross acres from Roboco Energy, Inc. (“Roboco”) contemporaneously with the acquisition of Barnico Drilling, Inc. (“Barnico”), an East Texas-based drilling contractor with two drilling rigs. The acquisition was funded through the issuance of $32.4 million of senior secured convertible notes. (See Note 8 for additional information regarding the senior notes). As of the acquisition of Barnico, an established drilling company, Wentworth is no longer considered to be in the exploration stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”  Additional detail regarding the July 26, 2006 closing of this acquisition of mineral rights and Barnico, and the July 25, 2006 closing of the related private placement, follows:

Mineral Rights.  On March 29, 2006, the Company entered into an Agreement of Purchase and Sale of the P.D.C. Ball Limited Partnership mineral and royalty estate from Roboco to acquire certain assets of the P.D.C. Ball Limited Partnership.  Pursuant to the terms of the agreement, the Company agreed to purchase 90% of the right, title, and interest in land, minerals, royalties, and leases pertaining to the oil, gas, and liquid hydrocarbons for the total of $17.7 million in cash and 1,500,000 common shares.

Barnico.  On March 27, 2006, the Company entered into a Stock Purchase Agreement with the stockholders of Barnico to acquire 100% of its common stock.  Barnico is a contract oil and gas drilling company located in Palestine, Texas.  The purchase price paid to the stockholders of Barnico consisted of $5.0 million in cash and 2,500,000 common shares of the Company.  The Company also issued an additional 250,000 common shares for a finder’s fee to two unrelated third parties.

Barnico is a provider of contract land drilling services for oil and gas development companies in the East and South Texas regions.

The acquisitions of the mineral rights and Barnico were treated as one transaction for accounting purposes due to common ownership of each and the fact the Company and seller would not have completed one transaction without the other.

On July 25, 2006, the Company entered into several agreements with investors in a private placement transaction providing for, among other things, the issuance of $32.4 million in senior secured convertible notes and Series A and Series B Warrants to purchase 46,214,286 and 16,175,000 shares of common stock, respectively, at an initial price of $1.40 per share until July 2011. The senior secured convertible notes bear interest at 9.15%, have a final maturity in July 2009, and are collateralized by all the Company’s assets.  This transaction is described in further detail in Notes 8, “Senior Secured Convertible Notes,” concerning an executed term sheet which, if finalized, would add approximately $14.7 million in interest and penalties to the original senior secured convertible note balance of $32.4 million.

2.

Significant Accounting Policies

a)

Going concern

The accompanying consolidated financial information has been prepared in accordance with the Company’s customary accounting policies and practices.  In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation have been included.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006

2.

Significant Accounting Policies (continued)

a)

Going concern (continued)

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern.  Accordingly, they do not give effect to adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. However, the Company has incurred significant losses from operations and is currently in default on its debt. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon achieving profitable operations and the occurrence of (i) successful debt restructuring with its current  senior secured convertible noteholders (the "noteholders"); and (ii) injection of additional capital so that more wells can be drilled to provide more revenue.  The Company is currently engaged in negotiation with the noteholders, the outcome of which is uncertain at this time. Simultaneously, discussions are underway with potential lenders and investors based on the Company's reserve report as of December 31, 2006, to provide sufficient funds to retire or replace the existing senior secured convertible notes and convertible debentures, provide working capital and drill additional wells on the Company's existing properties. The outcome of these matters cannot be predicted at this time.

.

b)    Exploration stage company

As of July 26, 2006, the Company is no longer considered to be in the exploration stage as defined in SFAS No. 7 due to the acquisition of Barnico Drilling, Inc., an established drilling company. In previous periods the Company was an exploration stage company. See additional information regarding the accounting principle change in 2 (d) below.

c)

Consolidation

These interim consolidated financial statements include the accounts of the Company and its two subsidiaries, 97.8%-owned Wentworth Oil & Gas, Inc. and its wholly-owned Barnico Drilling, Inc.  All significant inter-company transactions have been eliminated in consolidation.

d)

Oil and gas activities

On July 26, 2006, the Company changed its method of accounting for its oil and gas properties from the full cost method to the successful efforts method. Management believes the successful efforts method better conforms to industry practice and is the preferred method under generally accepted accounting principles.  No restatement of prior periods is required because all oil and gas investments were unproved or written down to no basis in prior periods, and no material difference in accounting balances or results of operations resulted from the change in accounting method.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006

2.

Significant Accounting Policies (continued)

d)

Oil and gas activities (continued)

Under the successful efforts method, lease acquisition costs and intangible drilling and development costs on successful wells, development dry holes and asset retirement costs are capitalized. Costs of drilling exploratory wells are initially capitalized, but charged to expense if and when a well is determined to be unsuccessful.

A determination of whether a drilled exploratory well has found proved reserves cannot be made immediately. This is generally due to the need for a major capital expenditure to produce and/or evacuate the hydrocarbons found. The determination of whether to make such a capital expenditure is usually dependent on whether further exploratory wells find a sufficient quantity of additional reserves. Using guidance issued in FASB Position 19-1, “Accounting for Suspended Well Costs,” which became effective in April 2005, the Company capitalizes well costs in unproved oil and gas properties when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project.  The Company reevaluates its capitalized drilling costs at least quarterly to ascertain whether drilling costs continue to qualify for ongoing capitalization.

Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization base until the related properties are developed. Unproved oil and gas properties that are individually significant are assessed at least quarterly for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's experience or knowledge of successful drilling and average holding periods. Capitalized costs of producing oil and gas properties, after considering estimated residual salvage values, are depreciated and depleted by the units-of-production method based on estimated proved reserves on a field-by-field basis. Support equipment and other property and equipment are depreciated over their estimated useful lives. The costs of unproved properties which are determined to be productive are transferred to proved oil and gas properties and amortized on a unit-of-production basis

We perform a review for impairment of proved oil and gas properties on a depletable unit basis when circumstances suggest there is a need for such a review. To determine if a depletable unit is impaired, we compare the carrying value of the depletable unit to the undiscounted future net cash flows by applying management’s estimates of future oil and gas prices to the estimated future production of oil and gas reserves over the economic life of the property. Future net cash flows are based upon our independent reservoir engineer’s estimate of proved reserves. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions and actual or planned drilling or other development activities. For a property determined to be impaired, an impairment loss equal to the difference between the carrying value and the estimated fair value of the impaired property will be recognized.

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

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006

2.

Significant Accounting Policies (continued)

d)

Oil and gas activities (continued)

On the sale of an entire interest in an unproved property, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

All of the Company’s working interest (divided and undivided) is reported in the Company’s consolidated financial statements with proportionate share of the Company’s revenue and expenses in each major revenue and expense caption  on the consolidated statement of operations and proportionate share of assets and liabilities separately in each major asset and liability caption on the consolidated balance sheets.

See Note 5 for information on acquisitions and sales of properties.

e)

Equity investments

The Company used the equity method of accounting for its 23.5% investment in Redrock Oil Sands, Inc. (formerly Wentworth Oil Sands, Inc.).The investment in Redrock Oil Sands, Inc. consisted of capital contributions less the Company’s proportionate share of net losses for the year ended December 31, 2006.  This investment was written down by almost $0.6 million in 2006. See also note 1 for further discussion on this investment.

f)

Cash and cash equivalents

For the purpose of reporting cash flows the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

g)

Accounts receivable

The Company’s trade receivables consist of customer obligations for the provision of contract land drilling services. The Company extends credit based on management’s assessment of the customer’s financial condition and evaluates the allowance for doubtful accounts based on receivable aging, customer disputes and general business and economic conditions. Management believes that no allowance for doubtful accounts is necessary at December 31, 2006.

h)

Unbilled receivables and revenue recognition

Barnico recognizes revenues on turnkey drilling contracts and day-work contracts as the work progresses based on management’s estimates of the percentage of the turnkey contract completed, based upon the percentage of the contractual depth drilled as of period end and records an unbilled receivable for the percentage of the turnkey contract completed. The costs related to turnkey contracts and day-work contracts are recognized as incurred.  Barnico defers recognition of revenue on amounts received from customers for prepayments of services until those services are provided.

The Company utilizes the accrual method of accounting for crude oil revenues whereby revenues are recognized as the Company's entitlement share of the oil that is produced and delivered to a purchaser based upon its working interest in the properties.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006

2.

Significant Accounting Policies (continued)

i)

Major customers and concentration of credit risk

As of December 31, 2006, one customer accounted for 92% of drilling revenue and the same customer accounted for 100% of trade receivables and unbilled receivables.  This customer has currently stopped using our drilling services; however, we believe the customer will use us again in the near future. In addition, we believe we can obtain replacement customers during the summer season in East Texas.

j)

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful lives of assets, which range from five to twenty years. Gains and losses on sales and retirements of property and equipment are reflected in income.

k)

Deferred finance costs

Finance costs with respect to the 12% convertible note totalling $40,000 were recorded May 4, 2005, and were being expensed using the effective interest method over the life of the note.  During the quarter ended June 30, 2006, these costs were fully amortized.

Finance costs with respect to the 10% convertible debentures totalling $0.3 million were recorded January 12, 2006, and are being expensed using the effective interest method over the remaining months until maturity of the debentures on January 11, 2009.  The Company also recorded a discount for the convertible debentures, as described in Note 9. Amortization expense through December 31, 2006 was $95,000.

Finance costs with respect to the 9.15% senior secured convertible notes totalling $11.2 million were recorded July 25, 2006 and are being expensed using the effective interest method over the remaining months until maturity of the notes in July 2009.  The Company also recorded a discount for the senior secured convertible notes as described in Note 8.  Amortization expense through December 31, 2006 was $1.6 million.

l)

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

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006

2.

Significant Accounting Policies (continued)

m)

Loss per share

Basic loss per share has been calculated based on the weighted average number of common shares outstanding during the period.  The Company uses the treasury stock method of calculating fully diluted per share amounts whereby any proceeds from the exercise of stock options or other dilutive instruments are assumed to be used to purchase common shares at the average market price during the period.  The dilutive effect of convertible securities is reflected in diluted loss per share by application of the if-converted method. Under this method, conversion shall not be assumed for the purposes of computing diluted loss per share if the effect would be anti-dilutive. For the period ended December 31, 2006 the Company had approximately 31,942,038 potentially dilutive shares which are not included in the calculation of earnings per share, because the effect would be anti-dilutive.  For the years ended December 31, 2006 and 2005, diluted loss per share is the same as basic loss per share, as the effect of common stock equivalents are anti-dilutive.

n)

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenditures during the reporting period.  Significant areas requiring the use of management estimates relate to the determination of impairment of oil and gas property costs, stock based compensation and derivative contract liabilities.  By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant.  Actual results could differ from those reported.

o)

Stock based compensation

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payments,” upon inception on July 21, 2004 and accordingly, the cost of employee services received in exchange for equity instruments is measured at fair value at the grant date.  The cost of employee services received in exchange for an award of liability instruments is measured initially at fair value and re-measured subsequently at each reporting date through the settlement date.  Equity instruments issued to non-employees are also accounted for under the provisions of SFAS No. 123 (revised 2004) and Emerging Issues Task Force (“EITF”) 96-18. During the years ended December 31, 2006 and 2005, we recognized aggregate compensation expense of $11.1 million and $0.8 million, respectively, related to outstanding common stock options.

p)

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109, “Accounting for Income Taxes”.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006

2.

Significant Accounting Policies (continued)

q)

Asset retirement obligations

The fair value of the statutory, contractual or legal liability associated with the retirement and reclamation of tangible long-lived assets is recorded when a reasonable estimate of fair value can be made, with a corresponding increase to the carrying amount of the related assets.  The increase to capitalized costs is amortized to earnings on a basis consistent with amortization of the underlying assets.  Subsequent changes in the estimated fair value of the asset retirement obligations (ARO) are capitalized and amortized over the remaining useful life of the underlying asset.  The ARO liabilities are carried on the Consolidated Balance Sheet at their discounted present value and are accreted over time for the change in their present value, with this accretion charge included in amortization.  Actual expenditures incurred are charged against the accumulated obligation with the resulting difference recognized in income as a gain or loss. See Note 12 for additional information on the Company’s asset retirement obligation.

r)

Financial instruments

All significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk.  The Company’s financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, convertible debt and derivative liabilities. The carrying values of these instruments, except for the derivative liabilities, are considered to approximate their respective fair values because of the short maturity of these instruments. The fair value of the derivative liabilities was determined using the Black-Sholes pricing model.

s)

Comprehensive income

Under SFAS No. 130, “Reporting Comprehensive Income,” the Company is required to record certain gains and losses as a component of Stockholders' Equity, with the current changes in the component balances comprising the balance sheet figure disclosed in a separate statement or in a financial statement note.  The loss for the period is the same as the comprehensive loss for the period.

t)

Impairment of long-lived assets

The Company evaluates the carrying value of its long-lived assets under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount.  If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

u)

Recent accounting pronouncements

SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes retrospective application, of the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error.  It also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error.  The Company adopted the pronouncement on January 1, 2007. The Company reviewed the guidance of SFAS No. 154 when preparing disclosures regarding the restatement detailed in Note 13.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006

2.

Significant Accounting Policies (continued)

u)

Recent accounting pronouncements (continued)

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108. This Bulletin provides the Staff’s views on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance in SAB No. 108 is effective for financial statements of fiscal years ending after November 15, 2006. Adoption of this guidance did not materially impact our financial statements.

In July, 2006, the FASB released FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109.”  FIN 48 requires companies to evaluate and disclose material uncertain tax positions it has taken with various taxing jurisdictions.  We are currently reviewing FIN 48 and are unable to determine the effect, if any, that FIN 48 will have to our operating results, financial position, or future cash flows.  We will be required to adopt FIN 48 on January 1, 2007.

3.

Royalty Interests

The Company acquired oil and gas royalty interests in Freestone County, Anderson County and Jones County, Texas. The royalty interest was purchased as part of the 27,557 gross acres of oil and gas fee mineral rights as described in Note 5(c). The royalty interest is reported at its initial estimated relative fair value of $0.4 million, less depletion of approximately $60,000.

4     Joint Operating Agreement

In November 2006, we signed two three-year Oil, Gas & Mineral Leases and a Joint Operating Agreement with Marathon Oil Company and its affiliate (together, “Marathon”) to explore approximately 9,200 acres of the Freestone County, Texas property. The agreements give Marathon the right to drill deep gas wells on the property (below 8,500 feet) and the opportunity, but not obligation, to partner with us on drilling upper zones (above 8,500 feet) on a 50/50 basis. We retained a 21.5% royalty interest in any revenue generated from the property below 8,500 feet and a 23% royalty interest in any revenue generated from the property above 8,500 feet, after consideration of expenses including site preparation, labor, engineering, insurance and clean-up. In addition, Barnico will be the drilling contractor under the joint operating agreement on any wells drilled from the surface to approximately 8,500 feet. As part of the agreement, we acquired a seismic license giving us access to all seismic data collected during Marathon’s lease term.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006

5.

Oil and Gas Properties and Investments

Proved and Unproved Oil and Gas Properties

a)

Polk County, Texas

During the 2006 first quarter, the Company acquired an 87.5% working interest on approximately 40 acres in the Polk County property in Polk County, Texas. The Company purchased the leases to this property by making a cash payment of $0.1 million from the June 2006 private placement.  As of December 31, 2006, the Company has spent $2.0 million in refracturing the well. The refracturing was still in progress at December 31, 2006. Total capitalized costs for the year ended December 31, 2006 were $2.1 million, which includes acquisition, exploration and accrued retirement liability cost.

b)

Anderson County, Freestone County and Jones County, Texas

As part of the P.D.C. Ball and Barnico Drilling, Inc. acquisition described in Note 1, the Company purchased 27,557 gross acres of oil and gas fee mineral rights in Anderson County, Freestone County and Jones County, Texas for $31.1 million which included cash and issuance of Wentworth’s stock. Total capitalized costs for the year ended December 31, 2006, is $28.9 million, net of lease bonus of $2.7 million which includes acquisition and exploration costs.

Investment in Redrock Oil Sands, Inc.

In March 2006, we invested in a corporation, Wentworth Oil Sands, Inc. (now named Redrock Oil Sands, Inc., “Redrock”), with Petromax Technologies LLC to develop technology to extract oil from the tar sands.  Under the agreement, the Company issued to Petromax 200,000 shares of its common stock valued at $0.4 million and options to purchase 300,000 shares of our common stock at $1.25 per share. The Company also contributed to Redrock the Company’s Asphalt Ridge Tar Sand leases near Vernal, Utah, for which the Company paid $0.1 million. We own 2.5 million shares of Redrock, which represent 23.5% of Redrock’s issued and outstanding common shares.  The Company accounted for this transaction as an equity investment.  Redrock ceased use of the Petromax technology when it proved commercially unviable.  Petromax has since agreed with us to exchange its 200,000 shares and 300,000 options in our common stock for a lesser position of 100,000 shares and 150,000 options to purchase common stock at $1.50 per share, respectively.  Redrock subsequently entered into a licensing agreement with TDI Technology, Inc. pursuant to which Redrock was funded further development and testing of TDI’s processing technology for the extraction of bitumen from oil sands. The TDI technology proved to be commercially unviable. Accordingly, management reduced the Company’s book value on this investment of $0.6 million to zero.

Properties Acquired

a)

P.D.C. Ball – Anderson, Freestone, and Jones Counties, Texas

As described in Note 1, on July 26, 2006, the Company closed a purchase of the mineral and royalty estate from Roboco Energy, Inc. to acquire a 90% interest in oil and gas fee mineral rights on 27,557 gross acres in Anderson County, Freestone County and Jones County, Texas. The purchase price of $17.7 million in cash and 1,500,000 in common shares was funded by the issuance of $32.4 million in senior secured convertible notes and Series A and Series B Warrants to purchase 46,214,286 and 16,175,000 shares of common stock, respectively, at an initial price of $1.40 per share until July 2011 from a private placement.  See additional information regarding the private placement in Note 8, “Senior Secured Convertible Notes Payable.”  Capitalized costs for this property in 2006 total $31.1 million, and include acquisition and exploration costs, and the impact of the differences in book and tax bases. Also, see below, “Acquisition of Barnico Drilling, Inc. and P.D.C. Ball Oil and Gas Interest.”

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006

5.

Oil and Gas Properties and Investments (continued)

Properties Acquired (continued)

b)

Pecos County, Texas

During 2006, the Company acquired a 75% working interest in the Pecos County property covering approximately 130 acres in Pecos County, Texas for approximately $75,000 in cash. Capitalized costs for this property in2006 total $0.2 million and include acquisition, exploration and asset retirement obligation costs.

c)

Polk County, Texas

During 2006, the Company acquired an 87.5% working interest in the Polk County property in Polk County, Texas for $0.1 million in cash.  Capitalized costs for this property in 2006 total $2.1 million include acquisition, exploration and asset retirement obligation costs. See table below for production in 2006 for this property.

Properties Sold

In December, 2006, we completed the sale of four properties, Archer County, Wichita County, Pecos County and McMullen County, Texas, to one entity, Green Gold, Inc., an entity which, subsequent to the sale, engaged a current Wentworth director as its Chief Executive Officer.  Because of the relatively small size and low production levels of these properties, and because they are scattered across north-central, western and southern Texas, we concluded that these properties were not economically feasible to hold.  The sale generated proceeds, net of selling costs, of approximately $0.6 million, of which $0.3 million was paid in cash and the remainder is to be paid to the Company pursuant to a promissory note secured by a mortgage on the properties.  The promissory note bears interest at 10% per year with and is due in full on or before November 1, 2007. The Company realized a gain on sale of $0.2 million.

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

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006

5.

Oil and Gas Properties and Investments (continued)

Acquisition of Barnico Drilling, Inc. and P.D.C. Ball Oil and Gas Interest (continued)

The following pro forma information is presented as if the acquisition of Barnico Drilling, Inc. and P.D.C. Ball oil and gas mineral interest had occurred at the beginning of the respective periods:

	Years Ended December 31,
	2006	2005
Total revenue	$ 6,366,653	$ 7,736,231

Operating expenses	6,023,041	8,446,875
General and administrative	15,240,842	2,006,121
Finance cost	32,983,443	5,056,824
Equity loss on investment	593,735	-
Loss on derivative contracts	56,076,710	34,969,570
Deferred tax benefit	(5,206,199)	-
Total	105,711,572	50,479,390

Net loss	$ (99,344,919)	$ (42,743,159)
Net loss per share	$ (4.54)	$ (2.82)

The following is a summary of allocation of assets and liabilities from the purchase of Barnico Drilling, Inc. and the P.D.C. Ball oil and gas mineral interest:

Purchase price:
Cash	$ 22,660,000
Wentworth Energy, Inc. stock	9,267,320
$ 31,927,320
Allocation:
Royalty interests	$ 353,888
Unproved properties	30,718,924
Barnico’s drilling rigs and equipment	5,882,000
Barnico’s cash	354,669
Deferred tax liability	(5,206,199)
Other assets and liabilities	(175,962)
$ 31,927,320

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006

6.

Equipment

	Cost	Accumulated Amortization	December 31, 2006 Net Book Value

Support equipment (rig)	$ 1,962,500	$ 54,500	$ 1,908,000

Rig and equipment	$ 3,961,345	$ 125,876	$ 3,835,469
Vehicles	220,489	18,375	202,114
Office equipment and furniture	45,670	1,145	44,525
Construction equipment	233,500	9,730	223,770
	$ 4,461,004	$ 155,126	$ 4,305,878

	Cost	Accumulated Amortization	December 31, 2005 Net Book Value
Office equipment	$ 2,523	$ 826	$ 1,697
Furniture and fixtures	345	34	311
	$ 2,868	$ 860	$ 2,008

7.

Convertible Loans Payable

	December 31, 2006	December 31, 2005

12% Convertible Note	$ -	$ 183,500

An unsecured note payable due May 4, 2006 with interest payable monthly at 12% per annum and a bonus of 30,000 shares of the common stock of the company.  The holder of the note is entitled, at its option, to convert any or all of the principal and accrued interest into shares of the common stock of the company at a price of $1.50 per such share at any time prior to maturity.

Total	$ -	$ 183,500

In August 2005, the Company entered into a line of credit agreement, whereby it could borrow up to $1.0 million at a rate of 10% per annum calculated and payable annually.  Advances under the line of credit, which totaled almost $0.3 million during 2005, were due and payable on August 22, 2008 and until repayment, the lender could convert the principal sum and accrued interest into shares of the common stock of the Company at a price of $0.90 per share.  In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” the Company recorded the value of the embedded beneficial conversion feature of $0.3 million as additional paid-in capital as the debt was issued with an intrinsic value conversion feature.  Upon repayment of the outstanding principal and accrued interest on December 30, 2005, the Company reduced additional paid-in capital by the sum of $0.3 million. This line of credit was terminated by the Company in May 2006.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006

8.     Senior Secured Convertible Notes Payable

On July 25, 2006, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with six investors pursuant to which the investors purchased 9.15% senior secured convertible notes with a principal amount totaling $32.4 million, and Series A and Series B warrants to purchase, respectively, 46,214,287 and 16,175,000 shares of the Company’s common stock until July 25, 2011 at an initial price of $1.40 a share. During the nine months immediately following the date the registration statement is declared effective by the Commission, the holders of the senior secured convertible notes may, upon delivery of written notice to the Company, adjust the conversion price to a then-current market price.   The Series B warrants are exercisable only if the Company requires the holders to convert the senior secured convertible notes.

Interest is payable quarterly and principal is due in 25 equal installments beginning in July 2007. The notes are convertible into common stock at the holder’s option at an initial rate of $1.40 per share and interest and principal may be paid in common stock at a discount to market value at the Company’s option as long as the Company is in compliance with the “Equity Conditions” defined in the note agreement and as described below.

The Company was required to file a registration statement for the resale of the number of shares of its common stock equal to 130% of the number of shares issuable upon conversion of the senior secured convertible notes, the payments of interest on, and principal of, the senior secured convertible notes, and upon exercise of the warrants. The registration statement was required to be declared effective by the Securities and Exchange Commission within 165 days of the date of the Purchase Agreement, or November 7, 2006. The Company was unable to meet the effectiveness date of the registration statement and is therefore required to pay, beginning on the date of such failure, and on every 30th day thereafter until such failure is cured, liquidated damages to the investors of 1.5% of the aggregate purchase price of the senior secured convertible notes accruing from the 165th day following the date of the Purchase Agreement.  The Company obtained a waiver and extension of the registration deadline to January 5, 2007.  As of that date, the Company had not yet made any such payments.

On April, 2, 2007, the Company entered into a term sheet with the holders of the senior secured convertible notes to restructure the notes and related agreements to permit their early repayment. Provided the notes are repaid in full by May 31, 2007, the Company will pay the holders the $32.4 million principal balance plus $9.6 million of accrued interest and penalties. The entire amount of interest and penalties due is contemplated in the $14.7 million accrued through May 31, 2007, as described above. In addition, the Company will have the option of paying an additional $5.0 million in cash or by issuing the holders seven-year warrants to purchase up to 14,300,000 shares of the Company’s stock at a price equal to the lesser of the exercise price of the existing warrants and the Average Market Price of the Company’s common stock as of June 8, 2007.  In addition, the exercise price of the existing warrants will be adjusted to the lesser of $1.40 and the Average Market Price of the Company’s common stock as defined below, and the term sheet provides for their expiration date to be extended to seven years following the registration of at least 50% of the of the conversion shares under the notes.  The existing and additional warrants will not be subject to registration requirements.  Average Market Price is the average of the daily volume-weighted average price of the common stock over the preceding 20 trading days, but no greater than the average of the volume-weighted average price over the first three or last three days of that period.

There is no assurance the Company can repay the senior secured convertible notes by May 31, 2007. If it does not repay the notes in full by May 31, 2007, the principal balance of the notes would increase to $47.0 million, including accrued interest and penalties, and the conversion price of the notes and the exercise price of the existing warrants would be adjusted to the lesser of the then-current price and the Average Market Price of the Company’s common stock as of April 2, 2007 and again as of June 8, 2007.  In addition, the existing warrants would be amended to extend the expiration date to seven years following the registration of at least 50% of the conversion shares under the notes.  The existing warrants would not be subject to registration requirements.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006

8.     Senior Secured Convertible Notes Payable (continued)

The Company intends to withdraw its current registration statement and intends to file a new registration statement within 30 days of completion of the final documentation relating to this restructuring.  If the registration statement is not declared effective within 100 days, cash registration delay payments of 1.5% per month would apply.  The Company has accrued $14.7 million of charges relating to this restructuring as of December 31, 2006.

The Company is reliant on the successful restructuring of its debt and obtaining adequate financing for its operations and capital needs.  There is no assurance it can repay the senior secured convertible notes by May 31, 2007.  The Company has not yet received a commitment for refinancing from any source and may not be able to refinance.  If it cannot reach agreement with the holders concerning the terms of the definitive amending agreements, the Company may be unable to complete this restructuring.  Due to the Company’s noncompliance with the Registration Rights Agreement, the holders may cause our senior secured convertible notes to be due and payable immediately and commence collection proceedings. As a result, the Company has classified this debt and the related discount as current liabilities in its consolidated balance sheets.  In order to maintain its operations, the Company’s cash needs are approximately $0.3 million to $0.4 million monthly, and any capital expenditures are subject to available funds. If the holders cause the senior secured convertible notes to be due and payable immediately, the Company may be unable to continue operations or it may be forced to sell all or some interests in its assets.

Because the senior secured convertible notes have a feature wherein the conversion price resets, the Company has analyzed the notes and the related warrants pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”.  This provision results in a bifurcation of the conversion feature and the related warrants from the debt and accounting for these instruments as a derivative contract liability with changes in fair value recorded in the statement of operations.

Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and EITF 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19,” the original fair value of the embedded beneficial conversion feature and freestanding warrants of $146 million was recorded as a derivative contract liability as the debt is considered non-conventional convertible debt.

In addition, the Company is required to report the derivative contract liability at fair value and record the fluctuation to the fair value of the derivative contract liability to current operations. The change in the fair value of the derivative contract liability resulted in a loss of $50.8 million for the year ended December 31, 2006. The fair value of the derivative contract liability outstanding as of December 31, 2006 was $91.4 million.  The remainder of the liability of $40.6 million was recorded as discount to the debentures and as deferred finance costs. The Company may require the holders to convert the senior secured convertible notes after the Securities and Exchange Commission has declared effective the registration statement required by the Registration Rights Agreement and prior to July 24, 2009 if (1) certain conditions defined in the note agreement are satisfied, and (2) the closing sale price of the Company’s common stock exceeds 125% of the initial conversion price of the senior secured convertible notes.  If the Company elects to require such mandatory conversion, the Series B warrants issued to the investors then become exercisable at an initial price of $1.40 per share until July 2011 to purchase the following percentage of the shares of the common stock based upon the following arithmetic averages of the weighed average price of the Company’s common stock expressed as a percentage of the conversion price:

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006

8.     Senior Secured Convertible Notes Payable (continued)

Warrant Coverage	Arithmetic Average

70%	125% - 175%
60%	175% - 225%
50%	225% - 300%
25%	300% +

In conjunction with senior secured convertible notes financing, the total consulting fees and commissions paid were: $1.8 million in cash, $0.9 million in senior secured convertible notes (included in the total above), 1,214,286 Series A warrants and 42,000 Series B warrants (included in the total above), and 3,521,429 other warrants entitling the holders to purchase shares of the Company’s common stock at prices ranging from $1.40 to $8.00 per share until July 2011.

9.

Convertible Debentures Payable

On January 12, 2006, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a single investor pursuant to which the investor purchased 10% secured convertible debentures with a principal amount of $1.5 million and warrants to purchase 1,500,000 shares of the Company’s common stock until January 12, 2011, 1/3 of which are exercisable at a price of $0.60 per share, 1/3 are exercisable at $0.80 per share and 1/3 are exercisable at $1.00 per share.  The Company also issued 100,000 common shares as a commitment fee to the investor valued at $64,000. During the 2006 second quarter, the investor converted $0.4 million of the principal balance of the debentures into 684,615 shares of the Company’s common stock.

The convertible debentures are due and payable on January 11, 2009.  The principal and accrued interest on the Convertible Debentures may, at the option of the holder during the term of the convertible debentures, be converted into shares of the Company’s common stock at a rate of the lesser of $0.65 per share or 85% of the lowest volume-weighted average price of the Company’s common stock during the 15 trading days preceding the conversion date. The investor has contractually agreed to restrict its ability to convert the convertible debentures to an amount less than 5% of the then-issued shares of common stock of the Company.  In addition, the investor will not convert more than $150,000 of the principal in any 30-day period.  The convertible debenture was collateralized by 7,758,000 shares of the Company’s treasury stock held in escrow.  These collateral treasury shares were released and cancelled in July 2006.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006

9.

Convertible Debentures Payable (continued)

In connection with the debenture, the Company recorded a $1.5 million debt discount due to the value of the equity consideration and beneficial conversion feature of the financing, pursuant to the guidance issued by the Emerging Issues Task Force.  The debt discount is being amortized over the life of the related debenture and approximately $0.7 million was expensed during 2006.  Amortization year includes the impact of writing off the discount related to the $0.4 million of principal balance that was retired as described above.

With respect to the $1.5 million convertible debentures, we failed to meet the deadline for the effectiveness of the registration statement (which deadline was the same as that which applies to the senior secured convertible notes) or if the registration is unavailable after it becomes effective, and we are required to pay, but have not paid, either in cash or common stock, liquidated damages of 2 percent of the liquidated value of the convertible debentures within three business days of such failure and every 30-day period thereafter until such failure is cured. Any liquidated damages begin accruing on the date of any such failure.  We intend to file a new registration statement within 30 days of completion of the final documentation relating to the restructuring of our senior secured convertible notes.

Subsequent to year end, due to the Company’s noncompliance with the terms of the Registration Rights Agreement, the holders of our convertible debentures have the right to demand repayment.  Accordingly, we have classified this debt and the related discount as current liabilities in our consolidated balance sheets.

Because the convertible debentures and the related warrants have a feature wherein the conversion price resets, the Company has analyzed the debenture and the related warrants pursuant to EITF 00-19.  This provision results in a bifurcation of the conversion feature and the related warrants from the debt and accounting for these instruments as a derivative contract liability with changes in fair value recorded in the statements of operations.

Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and EITF 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19,” the original fair value of the embedded beneficial conversion feature and freestanding warrants of $2.4 million has been recorded as a derivative contract liability as the debt is considered non-conventional convertible debt and the warrants have registration rights that carry penalties for noncompliance.  In addition, the Company is required to report the derivative contract liability at fair value and record the fluctuation to the fair value of the derivative contract liability to current operations. The change in the fair value of the derivative contract liability resulted in a loss of $2.6 million for 2006.  The fair value of the derivative contract liability outstanding as of December 31, 2006 was $4.1 million.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006

9.

Convertible Debentures Payable (continued)

As a result of the provisions of the convertible debentures and the  senior secured convertible notes that the conversion price resets, there is a potential that we may not have enough shares to be able to settle the exercise in shares. Accordingly, EITF 00-19 requires these instruments to be classified as derivative liabilities.  As noted above, these convertible debentures are subject to the same extended registration deadline as the senior secured convertible notes discussed above. Failure to meet the extended registration requirement may require us to pay, in cash or common stock, liquidated damages of two percent of the liquidated value of the debentures within three business days of such failure and every 30-day period thereafter until such failure is cured. We were unable to register the shares by the due date and may not be able to do so, but we have not made any such payments.  The debenture holders could deliver to us a demand for immediate repayment.  In such a case, we may be unable to continue operations or we may be forced to sell all, or interests in, our assets

The Company issued 49,231 common shares to a third party for professional services in connection with the convertible debentures. These shares were valued at $32,000.

10.    Demand Note Payable

During 2006, the Company borrowed $0.5 million that was due on demand, with interest at 10% per annum. The note was uncollateralized. The loan was repaid by an issuance of 357,143 shares of common stock on September 6, 2006.

11.

Related Party Transactions

a)

The Company entered into transactions with related parties as follows.  These amounts have been recorded at the exchange amount, being the amount agreed to by the parties:

Years ended December 31
	2006	2005
Management fees paid to corporations controlled by directors	$ 596,073	$ 261,944
Rent paid to a corporation controlled by a family member of a director	$ 13,543	$ 2,700
Rent paid to director’s family member	$ 9,000	$ 3,130
Consulting/Management fees paid to a directors	$ 275,600	$ 275,600
Consulting fees paid to a director’s family members	$ 42,000	$ 91,195
Services provided by vendors owned by director’s family members	$ 81,768	$ -

b)

As of December 31, 2006 we held a $0.3 million promissory note receivable related to the sale of properties to a Company, Green Gold, Inc., which subsequently appointed one of our directors, Gordon C. McDougall, as its Chief Executive Officer. The note bears interest at 10% per year and is due in full on November 1, 2007.  Properties included in the sale include Archer County, Wichita County, Pecos County and McMullen County, all of which are in Texas. See Note 5, “Oil and Gas Properties and Investments – Properties Sold,” for additional information related to the sale.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006

11.

Related Party Transactions (continued)

c)   As of December 31, 2006, approximately $48,000 was owed to directors and corporations owned by directors of the Company with respect of unpaid fees and expenses.  The amount due to related parties is unsecured, without interest, or stated terms of repayment; accordingly fair value cannot be reliably determined.

12.

Asset Retirement Obligation

The following table summarizes the changes in the Company’s asset retirement liability during the years ended December 31, 2006 and 2005.  There was no liability at December 31, 2004:

	2006	2005
Asset retirement obligation at January 1	$ 189,000	$ -
Asset retirement obligations incurred in the current period	220,880	189,000
Asset retirement obligations settled in the current period	(264,307)	-
Accretion expense	9,668	-
Revisions in estimated cash flows	-	-
Asset retirement obligation December 31	$ 155,241	$ 189,000

13.

Warrants Outstanding

Each warrant entitles the holder to purchase one share of the common stock of the Company at a fixed cash exercise price at any time during the term of the warrant.

	Number of warrants	Weighted Average Exercise Price	Expiration Date
Outstanding at December 31, 2004	-	-	-

Warrants granted	120,000	$0.75	July 4, 2006
Warrants granted	1,358,754	$1.00	December 30, 2008
Warrants exercised	-	-	-
Outstanding at December 31, 2005	1,478,754	$0.98	December 30, 2008

Warrants granted	1,000,000	$1.40	July 25, 2011
Warrants granted	1,650,000	$1.04	September 20, 2011
Warrants granted	64,910,716	$2.73	July 25, 2011
Warrants granted	746,429	$1.40	June 20, 2011
Warrants exercised	(650,000)	$1.40	July 25, 2011
Warrants exercised	(1,310,524)	$0.98	December 30, 2008
Outstanding at December 31, 2006	67,825,375	$1.28	-

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006

14.

Issuances of Securities

The following table presents the unregistered issuances of the company’s securities, and the proceeds therefrom, for the years ended December 31, 2006 and 2005, respectively.

	2006	2005
Common stock
Number	15,907,955	11,837,111
Proceeds	$ 13,298,647	$ 1,350,088
Warrants
Number	67,302,145	1,478,754
Stock options
Number	1,350,000	-
Convertible debentures	$ 1,500,000	$ -
Senior secured convertible notes	$ 32,350,000	$ -

15. Supplemental Cash Flow

The following non-cash transactions were recorded during the periods ended:

	2006	2005
Shares issued for reduction of payables	$ 546,632	$ 277,659
Shares issued for conversion of debt	$ 628,500	$ 16,500
Shares issued for assets acquired	$ 9,263,070	$ 8,100
Shares issued for investment	$ 378,000	$ -
Shares issued for deferred financing fees	$ 125,250	$ 25,000
Transfer of oil and gas properties to equity investments	$ 100,001	$ -
Discount on convertible debt	$ 33,850,000	$ -

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006

16.

Stock-Based Compensation

The Company grants options to directors, officers, and consultants to acquire common stock.  The Company prospectively adopted SFAS 123(R), “Share-Based Payments,” upon the July 21, 2004 inception.

The Company issued 9,775,000 options during 2005 and 9,250,000 during 2006.  The estimated fair value, as determined by a Black-Scholes option pricing model, of stock options granted and future charges to operations are set out below.

Date of grant	March 18, 2005	April 2, 2005	June 8, 2005	October 1, 2005	December 31, 2005	Total or Average

Number of options	6,000,000	400,000	225,000	100,000	3,050,000	9,775,000
Number expected to vest	6,000,000	400,000	225,000	100,000	3,050,000	9,775,000
Estimated life	2.6 years	2.8 years	2.0 years	2.4 years	2.1 years	2.4 years
Share price at date of grant	$0.25	$0.25	$0.25	$0.75	$0.62	$0.37
Weighted average option exercise price	$0.32	$0.38	$0.42	$0.50	$0.50	$0.38
Risk free interest rate	3.25%	3.25%	3.25%	3.32%	3.85%	3.44%
Estimated volatility	93.96%	96.96%	94.95%	195.49%	211.43%	131.80%
Option fair value	$0.13	$0.13	$0.09	$0.68	$0.55	$0.27
Compensation cost	$776,556	$52,248	$19,444	$67,509	$1,687,601	$2,603,358

Date of grant	February 15, 2006	March 22, 2006	May 29, 2006	June 15, 2006	July 4, 2006	Total or Average

Number of options	250,000	500,000	7,250,000	200,000	1,050,000	9,250,000
Number expected to vest	250,000	500,000	7,250,000	200,000	1,050,000	9,250,000
Estimated life	5.04 years	2.92 years	3 years	3 years	3 years	3.39 years
Share price at date of grant	$1.90	$3.40	$4.23	$3.45	$1.89	$2.97
Weighted average option exercise price	$1.50	$3.85	$1.66	$4.20	$1.50	$1.81
Risk free interest rate	4.6%	4.69%	4.94%	5.10%	5.20%	4.91%
Estimated volatility	173.98%	186.43%	186.61%	186.61%	188.71%	184.47%
Option fair value	$1.82	$3.02	$4.00	$3.08	$1.73	$2.73
Compensation cost	$455,986	$1,511,658	$28,910,334	$615,124	$1,818,000	$33,311,102

Option pricing models require the input of highly subjective assumptions including the expected price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore the existing models do not necessarily provide a reliable single measure of the fair value of the company’s stock options.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006

16.

Stock-Based Compensation (continued)

	Total number of options	Currently exercisable options	Weighted average exercise price	Expiry date
Options granted	1,800,000	-	$0.50	February 28, 2009
Options granted	4,100,000	2,612,500	$0.25	February 28, 2008
Options granted	3,425,000	346,000	$0.50	February 28, 2008
Options granted	350,000	222,500	$0.25	February 28, 2007
Options granted	100,000	25,000	$0.50	December 31, 2006
Options exercised	(840,000)	-	$0.25	February 28,2008
Options terminated	(600,000)	-	$0.25	February 28, 2008
Outstanding at December 31, 2005	8,335,000	3,206,000	$0.41	28 months

	Total number of options	Currently exercisable options	Weighted Average exercise price	Expiry date
Options granted	1,800,000	1,800,000	$0.50	February 28, 2009
Options granted	4,100,000	2,200,000	$0.25	February 28, 2008
Options granted	3,425,000	843,500	$0.50	February 28, 2008
Options granted	350,000	120,000	$0.25	February 28, 2007
Options granted	100,000	100,000	$0.50	December 31, 2006
Options exercised	(840,000)	-	$0.25	February 28,2008
Options terminated	(600,000)	-	$0.25	February 28, 2008
Options granted	250,000	93,750	$1.50	February 28, 2011
Options granted	500,000	500,000	$3.85	February 28, 2009
Options granted	600,000	400,000	$0.50	May 29, 2009
Options granted	650,000	350,000	$4.20	February 28, 2009
Options granted	200,000	150,000	$4.20	June 15, 2009
Options granted	6,000,000	1,000,002	$1.50	June 15, 2009
Options granted	1,050,000	175,002	$1.50	June 15, 2009
Options exercised	(640,000)	-	$.25	February 28,2008
Options exercised	(200,000)	-	$.50	May 29, 2009
Options exercised	(131,500)	-	$.50	February 28, 2008
Options exercised	(50,000)	-	$.25	February 28, 2007
Options terminated	(1,750,000)	-	$.50	February 28, 2008
Outstanding at December 31, 2006	14,813,500	7,732,254	$1.28	23 months

The fair value of stock options is charged to operations over the lesser of the vesting period or the expected life of the options.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006

17.

Change in Authorized Shares

On December 26, 2006, the total number of authorized common shares was increased from 98,000,000 to 300,000,000 and the number of all authorized shares was increased from 100,000,000 to 302,000,000.

18.

Income Taxes

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2006	2005

Statutory rate	37%	37%
Increase (decrease) in income taxes resulting from:
Increase in valuation allowance	(35%)	(37%)
	2%	0%

The significant components of the Company’s deferred tax liabilities and assets are as follows:

	2006	2005
Deferred tax liabilities:
Oil and gas properties	$ 2,906,397	$ -
Finance Cost	2,587,022	-
Property, Plant and Equipment	2,088,038	-
Total	7,581,456	-

Deferred tax assets:
Accrued liabilities	4,953,638	-
Deferred Revenue	111,000	-
Non-capital losses available for future periods	1,926,472	257,721
Derivative liabilities	35,332,224	-
Debenture discount	6,513,469	-
Stock Compensation	4,098,809	-
Total	52,935,612
Valuation allowance	(45,354,156)	(257,721)
Total	7,581,456	-
Net Deferred Taxes	$ -	$ -

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006

18.

Income Taxes (continued)

Components for provision of income taxes are as follows:

	2006	2005
Current	-	-
Deferred expense (benefit)	$(5,206,199)	-
	$(5,206,199)	-

At December 31, 2006 the Company has available non-capital losses for tax purposes of approximately $5.2 million which may be carried forward to apply against future income. These losses may be limited under IRS Section 382. These losses will expire commencing in 2014.

19.

Commitments and Contingencies

On April 10, 2006, PIN Financial LLC initiated a lawsuit against us in U.S. Southern District Court of New York in which PIN Financial LLC claimed commissions totaling $150,000 in cash and 230,769 shares of our common stock with respect to our January 2006 issuance of $1.5 million of convertible debentures to Cornell Capital Partners, LP.  Cornell Capital Partners, LP and we deny and dispute the claim and we will aggressively defend the action.  Discovery in the case has commenced and is continuing. We believe financial loss is remote.  Accordingly, no accrual has been recorded.

On May 24, 2006, we initiated a lawsuit in the District Court of Tarrant County, Texas, against KLE Mineral Holdings, LLC (“KLE”) of Lexington, Kentucky for the recovery of $118,000 of deposits and interest, attorney’s fees, costs and such other relief to which we may be entitled. The claim arose as a result of KLE’s failure to refund, as agreed, $118,000 of option payments made by us in 2005 in connection with certain coal mineral interests in the Hazard Coal District in eastern Kentucky.  KLE made a motion to dismiss the lawsuit, and in August 2006, the presiding judge denied KLE’s motion to dismiss. In March 2007, the Company’s request for a summary judgment on this matter was denied. Financial loss is considered remote.

On September 25, 2006, Utah Oil Sands, Inc. commenced a lawsuit against us, our Chief Executive Officer, John Punzo, and our director, Roger Williams, in the Los Angeles Superior Court relating to our refusal to purchase certain tar sands leases in Utah in consideration of 1,000,000 shares of our common stock.  We claimed the leases were not as represented and terminated the purchase agreement in November 2005.  The lawsuit seeks our issuance to Utah Oil Sands, Inc. of a total of 5,900,000 shares of our common stock, cash royalties of 8% of any revenue from the Asphalt Ridge Tar Sands property transferred by us to Redrock Oil Sands, Inc. in March 2006, additional shares of our common stock equal to the difference between a 12% royalty and the 8% cash royalty claimed, cash damages equal to 5,800,000 shares multiplied by the highest price per share at which our shares traded publicly between the date the shares were to be issued and the date of judgment under the lawsuit, additional cash damages of $5.5 million, and unspecified punitive damages and attorneys’ fees and costs.  We have filed an answer and cross complaint for the return of 100,000 shares issued to Utah Oil Sands, Inc. previously.  We deny and dispute Utah Oil Sands, Inc.’s claims and we are vigorously defending ourselves. Management believes that financial loss, if any, is not determinable.  Accordingly, no accrual has been recorded.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006

19.

Commitments and Contingencies (continued)

On July 24, 2006, we initiated a lawsuit against PB Energy USA, and certain other defendants in the District Court of Tarrant County, Texas.  We sought recovery of $23,000 from PB Energy USA, Inc. with respect to well re-entry costs paid to them and which related to our oil and gas interest in McMullen County, Texas.  When PB Energy USA, Inc. failed to forward our funds to the operator, we paid another $23,000 directly to the operator, and sought an order requiring the defendants to reimburse us for that expense. We also sought return of shares of our Company that we had issued to these defendants.  PB Energy USA, Inc. filed a cross complaint. After reviewing the matter and the documentation, we determined that PB Energy incurred some expenses that were initially unknown to us. As a result, we settled the case in October 2006, with a payment to PB Energy of $10,000 and allowing our shares to remain as issued to the various defendants.

In 2006, Johnny Stubbs commenced a lawsuit against the Company’s wholly-owned subsidiary, Barnico Drilling, Inc., in the 402nd Judicial District Court of Wood County, Texas.  The plaintiff was allegedly hit in the eye when he used a hammer to change a tong die.  In a case such as this, the plaintiff must prove that Barnico was somehow negligent in failing to provide either proper equipment to do the job or in failing to provide a safe place to do the work.  Barnico asserts that it provided adequate safety equipment and that the plaintiff was advised to use it, but chose on his own not to use the safety equipment.  Barnico believes financial loss is reasonably possible, with estimates of possible loss ranging between zero and $10,000.  Accordingly, no accrual is required.

Phillip Dennis Carter and Teresa Walls Carter commenced a lawsuit against Barnico Drilling, Inc. in the 349th Judicial District Court of Anderson County, Texas.  The plaintiff sued Barnico and four other entities complaining that he was employed by Barnico and on December 8, 2004, while working on a drilling rig in Anderson County, Texas, he was injured while trying to climb down from a drilling rig.  The plaintiff alleges that Barnico was negligent in various manners and alleges that he suffered disabling and serious personal injuries.  The Company believes that a financial loss is remote.  Accordingly, no accrual has been recorded in this matter.

In December 2002, Roy Vest commenced a lawsuit against Barnico Drilling, Inc. in the 87th Judicial District Court of Anderson County, Texas.  The plaintiff alleges that he was an employee of Barnico, at a time when he was injured on the job.  Barnico is a non-subscriber under worker’s compensation.  Discovery has been conducted, but the Plaintiff has not prosecuted this case nor taken any other action in this case nearly two years.  Barnico believes financial loss is remote.  Accordingly, no accrual for a loss contingency has been recorded.

The Company has entered into the following consulting agreements:

a)

In October 2005, the Company entered into a management agreement with a corporation controlled by the CEO of the Company.  This agreement replaces an agreement with another corporation controlled by the same CEO, which was effective April 2, 2005 and was terminated by the corporation on September 30, 2005.  The corporation will be paid approximately $14,000 per month for consulting services, and an annual bonus based on performance of the Company.  Remuneration also includes a minimum of 1,000,000 options.  The agreement is for a term of five years.  If the agreement is terminated by the Company without notice, damages are payable equal to 12 times the monthly fee.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006

19.

Commitments and Contingencies (continued)

b)

Effective April 2, 2005, pursuant to which a corporation controlled by the President of the Company, will be paid approximately $11,000 per month for consulting services, in cash or common shares at the option of the consultant.  Additional remuneration includes a minimum of 800,000 options to be granted annually. The agreement is for a term of five years. If the agreement is terminated by the company without notice, damages are payable equal to 12 times the monthly fee.

c)

Effective June 1, 2005, pursuant to which an investor relations consultant will be paid 400,000 shares of common stock for a twelve month period commencing August 1, 2005.

d)

Effective December 2005, the Company committed to a directors’ stock option plan in which each director will receive 200,000 options upon the anniversary of each full year of service as director of the Company. The first such anniversary will be in March, 2006, and the options are exercisable at $0.50 per share for a period of three years following the date of the grant.

e)

On July 25, 2006, we entered into a three-year consulting agreement with George D. Barnes, who was appointed our Vice President of Operations and a director on August 21, 2006. This consulting agreement contains the following provisions: a monthly fee of $12,000 ($142,000 annually) during the first year and $17,000 ($0.2 million) in subsequent years; the grant of stock options to purchase 2,000,000 shares of our common stock at $1.50 per share, which options vest at a rate of 166,667 shares per calendar quarter; and in the event of termination of the agreement by us without cause, severance fees equal to the monthly fees otherwise payable between the date of termination and July 25, 2009.

Contingent Liabilities

In preparing financial statements at any point in time, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. We are involved in actions from time to time, which if determined adversely, could have a material negative impact on our financial position, results of operations and cash flows. Management, with the assistance of counsel makes estimates, if determinable, of Wentworth’s probable liabilities and records such amounts in the consolidated financial statements. Such estimates may be the minimum amount of a range of probable loss when no single best estimate is determinable. Disclosure is made, when determinable, of any additional possible amount of loss on these claims, or if such estimate cannot be made, that fact is disclosed. Along with our counsel, we monitor developments related to these legal matters and, when appropriate, we make adjustments to recorded liabilities to reflect current facts and circumstances. Although it is difficult to predict the ultimate outcome of these matters, management is not aware of any amounts that need to be recorded and believes that the recorded amounts, if any, are reasonable.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006

20.

Segment Information

Since the July 2006 acquisition of Barnico, a drilling company, Wentworth’s operations have been focused on two segments, Drilling operations and Oil and Gas production. The drilling segment is engaged in the land contract drilling of oil and natural gas wells. Its operations reflect revenues from contracting one of the Company’s two drilling rigs and crew to third parties, until such time as the Company is prepared to utilize both rigs on its own properties. The Oil and Gas production segment effectively began active operations in 2006. The Oil and Gas segment is engaged in the development, acquisition and production of oil and natural gas properties. Management reviews and evaluates the segment operations separately, but anticipates the contract drilling activities to diminish significantly over the next 12 months. The operations of both segments have focused on counties in Texas during 2006. The accounting policies of the reportable segments are the same as those described in Note 2. The Company evaluates the segments based on income (loss) from operations. There was no contract drilling in 2005.  Segment activity for the years ended December 31, 2006 and 2005 is shown below (in thousands):

	Years ended December 31,
	2006	2005
Revenues
Drilling revenues	$ 2,865	$ -
Oil and gas revenues	176	30
Gain on sale of sale of oil and gas properties	173	-
Total revenues	$ 3,214	$ 30

	Years ended December 31,
	2006	2005
Operating income (1)
Drilling	$ 510	$ -
Oil and gas	7	(340)
Total operating income	517	(340)
General and administrative expense	(14,837)	(154)
Interest expense	(23,633)	(1,906)
Other income (expense), net	(53,787)	(100)
Loss before income tax	$ (91,740)	$ (2,500)

	December 31, 2006	December 31, 2005
Identifiable Assets (2)
Drilling	$ 6,314	$ -
Oil and gas	31,394	297
Corporate assets	18,068	195
Total assets	$ 55,776	$ 492

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006

20.

Segment Information

	Years ended December 31,
	2006	2005
Capital Expenditures
Drilling	$ 473	$ -
Oil and gas	31,156	297
Other	75	2
Total capital expenditures	$ 31,704	$ 299

	Years ended December 31,
	2006	2005
Depreciation, Depletion and Amortization
Drilling	$ 208	$ -
Oil and gas	59	-
Other	3	1
Total depreciation, depletion and amortization	$ 270	$ 1

(1)

Operating income is total operating revenues less operating expenses, depreciation, depletion and amortization and does not include non-operating revenues, general corporate expenses, interest expense or income taxes.

(2)	Identifiable assets are those used in Wentworth’s operations in each industry segment. Corporate assets are principally cash and cash equivalents, short-term investments, furniture and equipment.

21.

Subsequent Events

On January 22, 2007, the Company purchased a 640-acre leased oil and gas property in Freestone County, Texas, including the Shiloh 1 and Shiloh 3 wells, for the sum of $0.2 million cash.

In February 2007, the Company approved a stock incentive plan whereby options for the purchase of up to 2,378,249 shares of the Company’s common stock at prices not less than the fair market value of the Company’s stock on the date of grant may be granted from time to time to eligible employees, directors, officers, consultants and advisors.  On February 19, 2007, the Company granted stock options pursuant to the plan to two employees of the Company to purchase a total of 300,000 shares of the Company’s common stock at a price of $1.50 per share for a period of three years.  On April 2, 2007, the Company granted stock options to a director to purchase up to 200,000 shares of the Company’s common stock at a price of $0.50 per share for a period of three years.

Subsequent to the end of the year, the Company entered into a month-to-month rental agreement with three officers of the Company whereby the Company will rent a furnished house located in Palestine, Texas owned by the officers for use by out-of-town employees of the Company.  Rent is payable at $3,200 per month.

Subsequent to year end, Barnico’s primary customer for which drilling services were being performed has begun using other sources for its drilling efforts.   Management believes the customer will use Barnico’s services again in the near future.  In addition, management believes Barnico can obtain replacement customers during the summer season in East Texas. Barnico is actively seeking and bidding for third party contracts around East Texas, without success to date. In the meantime, to reduce expenses relative to Barnico, we have begun to lay-off non critical or lesser skilled employees. Skilled employees are retained on a part time basis to provide equipment maintenance and as standby to respond.

Wentworth Energy, Inc.
Supplemental Information (Unaudited)
For the Year Ended December 31, 2006

22.

Oil and Gas Producing Activities

The tables below presents disclosures as required by SFAS No. 69, “Disclosures about Oil and Gas Producing Activities—an amendment of FASB Statements 19, 25, 33, and 39.”

Capitalized Costs Relating to Oil and Gas Producing Activities:

(Unaudited)	December 31, 2006	December 31, 2005
Unproved oil and gas properties	10,456,431	609,301
Proved oil and gas properties	20,847,589	-
Proved oil and gas royalties	353,888	-
Support equipment and facilities	1,962,500	-
Less accumulated depreciation, depletion, amortization and valuation allowances	(318,549)	(312,200)
Net capitalized costs	$33,301,859	$ 297,101

Accumulated depreciation, depletion, amortization and valuation allowances include impairment costs of $204,713 and $312,200 respectively for December 31, 2006 and December 31, 2005.  There are no net capitalized costs from the Company’s share of equity method investees.

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities:

Unaudited	Year ended December 31, 2006	Year ended December 31, 2005
Property acquisition costs
Proved	$18,517,077	$ -
Unproved	12,582,054	49,674
Unproved oil and gas royalties	353,888	-
Total acquisition costs	31,453,019	49,674
Exploration costs	2,478,585	168,167
Development costs	833,230	-
Asset retirement costs	220,880	189,000

Results of Operations for Oil and Gas Producing Activities for the Years Ended December 31, 2006 and 2005:

Unaudited	Year ended December 31, 2006	Year ended December 31, 2005
Oil and gas sales	$176,178	$29,673
Gain on sale of oil and gas properties	173,053	-
Total Revenue	349,231	29,673
Production costs	136,007	46,478
Exploration costs	56,390	10,000
Depreciation, depletion and amortization	113,836	-
Impairment of oil and gas properties	204,713	312,200
Total oil and gas expense	510,946	368,678
Net loss oil and gas operations	(161,715)	(339,005)
Income tax expense	-	-
Results of operations for oil and gas producing activities (excluding corporate overhead and finance costs)	$(161,715)	$(339,005)

Wentworth Energy, Inc.
Supplemental Information (Unaudited)
For the Year Ended December 31, 2006

23.

Reserve Information

The following estimates of proved and proved developed reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of the Company’s reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company’s reserves are located in the United States.

Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.

The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent a year to reflect the estimated timing of the future cash flows.

	Oil (Bbls)	Gas (Mcf)
Proved developed and undeveloped reserves
Beginning of year	0	0
Purchased of minerals in place	299,200	18,897,700
Extension and discoveries	2,600	870,100
Production (bbls & mcf)	(71)	(10,822)
Sales of minerals in place	0	0
End of year	301,729	19,756,978

	Oil (Bbls)	Gas (Mcf)
Proved developed reserves
Beginning of year	0	0
End of year	301,800	19,767,800

Wentworth Energy, Inc.
Supplemental Information (Unaudited)
For the Year Ended December 31, 2006

23.

Reserve Information (continued)

Standardized Measure of Discounted Future Net Cash Flows at December 31, 2006
Future cash inflows	$122,521,573
Future production costs	(9,189,915)
Future development costs	(22,038,248)
Future income tax expenses	(12,081,376)
Future net cash flows	79,212,034
10% annual discount for estimated timing of cash flows	(27,780,335)
Standardized measures of discounted future net cash flows relating to proved oil and gas reserves	$51,431,699

The reconciliation of change in the standardized measure of discounted future net cash flow during 2006 is not applicable due to the fact that the Company had no reserves in 2005.

Development of proved undeveloped interests is projected to cost $22.0 million. The Company is reliant on the successful restructuring of its debt and obtaining adequate financing for its operations and capital needs. The Company may not be successful in its financing efforts. See Note 8 for additional information concerning the Company’s debt refinancing.

Barnico Drilling, Inc.

Financial Statements

Report of Independent Registered Public Accounting Firm

101

Balance Sheets

102

Statements of Operations

103

Statement of Stockholders’ Equity (Deficit)

104

Statements of Cash Flows

105

Notes to the Financial Statements

106

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders

Barnico Drilling, Inc.

Palestine, Texas

We have audited the accompanying balance sheets of Barnico Drilling, Inc. (“the Company”) as of June 30, 2006 and December 31, 2005, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the six months ended June 30, 2006 and year ended December 31, 2005.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barnico Drilling, Inc. as of June 30, 2006 and December 31, 2005 and the results of its operations and its cash flows for the six months ended June 30, 2006 and year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ HEIN & ASSOCIATES LLP
Dallas, Texas
April 23, 2007

Barnico Drilling, Inc.

Balance Sheets

	June 30, 2006	December 31, 2005

Assets
Current
Cash	$ 506,887	$ 460,661
Accounts receivable, trade	-	34,875
Unbilled receivables	220,625	162,750
Interest receivable	-	5,265
Deferred tax asset	27,000	182,088
Federal income tax receivable	128,137	-
Advances to employees	18,292	8,505
Advances to employees, related party	-	15,000
Total current assets	900,941	869,144
Property and equipment, net	183,950	207,084
Notes receivable, related party	-	147,518

Total Assets	$ 1,084,891	$ 1,223,746

Liabilities
Current
Accounts payable	$ 416,945	$ 639,407
Accrued liabilities	89,428	85,647
Refund payable	225,000	-
Corporate income taxes payable	259,575	281,602
Deferred revenue	49,598	-
Operating advances due to related parties	47,692	40,000
Notes payable, current portion	-	85,236
Total current liabilities	1,088,238	1,131,892
Notes payable, net of current portion	-	8,219
Deferred tax liability	27,001	20,306

Total Liabilities	1,115,239	1,160,417
Commitments and contingencies (note 11)

Stockholders’ Equity
Class A, voting stock, no par value
5,000 shares authorized and outstanding	1,000	1,000
Class B, non-voting stock, no par value
15,000 shares authorized and outstanding	-	-
Additional paid in capital	19,592	19,592
Accumulated earnings (deficit)	(50,940)	42,737

Total Stockholders’ equity (deficit)	(30,348)	63,329

Total Liabilities and Stockholders’ Equity (Deficit)	$ 1,084,891	$ 1,223,746

See accompanying notes to these financial statements

Barnico Drilling, Inc.

Statements of Operations

	For Six Months Ended June 30, 2006	For Year Ended December 31, 2005

Drilling Revenue	$ 2,934,282	$ 7,543,471

Operating expenses
Drilling expenses	1,837,808	4,497,974
Salaries and taxes	870,652	2,540,199
Depreciation	28,722	76,317
Other general and administrative	250,046	555,495
Total operating expenses	2,987,228	7,669,985

Operating loss	(52,946)	(126,514)

Other items
Other income (expense), net	1,459	(63,119)
Interest expense	(571)	(2,782)
Total other income (expense)	888	(65,901)

Loss before taxes	(52,058)	(192,415)

Provision (Benefit) for income taxes
Current	(120,163)	141,757
Deferred	161,782	(213,467)
Total income taxes (benefits)	41,619	(71,710)

Net loss	$ (93,677)	$ (120,705)

See accompanying notes to these financial statements

Barnico Drilling, Inc.

Statement of Stockholders’ Equity (Deficit)

For the period from January 1, 2005 to June 30, 2006

	Number of shares		Par value	Additional Paid in Capital	Retained earnings (deficit)	Total
	Class A	Class B

Balance January 1, 2005	1,000	-	$ 1,000	$ 19,592	$ 163,442	$ 184,034

Net loss for the year	-	-	-	-	(120,705)	(120,705)

Balance December 31 2005	1,000	-	1,000	19,592	42,737	63,329

Exchange of common stock for Class A shares and issuance of Class B shares	4,000	15,000	-	-	-	-

Net loss for the period	-	-	-	-	(93,677)	(93,677)

Balance June 30, 2006	5,000	15,000	$ 1,000	$ 19,592	$ (50,940)	$ (30,348)

See accompanying notes to these financial statements

Barnico Drilling, Inc.

Statements of Cash Flows

	For Six Months Ended June 30, 2006	For Year Ended December 31, 2005

Operating activities
Net loss for the period	$ (93,677)	$ (120,705)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	28,722	76,317
Deferred income tax expense (benefit)	161,782	(213,467)
Changes in operating assets and liabilities:
Trade accounts and other receivables	(17,335)	(38,663)
Income tax receivable	(128,137)	-
Advances to employees	5,213	(2,983)
Corporate income taxes payable	(22,027)	141,757
Accounts payable and accrued liabilities	5,920	582,627
Operating advances due to related parties	7,692	89,019
Deferred revenue	49,598	-
Net cash provided/(used) by operating activities	(2,249)	513,902

Investing activities
Acquisition of property and equipment	(5,588)	(10,213)
Advances under notes receivable	-	(205,000)
Repayments of notes receivable	147,518	-
Net cash provided/(used) by investing activities	141,930	(215,213)

Financing activities
Borrowings under financing agreements	-	150,000
Repayments on financing agreements	(93,455)	(89,422)
Net cash provided/(used) by financing activities	(93,455)	60,578

Increase in cash	46,226	359,267

Cash, beginning of period	460,661	101,394

Cash, end of period	$ 506,887	$ 460,661

Supplemental cash flow information
Interest paid	$ 2,446	$ 907
Income taxes paid	$ 30,000	$ -

Supplemental disclosure of non-cash investing and financing information:
Offset of operating advances and notes receivable	$ -	$ 174,482
Offset of operating advances and interest receivable	$ -	$ 5,368
Settlement of other receivable with property	$ -	$ 37,855

See accompanying notes to these financial statements

Barnico Drilling, Inc.

Notes to the Financial Statements

1.

Nature of Operations

The company was incorporated in the State of Texas in 1992.  The company is a provider of contract land drilling services for oil and gas development companies in the East and South Texas regions.

2.

Significant Accounting Policies

a)

Basis of Accounting

The Company financial statements have been prepared on the accrual basis of accounting.

b)

Cash and Cash Equivalents

For the purposes of reporting cash flows the company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

c)

Accounts Receivable

The company’s trade receivables consist of customer obligations for the provision of contract land drilling services.  The company extends credit based on management’s assessment of the customer’s financial condition, receivable aging, customer disputes and general business and economic conditions.  Management believes that no allowance for doubtful accounts is necessary at June 30, 2006 and December 31, 2005

d)

Unbilled Receivables and Revenue Recognition

The Company recognizes revenues on turnkey drilling contracts and day-work contracts as the work progresses based on management’s estimate of the percentage of the turnkey contract completed, based upon the percentage of the contractual depth drilled, as of period end and records an unbilled receivable for the percentage of the turnkey contract completed.  The costs related to turnkey contracts and day-work contracts are recognized as incurred.  The Company defers recognition of revenue on amounts received from customers for prepayment of services until those services are provided.

e)

Major Customers and Concentration of Credit Risk

As of June 30, 2006 and the six months then ended, two customers accounted for 80% of revenue and one customer accounted for 100% of trade and unbilled receivables.  As of December 31, 2005 and the year then ended, one customer accounted for 36% of revenue and 100% of trade and unbilled receivables

Barnico Drilling, Inc.

Notes to the Financial Statements

2.

Significant Accounting Policies (continued)

f)

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation.  Depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the assets, which range from five to twenty years.  Gains and losses on sales and retirements of property and equipment are reflected in income.

g)

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be impaired.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Management believes there was no impairment at June 30, 2006 and December 31, 2005.

h)

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.  Significant estimates include the percentage of land drilling contracts completed.  It is reasonably possible those estimates could be revised in the near term and the revisions would be material.

i)

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.  A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized.

3.

Employee Advances, related party

At December 31, 2005 the company had advanced $15,000 to a family member of the sole shareholder.  The advance was repaid in April 2006.

Barnico Drilling, Inc.

Notes to the Financial Statements

4.

Property and Equipment

	June 30, 2006	December 31, 2005

Automobiles and trucks	$ 337,116	$ 337,117
Furniture and fixtures	3,472	3,472
Office equipment	8,199	8,199
Rigs and equipment	353,540	348,951
Shop building	27,817	27,817
Shop tools	3,643	3,643
	734,787	729,199
Less: accumulated depreciation	(550,837)	(522,115)
	$ 183,950	$ 207,084

5.

Notes Receivable, related party

The company held the following uncollateralized notes receivable from Rock Bottom Oil, a company under common control.  The notes were retired in 2006 (see Note 6).

	June 30, 2006	December 31, 2005

Note receivable, principal and interest due on maturity of June 2006, bearing interest at 3%.	$ -	$ 117,000

Note receivable, principal and interest due on maturity of May 2010, bearing interest at 3.5%	-	30,518
	$ -	$ 147,518

6.

Operating advances due to related parties

In June 2006 the related party directed the company to offset certain amounts due to her against balances due under the related party notes receivable (Note 5).  At June 30, 2006, the Company had operating advances from the sole voting shareholder of $47,692 which are non-interest bearing and due on demand.

Barnico Drilling, Inc.

Notes to the Financial Statements

7.

Notes Payable

Notes payable consisted of the following:

	June 30, 2006	December 31, 2005	December 31, 2004

Note payable to Ford credit bearing interest at 0% requiring monthly payments of principal, secured by a specific truck, repaid early in April 2006	$ -	$ 10,402	$ 22,901

Note payable to GE capital bearing interest at 7.6% requiring monthly payments of principal and interest until maturity of June 2007, secured by specific equipment. Repaid in June, 2006	-	8,053	9,976

Uncollateralized note payable to Horseshoe Energy, no formal terms of repayment, interest at 5%. Repaid in June, 2006	-	75,000	-
	-	93,455	32,877
Less: current portion	-	(85,236)	(7,182)
	$ -	$ 8,219	$ 25,695

8.

Stockholders’ Equity

From the inception of the Company to March 2006, the Company had 1,000 shares of authorized and issued common stock.   In March 2006, the sole shareholder amended the articles of incorporation to authorize 5,000 shares of Class A common stock and 15,000 shares of Class B common stock.  The only differentiation in the rights between the classes is that the Class A common stock has voting rights and the Class B common stock does not carry voting rights.

Additionally, in March 2006, the sole shareholder exchanged the 1,000 shares of common stock outstanding for 5,000 shares of Class A common stock and authorized the issuance of 15,000 total shares of Class B common stock to three relatives.

Barnico Drilling, Inc.

Notes to the Financial Statements

9.

Income Taxes

A reconciliation of income taxes at federal statutory rates with the reported taxes is as follows:

	June 30, 2006	December 31, 2005

Loss for the period	$ (52,058)	$ (192,415)

Statutory rate	34%	34%

Income tax provision (benefit) calculated using the federal statutory income tax rate	$ (17,710)	$ (65,421)
Change in valuation allowance	69,176	-
Other	(17,822)	517
State income taxes	7,975	(5,772)
Total income tax provision	$ 41,619	$ (71,710)

Deferred income taxes relate to temporary differences based on tax laws and statutory rates in effect at period end.  The following table summarizes our deferred tax assets and liabilities.

	June 30, 2006	December 31, 2005

Payables not deducted for tax purposes	$ 177,808	$ 257,157
Receivables not collected	(81,631)	(75,069)
Total current deferred tax assets	96,177	182,088
Less allowance	(69,176)	-
Total current asset	$ 27,001	$ 182,088

Property and equipment	$ (27,001)	$ (29,741)
Promotion costs available for deduction	-	9,435
Total long-term deferred tax liabilities	$ (27,001)	$ (20,306)

Barnico Drilling, Inc.

Notes to the Financial Statements

10.

Related Party Transactions

During the periods, the Company engaged in the following additional transactions with related parties:

	June 30, 2006	December 31, 2005

Site preparation costs paid to the brother of the controlling shareholder	$ 191,117	$ 287,741

Trade accounts payable to the brother of the controlling shareholder	$ 25,000	$ 54,000

From January 2005 through January 2006, the Company provided labor and drilling related expenses to operate a drilling rig owned by Prospector Ventures LLC (“Prospector”) at essentially a cost basis.  This rig accounted for approximated 26% of the Company’s operations during the year ended December 31, 2005. The sole shareholder of the Company, through an affiliated entity, was a minority owner of Prospector. The Company‘s profit on the wells drilled on behalf of Prospector were minimal and in January 2006, the relationship was terminated.

11.

Commitments and Contingencies

Litigation

Occasionally, the Company is involved in various lawsuits and certain governmental proceedings arising in the ordinary course of business.  Management does not believe that the ultimate resolution of any current matters will have a material effect on the Company’s financial position or results of operations.

Leases

The Company leases certain office and drilling equipment under non-cancelable operating leases that expire at various dates through 2010. Rental expense was $73,546, and $164,857 for the six months ended June 30, 2006 the year ended December 31, 2005, respectively. At June 30, 2006 future annual minimum lease payments under operating leases are as follows:

2006	$ 46,192
2007	$ 77,383
2008	$ 6,199
2009	$ -
2010	$ -

12.

Subsequent Events

On March 29, 2006, the shareholders of the Company entered into a Stock Purchase Agreement with Wentworth Energy, Inc. (“Wentworth”) to sell 100% of the common stock of the Company.  The transaction was closed on July 26, 2006 and the purchase price paid to the Company’s shareholders consisted of $5,000,000 in cash and 2,500,000 common shares of Wentworth.  Additionally, the shareholders of Barnico received a 2% overriding royalty interest in certain wells to be drilled on the PDC Ball mineral lands by Wentworth.

Exhibit 21.  Subsidiaries

Name of Subsidiary and Name Under Which Subsidiary carries on Business	Jurisdiction of Incorporation	Percentage Ownership as of December 31, 2006
Wentworth Oil & Gas, Inc.	Nevada	97.8% [1]
Barnico Drilling, Inc.	Texas	100.0%

1.

On February 19, 2007, we acquired the remaining issued and outstanding shares of Wentworth Oil & Gas, Inc. not already owned by us by the issuance of 36,000 shares of our common stock.  As of the date of this Annual Report on Form 10-KSB, we own 100% of the issued and outstanding shares of Wentworth Oil & Gas, Inc.

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

April 23, 2007

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

April 23, 2007

/s/ Francis K. Ling

Francis K. Ling, Chief Financial Officer

Exhibit 32.1.   Section 1350 Certification by Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Wentworth Energy, Inc. (the “Company”) on Form 10-KSB for the period ended December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John Punzo, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John Punzo

John Punzo, Chief Executive Officer

April 23, 2007

Exhibit 32.2.   Section 1350 Certification by Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Wentworth Energy, Inc. (the “Company”) on Form 10-KSB for the period ended December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Francis K. Ling, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Francis K. Ling

Francis K. Ling, Chief Financial Officer

April 23, 2007