Form 10QSB
period 2007-03-31
Wentworth Energy, Inc.
filed 2007-05-21
CIK 1138932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

          Yes [  ]    No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 15, 2007, 24,038,498 shares of common stock

Transitional Small Business Disclosure Format (Check one):  Yes [  ]

No [X]

Wentworth Energy, Inc.

TABLE OF CONTENTS

Page
Part I – Financial Information
Item 1 – Financial Statements (unaudited)
Interim Consolidated Balance Sheets	3
Interim Consolidated Statements of Operations	4
Interim Consolidated Statement of Stockholders’ Deficit	5
Interim Consolidated Statements of Cash Flow	6
Notes to the Interim Consolidated Financial Statements	7– 21
Item 2 – Management’s Discussion and Analysis	22
Item 3 – Controls and Procedures	30
Part II – Other Information
Item 1 – Legal Proceedings	31
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3 – Defaults upon Senior Securities	33
Item 4 – Submission of Matters to a Vote of Security Holders	33
Item 5 – Other Information	33
Item 6 – Exhibits	33
Signatures	33
Exhibits

PART I – FINANCIAL INFORMATION

Wentworth Energy, Inc.

Interim Consolidated Balance Sheets

	March 31, 2007 Unaudited	December 31, 2006
Assets
Current
Cash	$ 633,841	$ 4,445,489
Accounts receivable and accrued receivables	893,639	604,283
Unbilled receivables	426,672	60,333
Note receivable	300,000	300,000
Federal income tax receivable	133,285	133,285
Prepaid expenses	89,391	92,368
Total current assets	2,476,828	5,635,758
Long term
Restricted cash	2,676,019	2,676,019
Certificate of deposit - restricted	25,430	25,430
Oil and gas properties (successful efforts):
Royalty interest, net	267,499	294,552
Proved oil and gas properties	22,507,291	20,847,589
Unproved oil and gas properties	10,258,076	10,251,718
Support equipment, net	1,992,848	1,908,000
Equipment, net	4,263,269	4,305,878
Deferred finance costs	8,867,024	9,831,201

Total Assets	$ 53,334,284	$ 55,776,145
Liabilities
Current
Accounts payable and accrued liabilities	$ 16,958,868	$ 16,978,975
Convertible debentures payable	1,055,000	1,144,652
Discount on convertible debentures payable	(534,443)	(711,179)
Senior secured convertible notes payable	32,350,000	32,350,000
Discount on senior secured convertible notes payable	(24,936,458)	(27,632,291)
Due to related parties	47,692	47,692
Deferred gain	300,000	300,000
Derivative contract liabilities	57,695,726	95,693,748
Total current liabilities	82,936,385	118,171,597
Asset retirement obligation	228,741	155,241

Total Liabilities	83,165,126	118,326,838

Commitments and contingencies (Note 11)

Stockholders’ Deficit
Preferred stock, $0.001 par value
2,000,000 shares authorized
Nil shares issued and outstanding	-	-
Common stock, $0.001 par value
300,000,000 shares authorized, 24,038,498 and
23,782,498 issued and outstanding March 31, 2007 and
December 31, 2006, respectively	24,038	23,782
Additional paid in capital	29,299,426	26,605,238
Accumulated Deficit	(59,154,306)	(89,179,713)
Total Stockholders’ Deficit	(29,830,842)	(62,550,693)
Total Liabilities and Stockholders’ Deficit	$ 53,334,284	$ 55,776,145

The accompanying notes are an integral part of these interim consolidated financial statements.

Wentworth Energy, Inc.

Interim Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006 Restated
REVENUE
Drilling revenue	$ 865,163	$ -
Oil and gas production	164,617	24,137
TOTAL REVENUE	1,029,780	24,137

OPERATING EXPENSES
Production costs	73,558	21,460
Drilling costs	466,277	-
Salaries and taxes	169,892	-
Depreciation and depletion	190,384
Property evaluation costs	186,381	-
Impairment of oil and gas properties	11,208	-
TOTAL OPERATING EXPENSES	1,097,700	21460

GROSS (LOSS) PROFIT	(67,920)	2,677

EXPENSES
General and administrative	3,326,314	2,387,458
Finance costs	4,640,666	139,527
	7,966,980	2,526,985

LOSS FROM OPERATIONS	(8,034,900)	(2,524,308)

OTHER (REVENUE) EXPENSE ITEMS
Interest income	(62,285)	(3,197)
(Gain) Loss on derivative contracts	(37,998,022)	20,763,253
	(38,060,307)	20,760,056

NET INCOME (LOSS)	$ 30,025,407	$ (23,284,364)

BASIC EARNINGS (LOSS) PER SHARE	$ 1.26	$ (1.48)
DILUTED EARNINGS (LOSS) PER SHARE	$ 1.05	$ (1.48)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	23,895,387	15,706,798
Diluted	28,561,588	15,706,798

The accompanying notes are an integral part of these interim consolidated financial statements.

Wentworth Energy, Inc.

Interim Consolidated Statement of Stockholders' Deficit (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Par Value

Balance, December 31, 2006	23,782,498	$ 23,782	$ 26,605,238	$ (89,179,713)	$ (62,550,693)

Issuance of common stock	36,000	36	36,684	-	36,720

Issuance of common stock upon exercise of options	220,000	220	79,780	-	80,000

Stock based compensation	-	-	2,577,724	-	2,577,724

Net income for the three months ended March 31, 2007	-	-	-	30,025,407	30,025,407
	24,038,498	$ 24,038	$ 29,299,426	$ (59,154,306)	$ (29,830,842)

The accompanying notes are an integral part of these interim consolidated financial statements.

Wentworth Energy, Inc.

Interim Consolidated Statements of Cash Flow (Unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006 Restated
OPERATING ACTIVITIES
Net income (loss) for the period	$ 30,025,407	$ (23,284,364)
Add (deduct) non-cash items
Depreciation and depletion	190,384	493
Stock based compensation	2,577,724	1,643,975
Amortization of discount on convertible debentures	2,782,917	104,167
(Gain) loss on derivative contracts	(37,998,022)	20,763,253
Amortization of deferred financing costs	964,177	28,868
Accretion of asset retirement obligation liability	21,956	-
Impairment of oil and gas properties	11,208	-
Write down in investment	36,720	-
Stock issued for services and other	-	19,040
Changes in non-cash working capital items
Accounts receivable and accrued receivables	(655,695)	(8,439)
Prepaid expenses and deposits	2,977	(191,235)
Accounts payable and accrued liabilities	(20,107)	16,340
Due to related parties	-	108,187
Cash used by operating activities	(2,060,354)	(799,715)

INVESTING ACTIVITIES
Cash invested in Redrock Oil Sands, Inc.	-	(969)
Purchase of equipment	(155,570)	(7,000)
Addition of oil and gas properties	(1,675,724)	(66,585)
Cash used by investing activities	(1,831,294)	(74,554)

FINANCING ACTIVITIES
Share subscriptions payable	-	(1,500)
Proceeds from convertible debentures/notes payable, net of related costs	-	1,328,000
Common stock issued for cash, including exercise of options	80,000	112,500
Cash provided by financing activities	80,000	1,439,000

CHANGE IN CASH DURING PERIOD	(3,811,648)	564,731

CASH, BEGINNING OF PERIOD	4,445,489	107,397

CASH, END OF PERIOD	$ 633,841	$ 672,128

SUPPLEMENTAL DISCLOSURE:
Interest paid	$ 705,693	$ -
Common stock issued for reduction of payables	$ -	$ 59,225
Common stock issued for deferred financing fees	$ -	$ 125,250
Treasury stock issued for collateral	$ -	$ 7,758
Discount on convertible debt	$ -	$ 1,500,000
Transfer of oil and gas property to equity investments	$ -	$ 100,001

The accompanying notes are an integral part of these interim consolidated financial statements.

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

March 31, 2007

1.

Description of Business

Wentworth Energy, Inc. (“Wentworth” or, “the Company”), an Oklahoma corporation, was incorporated under the laws of the State of Oklahoma on October 31, 2000.  On February 24, 2005, the Company changed its name from Avondale Capital I Corp. to Wentworth Energy, Inc. .

On March 22, 2005, Wentworth agreed to purchase Wentworth Oil & Gas, Inc., a Nevada corporation (“Wentworth Oil”).  During 2005 and early 2006, the Company issued a total of 1,632,000 shares of its common stock to purchase 98.7% of the Wentworth Oil outstanding common stock. During the first quarter of 2007, the Company issued its stock valued at approximately $36,720 to the remaining stockholders of Wentworth Oil in order to obtain 100% ownership.  Wentworth Oil is inactive and conducts no business. Accordingly, it is management’s intention to dissolve Wentworth Oil in the second quarter of 2007.

The Company operates two business segments, drilling operations and oil and gas production, and management reviews and evaluates the segment operations separately. The drilling segment is engaged in the land contract drilling of oil and natural gas wells. Its operations reflect revenues from contracting one of Barnico’s two drilling rigs and crews to third parties, until such time as the Company is prepared to utilize both rigs on its own properties.  The oil and gas production segment is engaged in the development, acquisition and production of oil and natural gas properties. Wentworth is engaged in oil and gas exploration, drilling and development.  It currently has oil and gas interests in Anderson County, Freestone County, Jones County, Leon County and Polk County, Texas.  The Company’s strategy is to develop low risk, high probability shallow wells on its properties and lease out deeper zones of its properties for royalty interests.

In July 2006, the Company acquired 100% of the ownership interest in Barnico Drilling, Inc. (“Barnico”), a Texas corporation.  Barnico is a drilling company which owns two rigs capable of drilling shallow wells to a maximum depth of approximately 8,000 feet. During the first quarter of 2007, one of Barnico’s two primary customers curtailed its usage of Barnico’s drilling services. However, the Company believes the customer will contract for Barnico’s services again in the near future and that Barnico will attract additional customers during the second quarter of 2007.  Moreover, management anticipates the demand for contract drilling services may decline over the next 12 months because (a) the Company intends to utilize the rigs on the Company’s own properties to the extent possible; (b) available drilling contracts in the market require drilling rigs capable of drilling wells which are beyond the capabilities of Barnico rigs; and (c) there are more drilling competitors in East Texas counties.

General

The accompanying unaudited interim consolidated financial statements as of and for the three month period ended March 31, 2007 and 2006 have been prepared by management, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

In the opinion of management, all adjustments which are of a normal and recurring nature and are necessary for a fair presentation of the financial position, results of operations, and cash flows as of and for the first quarter of 2007 and 2006 have been made. Results of operations for the first quarter of 2007 and 2006 are not necessarily indicative of results of operations to be expected for the entire year or any other period.

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

March 31, 2007

2.

Significant Accounting Policies

a)   Going concern

The accompanying interim consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern.  Accordingly, they do not give effect to adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. However, the Company has incurred significant losses from operations and is currently in default on its debt. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon achieving profitable operations and the successful restructuring or refinancing of the current senior secured convertible notes (the “convertible notes”) [and convertible debentures.]  The Company is currently engaged in negotiation with the senior secured convertible noteholders (“convertible noteholders”) regarding the restructuring or refinancing of the convertible notes. Simultaneously, discussions are underway with potential lenders and investors to secure sufficient funds to refinance the existing convertible notes and convertible debentures, and provide working capital to continue developing the Company’s existing properties. If the Company cannot successfully restructure or refinance the existing convertible notes, then the Company may be unable to continue as a going concern.

b)

Consolidation

The interim consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries, Wentworth Oil and Barnico.  All significant inter-company transactions have been eliminated in consolidation.

Interests in oil and gas properties of the Company and its subsidiaries are undivided interests and related assets, liabilities, revenue and expenses are accounted for on a proportionate gross basis.

c)

Deferred finance costs

Finance costs with respect to the 10% convertible debentures totaling $0.3 million were recorded January 12, 2006, and are being expensed using the effective interest method over the remaining months until maturity of the debentures on January 11, 2009.  The Company also recorded a discount for the convertible debentures, as described in Note 7. Amortization expense through March 31, 2007 was approximately $25,000.

Finance costs with respect to the 9.15% convertible notes totaling $10.1 million were recorded July 25, 2006 and are being expensed using the effective interest method over the remaining months until maturity of the notes in July 2009.  The Company also recorded a discount for the notes as described in Note 8.  Amortization expense through March 31, 2007 was approximately $0.9 million. Finance costs with respect to the 9.15% convertible notes totaling $10.1 million were recorded July 25, 2006 and are being expensed using the effective interest method over the remaining months until maturity of the convertible notes in July 2009.  The Company also recorded a discount for the convertible notes as described in Note 8.  Amortization expense through March 31, 2007 was approximately $0.9 million.

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

March 31, 2007

2.

Significant Accounting Policies (continued)

d)

Earnings (loss) per share

Basic earnings (loss) per share has been calculated based on the weighted average number of common shares outstanding during the period.  The Company uses the treasury stock method of calculating fully diluted per share amounts whereby any proceeds from the exercise of stock options or other dilutive instruments are assumed to be used to purchase common shares at the average market price during the period.  The dilutive effect of convertible securities is reflected in diluted earnings (loss) per share by application of the if-converted method. Under this method, conversion shall not be assumed for the purposes of computing diluted loss per share if the effect would be anti-dilutive. For the three months ended March 31, 2007, the Company had approximately 28,561,588 potentially dilutive shares which are included in the calculation of earnings per share and had 72,786,075 potential dilutive shares not included in the dilutive calculation because they were antidilutive.  For the three months ended March 31, 2007 presentation of basic and diluted earnings per share will be presented. For the three months ended March 31, 2006, the diluted loss per share is the same as basic loss per share, because the effect of common stock equivalents is anti-dilutive.

e)

Income taxes

Income taxes are computed using the asset and liability method of accounting in accordance with SFAS No. 109, “Accounting for Income Taxes.”  A deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at March 31, 2007 and December 31, 2006.

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the first quarter of 2007, the Company recognized no adjustments for uncertain tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued at March 31, 2007.

The tax years 2004 through 2006 remain open to examination by the major taxing jurisdictions in which the Company operates. Management expects no material changes to unrecognized tax positions within the next twelve months.

3.

Royalty Interests

In July 2006, the Company acquired oil and gas royalty interests in Anderson County, Freestone County and Jones County, Texas. The royalty interests were purchased as part of the 27,557 gross acres of oil and gas fee mineral rights as described in Note 4. The royalty interest is reported at its initial estimated relative fair value of approximately $354,000 less depletion of approximately $87,000.

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

March 31, 2007

4.

Oil and Gas Properties

Anderson County, Freestone County and Jones County, Texas

In July 2006, in conjunction with the purchase of Barnico, the Company also purchased 27,557 gross acres of oil and gas fee mineral rights in Anderson County, Freestone County and Jones County, Texas (known as “the P.D.C. Ball property”) for $31.1 million which included cash and issuance of Wentworth’s stock. Total capitalized costs through March 31, 2007 were $30.7 million which includes acquisition and exploration costs and developmental cost.  On February 19, 2007, the Brackens Well #1 began production of natural gas, and on March 26, 2007, Redlake Well #1-R began production of natural gas. Both wells are located on the P.D.C. Ball property.

Freestone County, Texas (Shiloh Well 1 and Shiloh Well 3)

On January 22, 2007, the Company purchased a 50% working interest in two gas wells on 640 acres in Freestone County, Texas -  (Shiloh 1 well and Shiloh 3 well). The Company also has a net revenue interest of 43.8% and 43.5% in Shiloh 1 and Shiloh 3, respectively. The purchase price was $0.2 million cash which was paid out of working capital. These two wells were producing natural gas upon acquisition. The Company is the operator of these wells.

Polk County, Texas

During the first quarter of 2006, the Company acquired an option on an 87.5% leasehold working interest on approximately 40 acres on our property in Polk County, Texas. The Company purchased the leases to this property by making a cash payment of $0.1 million from the June 2006 private placement. The well is proved non-producing.  As of March 31, 2007, the Company has spent $2.0 million in refracturing the well. Total capitalized costs through March 31, 2007 were $2.1 million, which includes acquisition, exploration and accrued retirement liability cost.

Capitalized Costs Relating to Oil and Gas Producing Activities

	March 31, 2007	December 31, 2006
Unproved oil and gas properties	$ 10,492,122	$ 10,456,431
Proved oil and gas properties	22,557,291	20,847,589
Proved oil and gas royalties	353,888	353,888
Support equipment and facilities	2,080,056	1,962,500
Less accumulated depreciation, depletion, amortization and valuation allowances	(457,643)	(318,549)
Net capitalized costs	$ 35,025,714	$ 33,301,859

Accumulated depreciation, depletion, amortization and valuation allowances include impairment costs of $215,921 as of March 31, 2007 and 204,713 of December 31, 2006. There are no net capitalized costs from the Company’s share of equity method investees.

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

	Three months ended March 31, 2007	Three months ended March 31, 2006
Property acquisition costs
Proved	$ 212,500	$ -
Unproved, net of proceeds of sale	-	63,750
Total acquisition costs	212,500	63,750
Exploration costs	94,839	25,693
Development costs	1,457,496	-
Asset retirement costs	96,000	63,525

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

March 31, 2007

4.

Oil and Gas Properties (continued)

Results of Operations for Oil and Gas Producing Activities for the Three Months Ended March 31, 2007 and 2006

	Three months ended March 31, 2007	Three months ended March 31, 2006
Oil and gas sales	$ 164,617	$ 24,137

Production costs	73,558	21,460
Exploration costs	186,381	-
Depreciation, depletion and amortization	80,155	-
Impairment of oil and gas properties	11,208
Total oil and gas expense	351,302	21,460

Net profit (loss) on oil and gas operations	(186,685)	2,677
Income tax expense	-	-
Results of operations for oil and gas producing activities (excluding corporate overhead and finance costs)	$ (86,685)	$ 2,677

5.

Equipment

	Cost	Accumulated Amortization	March 31, 2007 Net Book Value

Support equipment (rig)	$ 2,080,056	$ 87,208	$ 1,992,848

Rig and equipment	$ 4,024,348	$ 194,435	$ 3,829,913
Vehicles	195,500	21,153	174,347
Office equipment and furniture	45,670	6,540	39,130
Construction equipment	233,500	13,621	219,879
	$ 4,499,018	$ 235,749	$ 4,263,269

6.

Related Party Transactions

a)

The Company entered into transactions with related parties as follows.  These amounts have been recorded at  the exchange amount, being the amount agreed to by the parties:

	Three months ended March 31
	2007	2006

Management fees paid to corporations controlled by directors	$ 37,733	$ 73,500
Rent paid to a corporation controlled by a family member of a director	9,309	900
Rent paid to directors	9,600	3,264
Rent paid to a director’s family member	4,500	60,000
Management fee paid to directors	143,960	-
Oilfield service fees paid to director’s family members	32,895	-
Note receivable from an entity for which its CEO is a director of the Company	300,000	-

b)

As of March 31, 2007 and December 31, 2006, approximately $48,000 was owed to directors and corporations owned by directors of the Company in respect of unpaid fees and expenses.  The amount due to related parties is unsecured, without interest, or stated terms of repayment.

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

March 31, 2007

7.

Convertible Debentures Payable

On January 12, 2006, the Company entered into a securities purchase agreement with a single investor pursuant to which the investor purchased 10% secured convertible debentures (“convertible debentures”) with a principal amount of $1.5 million and warrants to purchase 1,500,000 shares of the Company’s common stock until January 12, 2011, 1/3 of which are exercisable at a price of $0.60 per share, 1/3 of which are exercisable at $0.80 per share and 1/3 of which are exercisable at $1.00 per share.  The Company also issued 100,000 common shares as a commitment fee to the investor valued at $64,000.  During the second quarter of 2006, the investor converted $0.4 million of the principal balance of the convertible debentures into 684,615 shares of the Company’s common stock.

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

The Company is in default of the terms of its agreements with the holder of the convertible debentures and, therefore, the holder has the right to demand repayment.  Accordingly, management has classified this debt and the related discount as current liabilities in the interim consolidated balance sheets.  If the holder of convertible debentures demands repayment in cash, the Company may be unable to make such payment.

The convertible debentures are subject to the same extended registration deadline as the convertible notes discussed below. The Company failed to meet the extended registration deadline and the holder of the convertible debenture may demand that the Company pay, in cash or common stock, liquidated damages of two percent of the liquidated value of the convertible debentures within three business days of such demand and every 30-day period thereafter until such failure is cured.

The convertible debentures and the warrants issued in conjunction therewith contain provisions which cause the conversion price and exercise price to reset at lower prices, so, there is a potential that the Company may not have enough shares to be able to settle the conversion and exercise in shares.

In connection with the convertible debentures, the Company recorded a $1.5 million debt discount due in January 2006 to the value of the equity consideration and beneficial conversion feature of the financing, pursuant to the guidance issued by the Emerging Issues Task Force (“EITF”).  The debt discount is being amortized over the life of the related convertible debentures and approximately $87,000 and $104,000 were expensed as of March 31, 2007 and 2006, respectively.

Because the convertible debentures and the related warrants have a feature wherein the conversion price and exercise price resets, the Company has analyzed the convertible debentures and the related warrants pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”.  This provision results in a bifurcation of the conversion feature and the related warrants from the debt and accounting for these instruments as a derivative contract liability with changes in fair value recorded in the interim consolidated statements of operations.

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

March 31, 2007

7.

Convertible Debentures Payable (continued)

Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and EITF 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19,” the original fair value of the embedded beneficial conversion feature and freestanding warrants of $2.4 million has been recorded as a derivative contract liability as the debt is considered non-conventional convertible debt and the warrants have registration rights that carry penalties for noncompliance.  In addition, the Company is required to report the derivative contract liability at fair value and record the fluctuation to the fair value of the derivative contract liability to current operations. The change in the fair value of the derivative contract liability resulted in a gain of $2.0 million for the first quarter of 2007 and a loss of $14.9 million for the first quarter of 2006.  The fair value of the derivative contract liability outstanding as of March 31, 2007 was $2.1 million.

8.

Senior Secured Convertible Notes Payable

On July 25, 2006, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with six investors pursuant to which the investors (“convertible noteholders”) purchased 9.15% senior secured convertible notes (the “convertible notes”) with a principal amount totaling $32.4 million, and Series A and Series B warrants to purchase, respectively, 46,214,287 and 16,175,000 shares of the Company’s common stock until July 25, 2011 at an initial price of $1.40 a share.

Interest is payable quarterly and principal is due in 25 equal installments beginning in July 2007. The convertible notes are convertible into common stock of the Company at the holder’s option at an initial rate of $1.40 per share and interest and principal may be paid in common stock at a discount to market value at the Company’s option as long as the Company is in compliance with certain financial and other conditions as defined in the Purchase Agreement or the convertible noteholders waive such conditions.

The Company was required to file a registration statement for the resale of the number of shares of its common stock equal to 130% of the number of shares issuable upon conversion of the convertible notes, the payment of interest on, and principal of, the convertible notes, and upon exercise of the warrants. The registration statement was required to be declared effective by the Commission within 105 days of the date of the Purchase Agreement, or January 5, 2007. The Company was unable to meet the effectiveness date of the registration statement and is therefore required to pay, beginning on the date of such failure, and on every 30th day thereafter until such failure is cured, liquidated damages to the convertible noteholders of 1.5% of the aggregate purchase price of the convertible notes accruing from the 165th day following the date of the Purchase Agreement.  As of May 15, 2007, the Company had not made any such payments.

On April 2, 2007, the Company executed a term sheet with the convertible noteholders which contemplated a restructuring of the convertible notes.  Management has been unable to complete the negotiation of definitive agreements with the convertible noteholders to complete the restructuring of the convertible notes.

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

March 31, 2007

8.

Senior Secured Convertible Notes Payable (continued)

We have accrued $14.7 million of charges related to the restructuring of the convertible notes based upon the April 2, 2007 term sheet, which term sheet reflects the amount that the holders of the convertible notes asserted would be owed to all of the holders of the convertible notes as of May 31, 2007, if the convertible notes were not redeemed by that date.  Management believes that the amount of $14.7 million recorded is conservative and believes the final amount settled will be less.  Although we are no longer pursuing the restructure terms in the term sheet we are continuing our negotiations with the holders of the convertible notes.

On May 1, 2007, April 30, 2007 and April 26, 2007, the Company received notices from three of its six convertible noteholders demanding full redemption of their convertible notes with an aggregate principal amount of $24.0 million of the total principal balance of $32.4 million. See Note 13, “Subsequent Events,” for additional information concerning the notices. The aggregate redemption price claimed by the three convertible noteholders is in excess of $36.6 million, which was to be paid within five business days of the respective notices. The Company disagrees with certain aspects of the defaults asserted, with the amounts claimed and with the imposition of various aspects of the penalty provisions asserted. The Company does not presently have the funds to redeem the notes.  Management is evaluating available options and is in discussion with the holders of the convertible notes and the convertible debentures as well as with potential lenders and/or investors on restructuring and/or refinancing the existing convertible notes and convertible debentures.

Under the Series A and Series B warrants, if an event of default occurs, then the warrant exercise price adjusts to the lesser of the current warrant exercise price and the Average Market Price (defined below) of the Company’s common stock on the date of the event of default.  Based on the events of default claimed by the three convertible noteholders, the warrant exercise price would have adjusted to $1.106 per warrant share, being the lesser of $1.40 and the Average Market Price of the Company’s common stock on January 5, 2007 (the date of the first event of default), and the number of Series A warrants increased from 46,214,287 to 58,499,097, and the number of Series B warrants increased from 16,175,000 to 20,474,684. Average Market Price is lesser of (i) the average of the dollar volume-weighted average price of the Company’s common stock on each of the preceding 20 trading days, (ii) the average of the dollar volume-weighted average price over the first five trading days of that 20-trading-day period, and (iii) the average of the daily dollar volume-weighted average price over the last five trading days of that 20-trading-day period.

The convertible notes and the warrants issued in conjunction therewith contain provisions which cause the conversion price and exercise price to reset at lower prices, so, there is a potential that the Company may not have enough shares to be able to settle the conversion and exercise in shares.

Because the convertible notes and the related warrants have a feature wherein the conversion price and exercise price resets, the Company has analyzed the convertible notes and the related warrants pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”.  This provision results in a bifurcation of the conversion feature and the related warrants from the debt and accounting for these instruments as a derivative contract liability with changes in fair value recorded in the statement of operations.

Pursuant to authoritative accounting guidance discussed in Note 7, the original fair value of the embedded beneficial conversion feature and freestanding warrants of $146 million was recorded as a derivative contract liability as the debt is considered non-conventional convertible debt and the warrants have registration rights that carry penalties for noncompliance.  In addition, the Company is required to report the derivative contract liability at fair value and record the fluctuation to the fair value of the derivative contract liability to current operations. The change in the fair value of the derivative contract liability resulted in a gain of $35.9 million for the quarter ended March 31, 2007. The fair value of the derivative contract liability outstanding as of March 31, 2007 was $55.6 million

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

March 31, 2007

9.

Asset Retirement Obligation

The following table summarizes the changes in the Company’s asset retirement liability during the quarters ended March 31, 2007 and 2006.

	2007	2006
Asset retirement obligation at January 1	$ 155,241	$ 189,000
Asset retirement obligations incurred in the current period	96,000	63,525
Asset retirement obligations settled in the current period	(44,456)	-
Accretion expense	21,956	-
Revisions in estimated cash flows	-	-
Asset retirement obligation at March 31	$ 228,741	$ 252,525

10.

Stockholders’ Equity

Warrants Outstanding

Each warrant entitles the holder to purchase one share of the common stock of the Company at a fixed cash exercise price at any time during the term of the warrant.

	Number of warrants	Average Exercise Price	Expiry Date

Outstanding at December 31, 2006	67,825,375	$1.28	September 20, 2011
Warrants granted	16,584,494	1.11	July 25, 2011
Warrants exercised	-	-	-
Outstanding at March 31, 2007	84,409,869	$1.22

Options Outstanding

The following table presents options activity for the three month period ended March 31, 2007.

	Total number of options	Currently exercisable options	Weighted Average exercise price	Expiry date
Outstanding at December 31, 2006	14,813,500	7,732,254	$1.28	23 months
Options exercised	(120,000)		.25	2/28/07
Options exercised	(100,000)		.50	2/28/07
Options granted	150,000		1.50	9/20/08
Options granted	300,000		1.50	5/15/09
Options vested during quarter		602,752	1.50	6/31/10
Outstanding at March 31, 2007	15,043,500	8,335,006	1.30	20 months

Change in Authorized Shares

On September 26, 2006, the total number of authorized common shares was increased from 98,000,000 to 300,000,000 and the number of all authorized shares was increased from 100,000,000 to 302,000,000.

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

March 31, 2007

10.

Stockholders’ Equity (continued)

Stock-Based Compensation

Effective with its July 2004 inception, the Company adopted the fair value recognition provisions of SFAS No. 123(R) for all share-based payment awards to eligible participants.

For the three months ended March 31, 2007 and 2006, compensation expense for the Company was $2.6 million and $1.6 million, respectively.

At March 31, 2007, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures was approximately $21.1 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.68 years. If factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, the stock-based compensation expense that we record under SFAS No. 123(R) may differ significantly from what we have recorded in the current period.

2007 Stock Incentive Plan

In February 2007, the Company approved a written stock incentive plan whereby options for the purchase of up to 2,378,249 shares of the Company’s common stock at prices not less than the fair market value of the Company’s stock on the date of grant may be granted from time to time to eligible employees, directors, officers, consultants and advisors.  On February 19, 2007, the Company granted stock options pursuant to the plan to two employees of the Company to purchase a total of 300,000 shares of the Company’s common stock at a price of $1.50 per share for a period of three years.  On April 2, 2007, the Company granted stock options to a director to purchase up to 200,000 shares of the Company’s common stock at a price of $0.50 per share for a period of three years.

11.

Commitments, Contingencies and Guarantees

Management and Consulting Agreements

On October 2, 2005, the Company entered into a five-year management agreement with Panterra Capital, Inc., a private company the sole shareholder of which is the Company’s Chief Executive Officer. Under this agreement, a monthly fee of approximately $14,000, stock options of not less than 1,000,000 shares of the Company’s common stock will be granted, and, upon termination of the agreement with the Company a severance payment equal to $164,000 would be due.

On July 25, 2006, the Company entered into a three-year consulting agreement with the Company’s President (effective August 21, 2006) for a monthly fee of $12,000 during the first year and $17,000 in subsequent years. Also under this agreement, stock options to purchase 2,000,000 shares of the Company’s common stock at $1.50 per share are available which vest quarterly over three years, and in the event of termination of the agreement without cause, severance fees equal to the monthly fees otherwise payable through the term of the contract would be due.

On July 25, 2006, the Company entered into a three-year consulting agreement with the Company’s Vice President of Exploration and Production (effective August 21, 2006) for a monthly fee of $12,000 during the first year and $17,000 in subsequent years. Also under this agreement, stock options to purchase 2,000,000 shares of the Company’s common stock at $1.50 per share are available which vest quarterly over three years, and in the event of termination of the agreement without cause, severance fees equal to the monthly fees otherwise payable through the term of the contract would be due.

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

March 31, 2007

12.

Segment Information

The Company operates two business segments, drilling operations and oil and gas production, and management reviews and evaluates the segment operations separately. The drilling segment is engaged in the land contract drilling of oil and natural gas wells. Its operations reflect revenues from contracting one of Barnico’s two drilling rigs and crews to third parties, until such time as the Company is prepared to utilize both rigs on its own properties.  The oil and gas production segment is engaged in the development, acquisition and production of oil and natural gas properties. Wentworth currently has oil and gas interests in Anderson County, Freestone County, Jones County, Leon County and Polk County, Texas.  The Company’s strategy is to develop low risk, high probability shallow wells on its properties and lease out deeper zones of its properties for royalty interests.

In July 2006, the Company acquired 100% of the ownership interest in Barnico Drilling, Inc. (“Barnico”), a Texas corporation.  Barnico is a drilling company which owns two rigs capable of drilling shallow wells to a maximum depth of approximately 8,000 feet. During the first quarter of 2007, one of Barnico’s two primary customers curtailed its usage of Barnico’s drilling services. However, the Company believes the customer will contract for Barnico’s services again in the near future and that Barnico will attract additional customers during the second quarter of 2007.  Moreover, management anticipates the demand for contract drilling services will decline over the next 12 months because (a) the Company intends to utilize the rigs on the Company’s own properties to the extent possible; (b) available drilling contracts in the market require drilling rigs capable of drilling wells which are beyond the capabilities of Barnico rigs; and (c) there are more drilling competitors in East Texas counties.

The accounting policies of the reportable segments are the same as those described in Note 2. The Company evaluates the segments based on income (loss) from operations. Segment activity for the three months ended March 31, 2007 and 2006 is shown below (in thousands):

For the three months ended March 31,
	2007	2006 Restated
Revenues
Drilling revenues	$ 865	$ -
Oil and gas revenues	165	24
Total revenues	$ 1,030	$ 24

	For the three months ended March 31,
	2007	2006 Restated
Operating income (1)
Drilling	$ 119	$ -
Oil and gas	(187)	3
Total operating (loss) income	(68)	3
General and administrative expense	3,326	2,498
Interest expense	4,641	29
Other income (expense), net	38,060	(20,760)
Loss before income tax	$ 30,025	$ (23,284)

	March 31, 2007	December 31, 2006
Identifiable Assets (2)
Drilling	$ 6,074	$ 6,314
Oil and gas	33,033	31,394

Corporate assets	14,227	18,068
Total assets	$ 53,334	$ 55,776

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

March 31, 2007

12.

Segment Information (continued)

	March 31, 2007	December 31, 2006
Capital Expenditures
Drilling	$ 31	$ 473
Oil and gas	1,645	31,156
Other	-	75
Total capital expenditures	$ 1,676	$ 31,704

	For the three months ended March 31,
	2007	2006 Restated
Depreciation, Depletion and Amortization
Drilling	$ 110	$ -
Oil and gas	80	-
Other	-	1
Total depreciation, depletion and amortization	$ 190	$ 1

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

13.

Subsequent Events

On May 1, 2007, April 30, 2007 and April 26, 2006, the Company received notices from three of the six holders of its senior secured convertible notes demanding full redemption of notes with an aggregate principal amount of $24.0 million of the total notes principal balance of $32.4 million. The aggregate redemption price claimed by these investors is in excess of $36.6 million, which was demanded to be paid within five business days of their dates. The Company disagrees with certain aspects of the defaults asserted, with the amounts claimed and with the imposition of various aspects of the penalty provisions asserted. The Company does not presently have the funds to redeem the notes.  Management is evaluating available options and is in discussion with the holders of the convertible notes and the convertible debentures as well as with potential lenders and/or investors on restructuring and/or refinancing the existing convertible notes and convertible debentures.

On May 8, 2007, Rodessa Operating Company, Inc. ("Rodessa") initiated a lawsuit against the Company in the 411th Judicial District Court of Polk County, Texas alleging breach of contract.  Rodessa's petition claims damages of $587,725 plus interest and attorney's fees for failure to pay amounts due under an operating agreement dated March 6, 2006 concerning the Company's oil and gas interests in Polk County, Texas.

Management is reviewing the claim and has engaged counsel to defend this action. In addition, during the first quarter of 2007, the Company engaged an independent auditor to audit of Rodessa's records as operator. Based on the audit, management believes the amount claimed includes significant duplicate billings. As a result, the Company disputes the amount claimed.  An accrual of approximately $470,000 has been recognized in the consolidated statement of operations which represents the gross amount of invoices received to date.

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

March 31, 2007

14.

Restatement of Interim Consolidated Financial Statements

The Company has retroactively restated certain of its amounts reported for the quarter ended March 31, 2006.  The restatements were made to correct the manner in which warrants issued and classified as stockholders' equity in 2005 are reported in 2006. EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock," requires that warrants be reassessed at each balance sheet date and reclassified as derivative liabilities, rather than stockholders' equity, as a result of events during the period.  In addition, guidance from SFAS No. 154, “Accounting Changes and Error Corrections,” was reviewed with regard to this matter.  As a result, the Company retroactively restated the consolidated financial statements to apply appropriate accounting treatment for certain of the Company’s warrants in the period.  Specifically, on January 12, 2006, the Company issued convertible debentures containing provisions which could cause the warrants issued in 2005 to require net-cash settlement in some circumstances.  Accordingly, EITF 00-19 requires those warrants to be reclassified and recorded as of March 31, 2006 as derivative contract liabilities at their fair value, with any fluctuation to the fair value of that liability recorded to current operations.  In accordance with SFAS 154, the Company’s interim consolidated balance sheet as of March 31, 2006 has been restated to reflect the changes in stockholders’ equity and derivative contract liability, the Company’s interim consolidated statements of operations for the three-month period ended March 31, 2006 has been restated to reflect the change in loss on derivative contracts, the Company’s interim consolidated statement of stockholders’ deficit for the period from inception on July 21, 2004 to March 31, 2006 has been restated to reflect the change in additional paid-in capital and the net loss for the period, and the Company’s interim consolidated statement of cash flow for the three-month period ended March 31, 2006 has been restated to reflect the change in the net loss for the period and the loss on derivative contracts.

The following is a summary of the impact of the restatement on the Company’s interim consolidated balance sheet as of March 31, 2006:

	March 31, 2006
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Derivative contract liability	16,445,364	6,148,254	(a,b)	22,593,618
Total current liabilities	17,222,344	6,148,254		23,370,598
Total liabilities	17,326,511	6,148,254		23,474,765
Additional paid-in capital	4,432,592	(330,365)	(a)	4,102,227
Deficit accumulated during exploration stage	(20,112,355)	(5,817,889)	(b)	(25,930,244)
Total stockholders’ deficit	(15,663,863)	(6,148,254)	(a,b)	(21,812,117)

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

March 31, 2007

14.

Restatement of Interim Consolidated Financial Statements (continued)

The following is a summary of the impact of these restatements on the Company’s interim consolidated statement of operations for the three-month period ended March 31, 2006:

	Three-Month Period Ended March 31, 2006
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Loss on derivative contracts	$14,945,364	$5,817,889	(b)	$20,763,253
Total other (revenue)/expense items	14,942,167	5,817,889		20,760,056
Net loss	(17,466,475)	(5,817,889)		(23,284,364)
Basic and diluted loss per share	(1.11)	(0.37)		(1.48)

The following is a summary of the impact of these restatements on the Company’s interim consolidated statement of stockholders’ deficit for the period from inception on July 21, 2004 to March 31, 2006:

	Three-Month Period Ended March 31, 2006
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Reclassification of warrants	$ -	$(330,365)	(a)	$ (330,365)
Net loss for the period ended March 31, 2006	(17,466,475)	(5,817,889)	(b)	(23,284,364)
Total additional paid-in capital	4,432,592	(330,365)		4,102,227
Total deficit accumulated during the exploration stage	(20,112,355)	(5,817,889		(25,930,244)
Total stockholders’ deficit	(15,663,863)	(6,148,254)		(21,812,117)

The following is a summary of the impact of these restatements on the Company’s interim consolidated statement of cash flow for the three-month period ended March 31, 2006:

	Three-Month Period Ended March 31, 2006
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Net loss for the period	$(17,466,475)	$(5,817,889)	(b)	$(23,284,364)
Loss on derivative contracts	14,945,364	5,817,889	(b)	20,763,253

(a)

To reallocate $330,365 of warrants issued in 2005 and recorded as equity, as derivative liabilities in January 2006 upon the issuance of convertible debentures which could cause those warrants to require net-cash settlement in some circumstances.

(b)

To increase the loss on derivative contracts by $5,817,889 for the change in the value of warrants recorded as derivative liabilities for the thee-month period ended March 31, 2006.

Item 2.   Management’s Discussion and Analysis

Any statements contained herein that are not statements of historical fact may be deemed forward-looking statements.  Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  Wentworth Energy, Inc. (the “Company” and sometimes “we,” “us,” “our” and derivatives of such words) undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  These forward-looking statements should be read in conjunction with disclosures included in our Form 10-KSB for the fiscal year ended December 31, 2006.

Overview and Plan of Operations

We are in default on our senior secured convertible notes (“convertible notes”) and our convertible debentures. In late April and early May, 2007, we received event of default notices from three of our six convertible noteholders demanding full redemption of their convertible notes with an aggregate principal amount of $24.0 million of the total principal balance of $32.4 million. The aggregate redemption price claimed by the three convertible noteholders is in excess of $36.6 million, which was to be paid within five business days of the respective notices. The Company disagrees with certain aspects of the defaults asserted, with the amounts claimed and with the imposition of various aspects of the penalty provisions asserted. The Company does not presently have the funds to redeem the notes.

We are dependent upon on the successful restructuring or refinancing of our existing debt and obtaining adequate financing for our operations and capital needs. In the first quarter of 2007, management commenced exploring the possibility of refinancing with new potential lenders/investors. Also during this quarter, the Company engaged a firm to conduct an independent reserve study in order to comply with required accounting disclosures concerning proved oil and gas quantities. Upon evaluating its options, management decided to engage a financial advisor to assist in discussions with existing noteholders and/or the commencement of discussions and securing new financing with new lenders/investors. The outcome of these discussions is uncertain. Given the strength of our asset base, which is based on a third party reserves report completed in April 2007, and based on the commencement of natural gas production from our Braken #1, Redlake #1R, Shiloh #1 and Shiloh #3, management believes it will be able to negotiate a new financing arrangement.

We are engaged in oil and gas exploration, development, drilling and production. Our strategy is to: (a) develop low risk, high probability shallow wells on our properties; (b) lease out deeper zones of our properties – exploration and development which would otherwise require extensive capital – for royalty interests; and (c) concentrate our exploration and development efforts on our East Texas properties located in Anderson County, Freestone County and Jones County (“the P.D.C. Ball property”) and on our interest in an adjacent property in Freestone County which we purchased in January 2007 as discussed below.

On January 22, 2007, the Company purchased a 50% working interest in two gas wells on 640 acres in Freestone County, Texas -  (Shiloh 1 well and Shiloh 3 well) for $0.2 million. The Company also has a net revenue interest of 43.8% and 43.5% in Shiloh 1 and Shiloh 3, respectively. The purchase price was $0.2 million cash and was paid for out of working capital. We are the operator of these wells.

In furtherance of our strategies to develop low risk, high probability shallow wells and to lease out deeper zones for royalty interests, in November 2006 we entered into mineral leases and a three-year joint operating agreement with Marathon Oil (“Marathon”) on approximately 9,200 acres of our mineral property in Freestone County, Texas. Under the mineral lease agreement, Marathon has the right to explore and develop oil and gas wells in the deeper zones below approximately 8,500 feed subject to 21.5% royalty interest retained by Wentworth. Under the joint operating agreement, Marathon has the option to participate with the Company in the zones above 8,500 feet on a 50/50 working interest basis with Wentworth retaining 23% royalty interest. In addition, natural gas production during the first quarter of 2007 primarily occurred from our Freestone County interests of Brackens well #1, Redlake well #1R, and Shiloh wells #1 and #3.  The Shiloh wells were producing upon their acquisition in January 2006. We operate the Shiloh wells and have a 50% working interest in both, and a 43.8% and 43.5% net revenue interest, respectively, in Shiloh #1 and Shiloh #3.

The Company operates two business segments, drilling operations and oil and gas production, and management reviews and evaluates the segment operations separately. The drilling segment is engaged in the land contract drilling of oil and natural gas wells. Its operations reflect revenues from contracting one of Barnico’s two drilling rigs and crews to third parties, until such time as the Company is prepared to utilize both rigs on its own properties.  The oil and gas production segment is engaged in the development, acquisition and production of oil and natural gas properties. Wentworth currently has oil and gas interests in Anderson County, Freestone County, Jones County, Leon County and Polk County, Texas.  The Company’s strategy is to develop low risk, high probability shallow wells on its properties and lease out deeper zones of its properties for royalty interests.

In July 2006, the Company acquired 100% of the ownership interest in Barnico Drilling, Inc. (“Barnico”), a Texas corporation.  Barnico is a drilling company which owns two rigs capable of drilling shallow wells to a maximum depth of approximately 8,000 feet. During the first quarter of 2007, one of Barnico’s two primary customers curtailed its usage of Barnico’s drilling services. However, the Company believes the customer will contract for Barnico’s services again in the near future and that Barnico will attract additional customers during the second quarter of 2007.  Moreover, management anticipates the demand for contract drilling services will decline over the next 12 months because (a) the Company intends to utilize the rigs on the Company’s own properties to the extent possible; (b) available drilling contracts in the market require drilling rigs capable of drilling wells which are beyond the capabilities of Barnico rigs; and (c) there are more drilling competitors in East Texas counties.

During the first quarter of 2007, two primary customers accounted for 81% of our drilling revenues. One of these customers stopped using our drilling services during the quarter, however we expect to acquire new customers.  In the meantime, to reduce expenses, we will lay-off non-critical employees. We will retain our key drilling staff to perform equipment maintenance until we are ready to redeploy our drilling rigs.

As funds are available to continue our drilling efforts on our East Texas properties, we expect that the results of our drilling will provide more information concerning the geological structure of our property and enable us to identify more drilling targets. However, if we are not successful in raising additional capital, or if we are unable to restructure or refinance our existing indebtedness, we will not be able to meet our development goals over the next 12 months. See additional information concerning our financing in the Liquidity and Capital Resources section below.

At March 31, 2007, we had a staff of 51, of which 46 are working on drilling operations.

Since the July 2006 acquisition of Barnico, a drilling company, Wentworth’s operations have been focused on two segments, drilling operations and oil and gas production. The drilling segment is engaged in the land contract drilling of oil and natural gas wells. Its operations reflect revenues from contracting one of Barnico’s two drilling rigs and crews to third parties, until such time as the two rigs are drilling exclusively on the Company’s property. The oil and gas production segment effectively began active operations in 2006. The oil and gas production segment is engaged in the development, acquisition and production of oil and natural gas properties. Management reviews and evaluates the segment operations separately, but anticipates the contract drilling activities to diminish significantly over the next 12 months. The operations of both segments have focused on counties in east Texas during 2006.

The accounting policies of the reportable segments are the same as those described in Note 2, “Significant Accounting Policies,” in the Notes to the Interim Consolidated Financial Statements. Management’s evaluation of the segments is based upon income (loss) from operations. See also Note 12, “Segment Information,” in the Notes to the Interim Consolidated Financial Statements.

Results of Operations of the Company

The following table presents data from our Interim Consolidated Statements of Operations and the amount of the change between the comparative quarters.

	Three months ended March 31
Dollars in thousands	2007	2006	$ change
REVENUE
Drilling operating	$ 865	$ -	$ 865
Oil and gas production	165	24	141
TOTAL REVENUES	1,030	24	1,006

OPERATING EXPENSES
Production costs	74	21	53
Drilling costs	466	-	466
Salaries and taxes	170	-	170
Depreciation and depletion	191	1	190
Property evaluation costs	186	-	186
Impairment of oil and gas properties	11	-	11
TOTAL OPERATING EXPENSES	1,098	22	1,076

GROSS PROFIT (LOSS)	(68)	2	70

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative	3,326	2,387	939
Finance costs	4,641	139	4,502
TOTAL GENERAL AND ADMINISTRATIVE	7,967	2,526	5,441

LOSS FROM OPERATIONS	(8,035)	(2,524)	(5,511)

OTHER (INCOME) EXPENSES
Interest Income	(62)	(3)	(59)
(Gain) loss on derivative contracts	(37,998)	20,763	(58,761)

TOTAL OTHER (INCOME) EXPENSE	(38,060)	20,760	(58,820)

INCOME (LOSS) BEFORE INCOME TAX BENEFIT
Income tax benefit (expense)	-	-	-

NET INCOME (LOSS)	$ 30,025	$ (23,284)	$ 53,309

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

Net Income/Loss. Net income for the first quarter of 2007 increased $53.3 million compared to the corresponding prior year quarter and was primarily attributable to $58.8 million of non-cash fluctuations in our derivative contract liabilities as a result of changes in fair value, which was partially offset by a $4.5 million increase in finance costs related primarily to interest on our convertible notes.  Accounting guidance requires us to report the derivative contract liability at fair value and record the fluctuation to the fair value of the derivative contract liability to current operations, as further described in Note 7, “Convertible Debentures Payable,” in the Notes to the Interim Consolidated Financial Statements. The

large fluctuations in the derivative contract liabilities and the related impact on the Consolidated Statements of Operations arise from prescribed accounting treatment for derivatives and are not directly related to operational matters. See additional discussion under “Derivative Instruments” in the Critical Accounting Policies section of this Item 2. In addition, the acquisition of Barnico Drilling, Inc. (“Barnico”) and the interests in our P.D.C. Ball property in July 2006 provided revenue from drilling operations and allowed for increased oil and gas production levels. The additional revenue from drilling operations and the higher production levels of oil and gas were largely offset by higher expenses of operation. Gross profit margin percentages for the first quarters of 2007 and 2006 were (7%) and 8%, respectively.

Revenues. Revenue from the drilling operations segment represented 84% of the total $1.0 million in revenues for the three months ended March 31, 2007 compared to zero in the first quarter of corresponding prior year because our purchase of Barnico was not completed until the third quarter of 2006. Production revenues increased by approximately 587% compared to the first quarter of 2006. The increase was due to 2007 natural gas production from the Redlake #1R and Brackens #1 wells in Freestone County, and from our interests in two Shiloh wells which were purchased in January 2007. Revenue from the first quarter of 2006 of approximately $24,000 was from the Archer County, Texas, leases which were acquired in 2005 and sold in December 2006.

Operating Expenses. Our operating expenses increased to $1.1 million from $22,000 in the first quarter of 2006 due primarily to the increased operating costs related to drilling operations that began upon the acquisition of Barnico in the 2006 third quarter. The $1.1 million operating expense for the 2007 first quarter is comprised primarily of drilling costs, depreciation and depletion, salaries and taxes, and production costs. The 2006 first quarter operating expenses related primarily to production costs.

General and Administrative Expenses. General and administrative expenses for the first quarter of 2007 were $3.3 million compared to $2.4 million in the first quarter of 2006. The following comparative table provides detail of the most significant specific general and administrative costs:

Specific General & Administrative Costs	Three Months Ended March 31,
	2007	2006
Management and directors fees	$ 181,861	$ 73,500
Consulting fees – accounting services	144,628	28,343
Consulting fees – audit and audit-related	114,960	10,000
Consulting fees - legal	122,042	18,515
Stock-based compensation	2,577,724	1,643,975
Investor relations	16,021	402,011

Finance Costs.  Finance costs totaled $4.6 million and $0.1 million for the first quarter of 2007 and 2006, respectively. The 2007 costs related to interest and penalties accrued under our January 12, 2006 convertible debentures and our July 25, 2006 convertible notes. As further detailed in “Liquidity and Capital Resources,” we are in default on our convertible notes and convertible debentures this debt and we are dependent reliant on the successful restructuring or refinancing of the existing debt and on obtaining adequate financing for our operations and capital needs.

Other Income and Expense.  Other income and expense consists primarily of interest income from investments and the gain or loss on the fluctuation in derivative contract liabilities. Other income and expense for the first quarter of 2007 increased $58.8 million to $38.1 million when compared to the corresponding prior year quarter. After the July 24, 2006 issuance of our convertible notes, our derivative liability increased significantly as a result of the accounting requirements from authoritative guidance. Under guidance from SFAS No. 133 and EITF 00-19, 00-27 and 05-2, the Company is required to report the liability at fair value and recognize the fluctuation in the fair value in current operations (see “Liquidity and Capital Resources” below, and Note 7, “Convertible Debentures Payable,” and Note 8, “Senior Secured Convertible Notes,” in the Notes to the Interim Consolidated Financial Statements for a more detailed description of the transaction). The 2006 first quarter statement of operations reflected a change in the derivative liability resulting in a derivative contract loss of $20.8 million related to the convertible debentures we issued in January 2006.

Income Tax Benefit/Expense. Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. Our deferred tax assets were fully reserved at March 31, 2007 and December 31, 2006.

Due to net taxable losses, we currently have no net income tax expense.  We have a net operating loss carryforward of approximately $4.1 million which will expire in 2026, and a $1.1 million net operating loss carryforward which will expire in 2025. We have a deferred tax benefit of $45 million, mainly due to timing differences in deductions for derivative losses, stock based compensation and registration rights penalties, offsetting the deferred tax liability recorded upon the acquisitions of Barnico and P.D.C. Ball related to the book/tax differences in the bases of their assets.

Liquidity and Capital Resources

Summary of Cash Flows (in thousands)	For the three months ended March 31, 2007	For the three months ended March 31, 2006	Change
Cash used in operating activities	$ (2,060)	$ (800)	$ (1,260)
Cash used in investing activities	(1,831)	(74)	(1,757)
Cash provided by financing activities	80	1,439	(1,359)

	March 31, 2007	December 31, 2006	Change
Capital Expenditures	$ 156	$ 7	$ 149
Working Capital	(80,460)	(112,536)	32,076

We have incurred significant losses from operations and are in default on our convertible notes and our convertible debentures. These factors raise substantial doubt about our ability to continue as a going concern. The principal balance of our convertible notes and our convertible debentures as of March 31, 2007 was $32.4 million and $1.1 million, respectively.

We are dependent upon the successful restructuring or refinancing of our existing debt and obtaining adequate financing for our operations and capital needs. As noted in “Overview and Plan of Operations,” we received notices from three holders of convertible notes demanding redemption in full of their notes in an aggregate principal amount of $24 million.  We disagree with certain aspects of the defaults asserted in the redemption notices, with the amounts claimed and with the imposition of various aspects of the penalty provisions asserted. We do not presently have the funds to redeem the notes. Management is evaluating available options and is in discussion with the holders of the convertible notes and the convertible debentures as well as with potential lenders and investors on restructuring and/or refinancing the existing convertible notes and convertible debentures. The outcome of these discussions is uncertain, and there is no assurance that we can negotiate a suitable restructuring or refinancing of our convertible notes and convertible debentures.  We have classified our convertible notes and convertible debentures and the related discounts as current liabilities in our interim consolidated balance sheets. See note 7, “Convertible Debentures Payable,” and note 8, “Senior Secured Convertible Notes,” in our notes to the Interim Consolidated Financial Statements.

We have accrued $14.7 million of charges related to the restructuring of the convertible notes based upon the April 2, 2007 term sheet, which term sheet reflects the amount that the holders of the convertible notes asserted would be owed to all of the holders of the convertible notes as of May 31, 2007, if the convertible notes were not redeemed by that date.  Management believes that the amount of $14.7 million recorded is conservative and believes the final amount settled will be less. Although we are no longer pursuing the restructure terms in the term sheet we are continuing our negotiations with the holders of the convertible notes.

Our short-term liquidity requirements for the next twelve months include interest payments, penalties, principal repayments, cash requirements for our oil and gas production expenses, and capital expenditures. Our long-term liquidity requirements are substantially similar to our short-term liquidity requirements.

Operating Activities

As of March 31, 2007, we had cash of $0.6 million and a working capital deficiency of $80.5 million. This represents a decrease in the working capital deficiency of $32.1 million since our December 31, 2006 year end and relates primarily to a $38.0 million decrease in the fair value of the derivative contract liability at March 31, 2007. Generally, if the fair value of our common stock increases over the preceding measurement date, we will recognize a loss on derivative contracts, and if the fair value of our common stock decreases over the preceding measurement date, we will record a gain on derivative contracts.

Our primary uses of operating cash during the quarter were our general and administrative costs such as professional fees and management fees. In order to sustain our operations, we believe our normal cash needs are approximately $0.3 million to $0.4 million monthly.

During the first three months of 2007, we used $2.1 million of cash for operations compared to $0.8 million used during the first three months of 2006.The first quarter of 2007 uses of cash were higher than our anticipated on-going cash requirements due in part to professional services related to the preparation and review of SEC filings, including assistance with amendments and restatements of prior filings.

In November 2006, the Company received $2.7 million in cash from leasing certain of our oil and gas interests in almost 9,000 acres in Texas under a three-year lease and a joint operating agreement.  Under our agreements with the holders of the convertible notes, the proceeds were to be deposited in, and held in an escrow account until such time as our stock price exceeds $2.80 per share for approximately two consecutive months.  For this reason, the proceeds have been treated as restricted funds and are reflected in long-term assets in the Interim Consolidated Balance Sheets.  The escrow account had not been established at the time the transaction closed, and these proceeds were therefore deposited into our general operating account. Although the funds are classified for accounting purposes as restricted funds, they remain within the Company’s control in that operating account.

Investing Activities

During the first quarters of 2007 and 2006, we used $1.8 million and $75,000, respectively, of cash from our investing activities. The funds used in the 2007 first quarter were to acquire a mineral rights interest in Freestone County, Texas and to purchase equipment. Future capital expenditures are subject to available funds.  We received no cash from investing activities during the first quarters of 2007 or 2006.

Financing Activities

During the first quarter of 2007 and 2006, we provided $80,000 and $1.4 million, respectively, for our financing activities. Funds provided in 2007 represented common stock issued for cash, including exercise of options.  Funds provided in the first quarter of 2006 represented $112,500 for common stock issued for cash, including exercise of options, and net proceeds of $1.3 million from the issuance of convertible debentures.  See Note 7, “Convertible Debentures Payable,” in the Notes to the Interim Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Our interim consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider an accounting estimate or judgment to be critical if (1) it requires assumptions to be made that were uncertain at the time the estimate was made, and (2) changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition. These estimates are based on information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary significantly from those estimates under different assumptions and conditions. Critical accounting policies are defined as those significant accounting policies that are most critical to an understanding of a company’s financial condition and results of operation. We believe that the significant accounting policies discussed below will be most critical to an evaluation of our future financial condition and results of operations.

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

Derivative Instruments

In accordance with the interpretive guidance in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” we valued the conversion feature of the separate issuances of senior secured convertible notes and convertible debentures and related warrants in January and July 2006 as derivative liabilities. We must make certain periodic assumptions and estimates to value the derivative liability. The change in value is reflected in our consolidated statements of operations as non-cash income or expense, and the changes in the carrying value of derivatives may have a material impact on our financial statements. As the market price of our common stock increases, our other expense increases, and as the market price of our common stock decreases, our other income increases. This has caused wide swings in our net income (loss) and could continue to result in swings in the future.  For the year three months ended March 31, 2007, we recorded non-cash gain of $38.0 million upon revaluation of the instruments that are subject to this accounting treatment. The derivative liability associated with these instruments is reflected on our balance sheet as a short-term liability. This liability will remain until the senior secured convertible notes and the convertible debentures are converted or repaid, and until the warrants are exercised, expire, or other events occur to cause the termination of the derivative accounting, the timing of which may be outside our control.

Our senior secured convertible notes and our convertible debentures contain embedded conversion features, pursuant to which all or part of the debt owed to the holder may be converted into shares of our common stock at an initial price of $1.40 and $0.65 per share, respectively, subject to certain adjustments described in Note 7, “Convertible Debentures Payable,”  and Note 8, “Senior Secured Convertible Notes Payable,” in the Notes to the Interim Consolidated Financial Statements, and the warrants we issued provide the holder with the right to purchase our common stock at prices ranging from $0.60 to $1.40 per share. As a result of the terms of our agreement to register the resale of the shares of our common stock issuable upon conversion or exercise of these instruments or warrants, we are required under applicable accounting rules to treat the conversion feature of the senior secured convertible notes and convertible debentures and the related warrants as liabilities, rather than as equity instruments. This classification as liabilities also requires that we account for them at fair value and include changes in fair value as a component of other income (expense) for so long as the warrants and the conversion feature of the senior secured convertible notes and convertible debentures remain classified as liabilities. Changes in fair value are based upon the market price of our common stock and are calculated using the Black-Scholes method of valuation. As a result, as the market price of our common stock increases, our other expense increases, and as the market price of our common stock decreases, our other income increases. This accounting treatment could result in wide swings of our other income (expense) and net income in the future.

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

Asset Retirement Obligations

We estimate the future costs of the retirement obligations of our producing oil and gas properties. Those abandonment costs, in some cases, will not be incurred until several years in the future. Such cost estimates could be subject to significant revisions in subsequent years due to changes in regulatory requirements and technological advances that are difficult to predict. As of March 31, 2007, we estimate the net present value of these asset retirement costs to total approximately $229,000.

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

Barnico records an unbilled receivable for the percentage of the turnkey contract completed. It records an account receivable for drilling contracts completed, but for which money has not been collected. An allowance for doubtful accounts is provided for accounts management considers potentially uncollectible based on analysis and aging of accounts. As of March 31, 2007, the Company had no uncollectible accounts for Barnico. If it receives a prepayment from a customer upon entering into a contract, it defers recognition of revenue on that amount until the contracted service is provided. In future periods, any differences between an estimate regarding the collectibility of accounts and actual collections could have a material affect on our operating results.

The costs relating to contracts are recognized as incurred.

Income Taxes

Income taxes are computed using the asset and liability method of accounting in accordance with SFAS No. 109, “Accounting for Income Taxes.”  A deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at March 31, 2007 and December 31, 2006.

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the first quarter of 2007, the Company recognized no adjustments for uncertain tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued at March 31, 2007.

The tax years 2004 through 2006 remain open to examination by the major taxing jurisdictions in which the Company operates. Management expects no material changes to unrecognized tax positions within the next twelve months.

Off-Balance Sheet Arrangements

As of March 31, 2007, we had no undisclosed off-balance sheet arrangements reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

In addition, internal control over financial reporting is the process designed by, or under the supervision of, a company’s principal executive officer and principal financial officer, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the issuer; and (3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2007.

Our management has identified a material weakness in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board.  The area of material weakness identified in our internal control over financial reporting is the lack of an adequate complement of staff to address technical accounting issues, which has also contributed to our difficulty in filing timely reports. We intend to hire sufficient, qualified staff in 2007 to address this weakness.

Except for the material weakness described above, we have identified no significant changes in our internal control over financial reporting in connection with our Chief Executive Officer's and Chief Financial Officer's evaluation of such controls that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

During the third quarter of 2006, we were not aware of any proceedings contemplated by a governmental authority.

On May 8, 2007, Rodessa Operating Company, Inc. ("Rodessa") initiated a lawsuit against the Company in the 411th Judicial District Court of Polk County, Texas alleging breach of contract.  Rodessa's petition claims damages of $587,725 plus interest and attorney's fees for failure to pay amounts due under an operating agreement dated March 6, 2006 concerning the Company's oil and gas interests in Polk County, Texas. The Company undertook an audit of Rodessa's records as operator, and management believes the amount due by the Company is approximately $261,000 less proceeds from oil production.

Other than the matter discussed above, there have been no material changes in the legal proceedings since filing of our Annual Report on Form 10-KSB filed on April 24, 2007.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2007, the following equity securities that were not registered under the Securities act were issued and exercised:

Date	Description	Number	Purchaser and Recipient	Proceeds	Consideration	Exemption [1,2]
Jan 5, 07	Series A Warrants [3]	7,594,937	Castlerigg Master Investments Ltd.	Nil	Warrants attached to Senior Secured Convertible Notes	Sec. 4(2)
Jan 5, 07	Series B Warrants [3]	2,658,228	Castlerigg Master Investments Ltd.	Nil	Warrants attached to Senior Secured Convertible Notes	Sec. 4(2)
Jan 5, 07	Series A Warrants [3]	2,848,101	Cornell Capital Partners	Nil	Warrants attached to Senior Secured Convertible Notes	Sec. 4(2)
Jan 5, 07	Series B Warrants [3]	996,836	Cornell Capital Partners	Nil	Warrants attached to Senior Secured Convertible Notes	Sec. 4(2)
Jan 5, 07	Series A Warrants [3]	949,367	Highbridge International LLC	Nil	Warrants attached to Senior Secured Convertible Notes	Sec. 4(2)
Jan 5, 07	Series B Warrants [3]	332,278	Highbridge International LLC	Nil	Warrants attached to Senior Secured Convertible Notes	Sec. 4(2)
Jan 5, 07	Series A Warrants [3]	569,620	CAMOFI Master LDC	Nil	Warrants attached to Senior Secured Convertible Notes	Sec. 4(2)

Jan 5, 07	Series B Warrants [3]	199,367	CAMOFI Master LDC	Nil	Warrants attached to Senior Secured Convertible Notes	Sec. 4(2)
Jan 5, 07	Series A Warrants [3]	170,886	GunnAllen Financial, Inc.	Nil	Warrants attached to Senior Secured Convertible Notes	Sec. 4(2)
Jan 5, 07	Series B Warrants [3]	59,810	GunnAllen Financial, Inc.	Nil	Warrants attached to Senior Secured Convertible Notes	Sec. 4(2)
Jan 5,07	Series A Warrants [3]	151,899	Sam Del Presto	Nil	Warrants attached to Senior Secured Convertible Notes	Sec. 4(2)
Jan 5, 07	Series B Warrants [3]	53,165	Sam Del Presto	Nil	Warrants attached to Senior Secured Convertible Notes	Sec. 4(2)
Jan 8, 07	Stock options [4]	150,000	Petromax Technologies, LLC	Nil	Equity investment	Sec. 4(2)
Feb 9, 07	Common stock	100,000	James O’Callaghan	$50,000	Stock option exercise for cash	Reg. S
Feb 19, 07	Common stock	16,000	Christopher Dieterich	$16	Stock [5]	Sec. 4(2)
Feb 19, 07	Common stock	20,000	Jacob Glanzer	$20	Stock [5]	Reg. S
Feb 19, 07	Stock options [6]	150,000	Billy Glenn	Nil	Employment services	Sec. 4(2)
Feb 19, 07	Stock options [6]	150,000	Leah Glenn	Nil	Employment services	Sec. 4(2)
Feb 28, 07	Common sock	12,000	Christopher Dieterich	$30,000	Stock option exercise for cash	Sec. 4(2)

1.

Securities that were issued pursuant to the exemption from registration contained in to Section 4(2) of the Securities Act of 1933 were issued in privately negotiated, isolated, non-recurring transactions not involving any public offer or solicitation.  Each purchaser represented that such purchaser's intention to acquire the securities for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the certificate issued to each purchaser and the transfer agent affixed the appropriate legends.  Each purchaser was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

2.

Securities that were issued pursuant to the exemptions from registration contained in Regulation S promulgated under the Securities Act of 1933 were issued on the basis of representations made by the each purchaser that the purchaser was not a "U.S. person," as that term is defined under Regulation S, and that such purchaser was not acquiring the securities for the account or benefit of a U.S. person. Each purchaser further represented that such purchaser's intention to acquire the securities for investment only and not with a view toward distribution. We did not engage in a distribution of this offering in the United States. We requested our stock transfer agent to affix appropriate legends to the certificate issued to each purchaser in accordance with Regulation S and the transfer agent affixed the appropriate legends. Each purchaser was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

3.

On July 24, 2006, the Company issued senior secured convertible notes in the aggregate principal amount of $32.4 million Series “A” warrants to purchase 46,214,287 shares of our common stock and Series “B” warrants to purchase 16,175,000 shares of our common stock, as discussed in our Annual Report on Form 10-KSB filed on April 24, 2007.  We are in default of the terms of our senior secured convertible notes and warrants, and pursuant to the terms of the warrants, on January 5, 2007 the exercise price of the Series “A” and Series “B” warrants adjusted from $1.40 to $1.106 per share, the number of Series “A” warrants outstanding increased by an aggregate of 12,284,810 to 58,499,097, and the number of Series “B” warrants outstanding increased by an aggregate of 4,299,684 to 20,474,684.

4.

Stock options exercisable at $1.50 per share until September 20, 2008

5.

Stock in exchange for shares of Wentworth Oil & Gas, Inc.

6.

Stock options exercisable at $1.50 per share until May 31, 2010.

Item 3.   Defaults Upon Senior Securities

We are in default of the terms of our senior secured convertible notes with an aggregate principal sum of $32.4 million and convertible debentures with an aggregate principal sum of $1.1 million. These defaults include our failure to register shares of common stock equal to 130% of the number of shares issuable upon conversion of the senior secured convertible notes, the payment of interest on, and principal of, the senior secured convertible notes, and upon exercise of the accompanying warrants, and at least 2,307,692 shares of common stock remaining to be issued upon conversion of our convertible debentures, 1,500,000 warrant shares and 100,000 commitment fee shares.

Under the registration rights agreements with the holders of our senior secured convertible notes and convertible debentures, our registration statement was required to have been declared effective by the Securities and Exchange Commission by November 7, 2006, and remain effective and available for use until earlier of the date the holders can sell all of the securities covered by the registration statement without restriction pursuant to Commission Rule 144(k) or the date all of those securities have been sold pursuant to the registration statement. In a waiver dated November 7, 2006, the holders extended the deadline for declaration of effectiveness to January 5, 2007.

We endeavored to negotiate a further extension of this deadline; and although we and our investors executed a term sheet that we believed would form the basis for a successful restructuring of our indebtedness, we were unable to reach acceptable final agreements.  On April 26, April 30 and May 1, 2007 we received notices from three of the six holders of our senior secured convertible notes demanding the full redemption of their respective notes with an aggregate principal amount of $24.0 million.  The aggregate redemption price claimed by these holders is in excess of $33.6 million, plus interest since the dates of the redemption notices.  The redemption notices demand payment within five business days of their dates.  We disagree with certain aspects of the defaults asserted in the redemption notices, with the amounts claimed and with the imposition of various aspects of the penalty provisions asserted.  We do not presently have the funds to redeem the notes.

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

Not applicable

Item 6.   Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit No.	Description
10.1	Wentworth Energy, Inc. 2007 Stock Incentive Plan dated February 16, 2007
10.2	Incentive Stock Option Agreement between Wentworth Energy, Inc. and Francis K. Ling dated April 2, 2007
31.1	Rule 13a-14a/15d-14(a) Certification by Chief Executive Officer
31.2	Rule 13a-14a/15d-14(a) Certification by Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by Chief Financial Officer

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WENTWORTH ENERGY, INC.

Date

May 21, 2007

/s/  John Punzo

John Punzo, Chief Executive Officer

Date

May 21, 2007

/s/  Francis K. Ling

Francis K. Ling, Chief Financial

Officer and principal accounting officer

Exhibit 10.1   Wentworth Energy, Inc. 2007 Stock Incentive Plan Dated February 16, 2007

WENTWORTH ENERGY, INC.

2007 STOCK INCENTIVE PLAN

SECTION 1.

INTRODUCTION

1.1

Establishment. Effective as provided in Section 15, Wentworth Energy, Inc., an Oklahoma corporation (the "Company"), hereby adopts this plan of stock-based compensation for selected Eligible Participants of the Company and affiliated corporations. This plan shall be known as the Wentworth Energy, Inc. 2007 Stock Incentive Plan (the "Plan").

1.2

Purpose. The purpose of this Plan is to promote the success of the Company and its stockholders by providing a means of non-cash remuneration to selected Eligible Participants to motivate, attract, and retain the services of such individuals upon whose judgment, interest, and effort the successful conduct of its operation is largely dependent.

SECTION 2.

DEFINITIONS

The following definitions shall be applicable to the terms used in this Plan:

2.1

"Affiliated Corporation" means any corporation that is either a parent corporation with respect to the Company or a subsidiary corporation with respect to the Company (within the meaning of Code Sections 424(e) and (f), respectively).

2.2

"Code" means the Internal Revenue Code of 1986, as it may be amended from time to time.

2.3

"Committee" means a committee comprised of members of the Board of Directors to administer this Plan or, if no committee is so designated, the entire Board of Directors.  The Board of Directors, in its sole discretion, may at any time remove any member of the Committee and appoint another Director to fill any vacancy on the Committee.

2.4

"Common Stock" means the Company's $0.001 par value common stock.

2.5

"Company" means Wentworth Energy, Inc., an Oklahoma corporation.

2.6

"Effective Date" means the effective date of this Plan, as set forth in Section 15 hereof.

2.7

"Eligible Participant" means any employee, director, officer, consultant, or advisor of the Company who is determined (in accordance with the provisions of Section 4 hereof) to be eligible to receive an Option or Stock Award hereunder.

2.8

"Fair Market Value" of a share of Common Stock means the closing market price (that is, the price at which last sold on the applicable principal U.S. market) of the Common Stock on the relevant date if it is a trading date or, if not, on the most recent date on which the Common Stock was traded prior to such date, as reported by the OTC Bulletin Board or, if applicable, by the NASDAQ Global Market or Capital Market Systems; or if, in the opinion of the Committee, this method is inapplicable or inappropriate for any reason, the fair market value as determined pursuant to a reasonable method adopted by the Committee in good faith for such purpose.

2.9

"Grant Date" means the date on which an Option is made by the Committee under the Plan.

2.10

"Option" means the grant to an Eligible Participant of a right to acquire shares of Common Stock. Options under this Plan are not intended to constitute incentive stock options as described under Code Section 422.

2.11

"Plan" means this Wentworth Energy, Inc. 2007 Stock Incentive Plan dated as of the date hereof.

2.12

"Stock Award" means the grant to an Eligible Participant of shares of Common Stock issuable directly under this Plan rather than upon exercise of an Option.

Wherever appropriate, words used in this Plan in the singular may mean the plural, the plural may mean the singular, and the masculine may mean the feminine.

SECTION 3.

ADOPTION AND ADMINISTRATION OF THIS PLAN

The Plan shall be adopted by the Board of Directors and shall commence on the Effective Date.

The Plan shall be administered by the Committee, which shall have all powers necessary or desirable for such administration.  The express grant in the Plan of any specific power to the Committee shall not be construed as limiting any power or authority of the Committee.  In the absence of contrary action by the Board of Directors, any action taken by the Committee with respect to the implementation, interpretation or administration of this Plan shall be final, conclusive and binding.  Except in connection with the grant of Options and Stock Awards, which shall (except as provided in Section 4) require action by the entire Committee, a majority of the Committee shall constitute a quorum and the action of a majority of the members present at any meeting at which a quorum is present (in person or as otherwise permitted by applicable law), or acts approved in writing by a majority of the Committee without a meeting, shall be deemed the action of the Committee.

In addition to such other rights of indemnification as they may have as directors or as members of the Committee, the members of the Committee shall be indemnified by the Company against reasonable expenses, including attorneys’ fees, actually and reasonably incurred in connection with the defense of any action, suit, or proceeding, or in connection with any appeal therein, to which they or any of them may be a party by reason of any action taken or failure to act under or in connection with the Plan or any Option or Stock Award granted or made hereunder, and against all amounts reasonably paid by them in settlement thereof or paid by them in satisfaction of a judgment in any such action, suit, or proceeding, if such members acted in good faith and in a manner which they believed to be in, and not opposed to, the best interests of the Company and its Affiliated Corporations.

SECTION 4. ELIGIBILITY AND AWARDS

The Committee shall determine at any time and from time to time after the Effective Date of this Plan:

(i)

the selection of Eligible Participants;

(ii)

the number of shares of Common Stock issuable directly as Stock Awards, or to be granted pursuant to an Option;

(iii)

the price per share at which each Option may be exercised ("Option Price") or the value per share if a direct issue of stock pursuant to a Stock Award; and

(iv)

the terms on which each Option and Stock Award may be granted.

The foregoing determination shall be made by the entire Committee, except that any Committee member who is also an Eligible Participant may receive an Option or Stock Award, but only if he abstains from voting in favor of a grant to himself, and the grant is determined and approved by the remaining Committee members.

In no event shall the Option Price be less than 100% of the Fair Market Value of the shares of Common Stock on the Grant Date.

SECTION 5. EVIDENCE OF OPTION OR STOCK AWARD

Subject to the terms and provisions of this Plan, the terms and conditions under which a Stock Award may be granted to an Eligible Participant shall be set forth in a written agreement (i.e., a Consulting Agreement, Services Agreement, Fee Agreement, or Employment Agreement) or, if an Option, a written Option Agreement.  Each Option Agreement shall specify the Option Price; the duration of the Option; the number of shares of Common Stock to which the Option pertains; any conditions imposed upon the exercisability of Options in the event of retirement, death, disability, or other termination of employment or service; and such other provisions as the Committee shall determine.  The terms and conditions so set by the Committee may vary from one Eligible Participant to another.  The form of the Option Agreement shall be determined by the Committee, in its sole discretion.

SECTION 6. TOTAL NUMBER OF SHARES OF COMMON STOCK

The total number of shares of Common Stock reserved for issuance by the Company either directly as Stock Awards or underlying Options granted under this Plan shall not be more than 2,378,249, approved by the Board of Directors on the date hereof. The total number of shares of Common Stock reserved for such issuance may be increased only by a resolution adopted by the Board of Directors and amendment of this Plan. Such Common Stock may be authorized and unissued or reacquired Common Stock of the Company.

If any award granted under the Plan terminates, expires, or lapses for any reason other than by virtue of exercise of an Option, or if shares of Common Stock issued pursuant to awards are forfeited, any shares of Common Stock subject to such award again shall be available for grant under the Plan.

In the event an Eligible Participant pays the Option Price for Common Stock pursuant to the exercise of an Option with previously acquired shares of Common Stock, the number of shares available for future awards under the Plan shall be reduced only by the net number of new shares of Common Stock issued upon the exercise of the Option.  In addition, in determining the number of shares of Common Stock available for awards, if shares of Common Stock has been delivered or exchanged by, or withheld from, a Participant as full or partial payment to the Company for payment of withholding taxes, or if the number of shares of Common Stock otherwise deliverable by the Company has been reduced for payment of withholding taxes, the number of shares of Common Stock exchanged by or withheld from an Eligible Participant as payment in connection with the withholding tax or so reduced by the Company shall again be available for the grant of an award under the Plan.

SECTION 7. EXERCISE OF OPTIONS AND STOCK AWARDS

7.1

Options.  Options shall be exercised by the delivery of a written notice to the Company in the form prescribed by the Committee setting forth the number of shares of Common Stock with respect to which the Option is to be exercised, accompanied by full payment for the shares of Common Stock.  The Option Price shall be payable to the Company in full either in cash or certified check or wire transfer, by delivery of shares of Common Stock valued at Fair Market Value at the time of exercise, by delivery of a promissory note (in the Committee’s discretion and subject to restrictions and prohibitions of applicable law) or by a combination of the foregoing.

To the extent permitted under the applicable laws and regulations, at the request of the Eligible Participant and with the consent of the Committee, the Company agrees to cooperate in a “cashless exercise” of an Option.  The cashless exercise shall be effected by the Participant delivering to a securities broker instructions to exercise all or part of the Option, including instructions to sell a sufficient number of shares of Common Stock to cover the costs and expenses associated therewith.

As soon as practicable after receipt of written notice and payment of the Option Price and completion of payment of (or an arrangement satisfactory to the Company for the Participant to pay) any tax withholding required in connection with the Option exercise, the Company shall cause the appropriate number of shares of Common Stock to be issued in the Participant’s name, which issuance shall be effected in book entry or electronic form, provided that issuance and delivery in certificated form shall occur if the Participant so requests or the Committee so directs.

7.2

Stock Awards.  Shares awarded pursuant to a Stock Award shall be fully paid and nonassessable upon the issuance thereof, and shall be represented by a certificate or certificates registered in the name of the Eligible Participant and stamped with an appropriate legend referring to the restrictions thereon, if any.  Subject to the terms and provisions of the Oklahoma Statutes and the written agreement to which he is a party, an Eligible Participant shall have all the rights of a stockholder with respect to such shares, including the right to vote the shares and to receive all dividends or other distributions paid or made with respect thereto, provided that such shares shall be subject to the restrictions hereinafter set forth.

SECTION 8. RIGHTS OF EMPLOYEES; ELIGIBLE PARTICIPANTS

8.1

Employment. Nothing contained in this Plan or in any Option or Stock Award granted under this Plan shall confer upon any Eligible Participant any right with respect to the continuation of his or her employment by the Company or any Affiliated Corporation, or interfere in any way with the right of the Company or any Affiliated Corporation, subject to the terms of any separate employment agreement to the contrary, at any time to terminate such employment or to increase or decrease the compensation of the Eligible Participant from the rate in existence at the time of the grant of an Option or Stock Award. Whether an authorized leave of absence shall constitute termination of employment shall be determined by the Committee at the time.

8.2

Non-transferability.  No right or interest of any Eligible Participant in an Option or Stock Award shall be assignable or transferable during the lifetime of the Eligible Participant, either voluntarily or involuntarily, or subjected to any lien, directly or indirectly, by operation of law, or otherwise, including execution, levy, garnishment, attachment, pledge or bankruptcy.  However, the Board of Directors may, in its sole discretion, permit transfers to family members if and to the extent such transfers are permissible under applicable securities laws.  In the event of an Eligible Participant's death, an Eligible Participant's rights and interest in an Option or Stock Award shall be transferable by testamentary will or the laws of descent and distribution, and delivery of any shares of Common Stock due under this Plan shall be made to, and exercise of any Options may be made by, the Eligible Participant's legal representatives, heirs or legatees. If in the opinion of the Committee a person entitled to payments or to exercise rights with respect to this Plan is unable to care for his or her affairs because of mental condition, physical condition, or age, payment due such person may be made to, and such rights shall be exercised by, such person's guardian, conservator or other legal personal representative upon furnishing the Committee with evidence satisfactory to the Committee of such status.

SECTION 9. GENERAL RESTRICTIONS

9.1

Representations. Eligible Participants to whom an Option or Stock Award is granted shall represent to the Company and agree, that as a condition of exercising such Option, or receiving such Stock Award, in substance and form satisfactory to the Company and its counsel that such person is acquiring the Common Stock subject to the Option or Stock Award for his or her own account for investment and not with any present intention of selling or otherwise distributing the same, other than pursuant to an effective registration statement under the Securities Act, and to such other effects as the Company deems necessary or appropriate in order to comply with federal and applicable state securities laws.

Shares shall not be issued under the Plan unless the issuance and delivery of such shares complies with (or is exempt from) all applicable requirements of law, including (without limitation) the Securities Act, the rules and regulations promulgated thereunder, state securities laws and regulations, and the regulations of any stock exchange on which the Company's securities may then be listed, and the Company has obtained the approval of or a favorable ruling from any governmental agency that the Company determines to be necessary or advisable.

9.2

Restrictions on Transfer of Common Stock. The shares of Common Stock issuable directly as a Stock Award or upon exercise of an Option may not be offered for sale, sold or otherwise transferred except pursuant to an effective registration statement or pursuant to an exemption from registration, the availability of which is to be established to the satisfaction of the Company, and any certificates representing shares of Common Stock will bear a legend to that effect.  However, the Company may, in the sole discretion of the Board of Directors, register under the Securities Act some or all of the shares of Common Stock reserved for issuance under this Plan.  Special resale restrictions may, however, continue to apply to officers, directors, control shareholders and affiliates of the Company and such persons will be required to obtain an opinion of counsel as regards their ability to resell shares received pursuant to this

Plan.

9.3

Compliance with Securities Laws.  Each Option or Stock Award shall be subject to the requirement that if at any time counsel to the Company shall determine that the listing, registration or qualification of the shares of  Common Stock subject to such Option or Stock Award upon any securities exchange or under any state or federal law, or the consent or approval of any governmental or regulatory body, is necessary as a condition of, or in connection with, the issuance or purchase of shares thereunder, such Option or Stock Award may not be accepted or exercised in whole or in part unless such listing, registration, qualification, consent or approval shall have been effected or obtained on conditions acceptable to the Committee.  Nothing herein shall be deemed to require the Company to apply for or to obtain such listing, registration or qualification.

9.4

Changes in Accounting Rules.  Notwithstanding any other provision of this Plan to the contrary, if, during the term of this Plan, any changes in the financial or tax or accounting rules applicable to Options or Stock Awards shall occur that, in the sole judgment of the Committee, may have a material adverse effect on the reported earnings, assets or liabilities of the Company, the Committee shall have the right and power to modify as necessary, or cancel, any then outstanding and unexercised Options.

SECTION 10. COMPLIANCE WITH TAX REQUIREMENTS

10.1

Withholding.  Each Eligible Participant shall be liable for payment of all applicable federal, state and local income taxes (including the Eligible Participant’s FICA obligation, if any) incurred as a result of the receipt of an Option or Stock Award, the exercise of an Option, and the sale of any shares of Common Stock received upon the exercise of an Option or pursuant to a Stock Award.  The Company may be required, pursuant to applicable tax regulations, to withhold taxes for an Eligible Participant, in which case the Company's obligations to deliver shares of Common Stock upon the exercise of any Option granted under this Plan or pursuant to any Stock Award, shall be subject to the Eligible Participant's satisfaction of all applicable federal, state and local income and other income tax withholding requirements.

With respect to withholding required upon the exercise of Options or upon the occurrence of any other taxable event with respect to any award, Eligible Participants may elect, subject to the approval of the Committee, or the Committee may require Eligible Participants to satisfy the withholding requirement, in whole or in part, by having the Company withhold shares of Common Stock having a Fair Market Value equal to the amount required to be withheld.  The value of the Shares to be withheld shall be based on the Fair Market Value of the Shares on the date that the amount of tax to be withheld is to be determined.  All elections by Eligible Participants shall be irrevocable and be made in writing and in such manner as determined by the Committee in advance of the day that the transaction becomes taxable.

10.2

Nonqualified Deferred Compensation Plan Omnibus Provision.  It is intended that any compensation, benefits, or other remuneration, which is provided pursuant to or in connection with the Plan, which is considered to be nonqualified deferred compensation subject to Section 409A of the Code, shall be provided and paid in a manner, and at such time and in such form, as complies with the applicable requirements of Section 409A of the Code to avoid the unfavorable tax consequences provided therein for non-compliance. The Committee is authorized to amend any award or agreement and to amend or declare void any election by an Eligible Participant as may be determined by it to be necessary or appropriate to evidence or further evidence required compliance with Section 409A of the Code.

SECTION 11. PLAN BINDING UPON ASSIGNS OR TRANSFEREES

In the event that, at any time or from time to time, any Option or Stock Award is assigned or transferred to any party (other than the Company) pursuant to the provisions of Section 9.2 hereof, such party shall take such Option or Stock Award pursuant to all provisions and conditions of this Plan, and, as a condition precedent to the transfer of such interest, such party shall agree (for and on behalf of himself or itself, his or its legal representatives and his or its transferees and assigns) in writing to be bound by all provisions of this Plan.

SECTION 12. COSTS AND EXPENSES

All costs and expenses with respect to the adoption, implementation, interpretation and administration of this Plan shall be borne by the Company.

SECTION 13. CHANGES IN CAPITAL STRUCTURE OF THE COMPANY

The number and class of shares of Common Stock subject to each outstanding Option or Stock Award, the Option Price, and the annual limits on and the aggregate number and class of shares of Common Stock for which awards thereafter may be made shall be proportionately, equitably and appropriately adjusted in such manner as the Committee shall determine in order to retain the economic value or opportunity to reflect any stock dividend, stock split, recapitalization, merger, consolidation, reorganization, reclassification, combination, exchange of shares or similar event in which the number or class of shares of Common Stock is changed without the receipt or payment of consideration by the Company.  Where an award being adjusted is Section 409A of the Code, the adjustment shall also be effected so as not to constitute a modification within the meaning of Section 409A of Code.

SECTION 14. PLAN AMENDMENT, MODIFICATION AND TERMINATION

The Board of Directors, upon recommendation of the Committee or at its own initiative, at any time may terminate and at any time and from time to time and in any respect, may amend or modify this Plan, including:

(i)

increase the total amount of Common Stock that may be awarded under this Plan, except as provided in Section 13 of this Plan;

(ii)

change the classes of persons from which Eligible Participants may be selected or materially modify the requirements as to eligibility for participation in this Plan;

(iii)

increase the benefits accruing to Eligible Participants; or

(iv)

extend the duration of this Plan.

Any Option or other Stock Award granted to a Eligible Participant prior to the date this Plan is amended, modified or terminated will remain in effect according to its terms unless otherwise agreed upon by the Eligible Participant; provided, however, that this sentence shall not impair the right of the Committee to take whatever action it deems appropriate under Section 9 or Section 13. The termination or any modification or amendment of this Plan shall not, without the consent of an Eligible Participant, affect his rights under an Option or other Stock Award previously granted to him.

SECTION 15. EFFECTIVE DATE OF THIS PLAN

15.1

Effective Date. This Plan is effective as of the date it was adopted by the Board of Directors of the Company.

15.2

Duration of this Plan. This Plan shall terminate at 5:00 p.m. Central Time on the day before the fifth anniversary of the Effective Date, and may be extended thereafter or terminated prior thereto by action of the Board of Directors; and no Option or Stock Award shall be granted after such termination. Options and Stock Awards outstanding at the time of this Plan termination may continue to be exercised, or become free of restrictions, in accordance with their terms.

SECTION 16. BURDEN AND BENEFIT

The terms and provisions of this Plan shall be binding upon, and shall inure to the benefit of, each Eligible Participant, his executives or administrators, heirs, and personal and legal representatives.

Approved by the Board of Directors of Wentworth Energy, Inc. on February 15, 2007.

Dated: February 16, 2007

/s/ John Punzo

John Punzo, CEO and Director

Exhibit 10.2  Incentive Stock Option Agreement between Wentworth Energy, Inc. and Francis K. Ling dated April 2, 2007

THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), HOWEVER THE SHARES THAT WOULD ISSUE HAVE BEEN REGISTERED. SUCH SECURITIES MAY NOT BE SOLD OR TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR AN EXEMPTION THEREFROM UNDER SAID ACT.

UNLESS PERMITTED UNDER SECURITIES LEGISLATION, THE HOLDER OF THIS SECURITY MUST NOT TRADE THE SECURITY BEFORE THE DATE THAT IS 4 MONTHS AND A DAY AFTER THE LATER OF (I) APRIL 2, 2007, AND (II) THE DATE THE ISSUER BECAME A REPORTING ISSUER IN ANY PROVINCE OR TERRITORY OF CANADA.

Option to Purchase

200,000 SHARES

Wentworth Energy, Inc.

(Incorporated under the laws of the State of Oklahoma)

OPTION CERTIFICATE FOR THE PURCHASE OF SHARES OF THE

$0.001 PAR VALUE COMMON STOCK OF WENTWORTH ENERGY, INC.

1.

For value received, Wentworth Energy, Inc. (the “Company”), hereby grants to Francis K. Ling of 6924 Stewart Road, Delta, British Columbia, V4E 2J3, Canada (the “Holder”) the option (the “Option”), subject to the terms and conditions hereinafter set forth, to purchase 200,000 shares of the common stock of the Company at a price of $0.50 per share (the “Option Price”).

2.

Subject to Section 3, the Option may be exercised in whole or in part at any time until the close of business on April 2, 2010.  Such exercise shall be accomplished by tender to the Company of the purchase price (referred to herein as the “Exercise Price”) of either in cash or by certified check or bank cashier's check payable to the order of the Company, together with presentation and surrender to the Company of this Option with an executed subscription in substantially the form attached hereto as Exhibit A.  Fractional shares of the Company's common stock will not be issued upon the exercise of this Option.  Upon twenty (20) days' prior written notice to all holders of the Options, the Company shall have the right to reduce the Option Price and/or extend the term of the Options.

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

“Unless permitted under securities legislation, the holder of this security must not trade the security before the date that is 4 months and a day after the later of (i) April 2, 2007, and (ii) the date the issuer became a reporting issuer in any province or territory of Canada.”

IN WITNESS WHEREOF, the Company has caused this Option to be executed as of the 2nd day of April, 2007 by its duly authorized officer.

WENTWORTH ENERGY, INC.

/s/ John Punzo

John Punzo, Chief Executive Officer

SUBSCRIPTION FORM

I, the undersigned, hereby irrevocably subscribe for, __________________ shares (the “Stock”) of the common stock of Wentworth Energy, Inc., (the “Company”) pursuant to and in accordance with the terms and conditions of the attached Option and hereby make payment of $_________ per share and request that a certificate for such securities be issued in the name of the undersigned and be delivered to the undersigned at the address stated below.  If such number of securities is not all of the securities purchasable pursuant to the attached Option, the undersigned requests that a new Option of like tenor for the balance of the remaining securities purchasable thereunder be delivered to the undersigned at the address stated below. In connection with the issuance of the securities, I hereby represent to the Company that I am acquiring the securities for my own account for investment and not with a view to, or for resale in connection with, a distribution of the securities within the meaning of the Securities Act of 1933, as amended (the “Act”).  I also understand that the Company has registered the Stock under the Act.

________________________________

Date

________________________________

Signed

________________________________

Name

________________________________

Address

________________________________

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

May 21, 2007

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

May 21, 2007

/s/ Francis K. Ling

Francis K. Ling, Chief Financial Officer

Exhibit 32.1.   Section 1350 Certification by Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wentworth Energy, Inc. (the “Company”) on Form 10-QSB for the quarter ending March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John Punzo, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John Punzo

John Punzo, Chief Executive Officer

May 21, 2007

Exhibit 32.2.   Section 1350 Certification by Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wentworth Energy, Inc. (the “Company”) on Form 10-QSB for the quarter ending March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Francis K. Ling, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/  Francis K. Ling

Francis K. Ling, Chief Financial Officer

May 21, 2007