Form 10QSB
period 2007-06-30
Wentworth Energy, Inc.
filed 2007-08-21
CIK 1138932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES -EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 10, 2007, 24,298,498 shares of common stock

Transitional Small Business Disclosure Format (Check one):  Yes [  ]

No [X]

Wentworth Energy, Inc.

PART I – FINANCIAL INFORMATION

Wentworth Energy, Inc.

Interim Consolidated Balance Sheets

	June 30, 2007 (Unaudited)	December 31, 2006
Assets
Current
Cash	$ -	$ 4,445,489
Accounts receivable and accrued receivables	604,811	604,283
Unbilled receivables	34,839	60,333
Note receivable	300,000	300,000
Federal income tax receivable	133,285	133,285
Employee receivable	3,309	-
Prepaid expenses	551,993	92,368
Total current assets	1,628,237	5,635,758
Long term
Restricted cash	1,918,569	2,676,019
Certificate of deposit - restricted	77,124	25,430
Oil and gas properties (successful efforts):
Royalty interest, net	224,125	294,552
Proved oil and gas properties	22,076,933	20,847,589
Unproved oil and gas properties	10,258,076	10,251,718
Support equipment, net	1,949,238	1,908,000
Equipment, net	4,198,862	4,305,878
Deferred finance costs	7,902,848	9,831,201

Total Assets	$ 50,234,012	$ 55,776,145
Liabilities
Current
Accounts payable and accrued liabilities	$ 18,130,572	$ 16,978,975
Convertible debentures payable	1,055,000	1,144,652
Discount on convertible debentures payable	(447,359)	(711,179)
Senior secured convertible notes payable	32,350,000	32,350,000
Discount on senior secured convertible notes payable	(22,240,625)	(27,632,291)
Due to related parties	47,692	47,692
Deferred gain	300,000	300,000
Derivative contract liabilities	15,678,557	95,693,748
Total current liabilities	44,873,837	118,171,597
Asset retirement obligation	228,741	155,241

Total Liabilities	45,102,578	118,326,838

Commitments and contingencies (Note 9)

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value
2,000,000 shares authorized
Nil shares issued and outstanding	-	-
Common stock, $0.001 par value
300,000,000 shares authorized, 24,038,498 and
23,782,498 issued and outstanding June 30, 2007 and
December 31, 2006, respectively	24,038	23,782
Additional paid in capital	32,893,212	26,605,238
Accumulated Deficit	(27,785,816)	(89,179,713)
Total Stockholders’ Equity (Deficit)	5,131,434	(62,550,693)
Total Liabilities and Stockholders’ Equity (Deficit)	$ 50,234,012	$ 55,776,145

The accompanying notes are an integral part of these Interim Consolidated Financial Statements.

Wentworth Energy, Inc.

Interim Consolidated Statements of Operations (Unaudited)

	Three months ended June 30, 2007	Three months ended June 30, 2006 Restated	Six months ended June 30, 2007	Six months ended June 30, 2006 Restated

REVENUE
Drilling revenue	$ 4,850	$ -	$ 870,013	$ -
Oil and gas production	411,793	17,752	576,410	41,889
Loss on sale of oil and gas properties	(20,520)	-	(20,520)	-
TOTAL REVENUE	396,123	17,752	1,425,903	41,889

OPERATING EXPENSES
Production costs	206,554	47,298	280,112	68,758
Drilling costs	52,333	-	518,610	-
Salaries and taxes	33,762	-	203,654	-
Depreciation and depletion	337,271	1,481	527,655	1,974
Property evaluation costs	24,496	22,174	210,877	22,174
Impairment of oil and gas properties	-	-	11,208	-
TOTAL OPERATING EXPENSES	654,416	70,953	1,752,116	92,906

GROSS LOSS	(258,293)	(53,201)	(326,213)	(51,017)

EXPENSES
General and administrative	5,568,170	5,215,698	8,894,484	7,573,796
Finance Costs	4,855,090	775,984	9,495,756	944,378
	10,423,260	5,991,682	18,390,240	8,518,174

LOSS FROM OPERATIONS	(10,681,553)	(6,044,883)	(18,716,453)	(8,569,191)

OTHER (REVENUE) EXPENSE ITEMS
Interest income	(32,874)	(3,616)	(95,159)	(6,813)
Equity in loss of investment	-	117,942	-	117,942
(Gain) Loss on derivative contracts	(42,017,169)	(16,758,387)	(80,015,191)	4,004,866
	(42,050,043)	16,644,061	(80,110,350)	4,115,995

NET INCOME (LOSS)	$ 31,368,490	$ 10,599,178	$ 61,393,897	$ (12,685,186)

BASIC EARNINGS (LOSS) PER SHARE	$ 1.30	$ 0.66	$ 2.56	$ (0.80)
DILUTED EARNINGS (LOSS) PER SHARE	$ 1.24	$ 0.66	$ 2.45	$ (0.80)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	24,154,231	16,145,732	23,968,325	15,890,850
Diluted	25,271,399	16,145,732	25,085,532	15,890,850

The accompanying notes are an integral part of these interim consolidated financial statements

Wentworth Energy, Inc.

Interim Consolidated Statement of Stockholders' Equity (Deficit) (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Par Value

Balance, December 31, 2006	23,782,498	$ 23,782	$ 26,605,238	$ (89,179,713)	$ (62,550,693)

Issuance of common stock	36,000	36	36,684	-	36,720

Issuance of common stock upon exercise of options	220,000	220	79,780	-	80,000

Stock based compensation	-	-	2,577,724	-	2,577,724

Net income for the three months ended March 31, 2007	-	-	-	30,025,407	30,025,407
Balance, Mach 31, 2007	24,038,498	24,038	29,299,426	(59,154,306)	(29,830,842)

Stock based compensation	-	-	3,593,786	-	3,593,786

Net income for the three months ended June 30, 2007	-	-	-	31,368,490	31,368,490
Balance, June 30, 2007	24,038,498	$ 24,038	$ 32,893,212	$ (27,785,816)	$ 5,131,434

The accompanying notes are an integral part of these Interim Consolidated Financial Statements.

Wentworth Energy, Inc.

Interim Consolidated Statements of Cash Flow (Unaudited)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006 Restated
OPERATING ACTIVITIES
Net income (loss) for the period	$ 61,393,897	$ (12,685,186)
Add (deduct) non-cash items
Depreciation and depletion	527,655	1,974
Stock based compensation	6,012,322	5,785,460
Amortization of discount on convertible notes and debentures	5,565,834	614,653
(Gain) loss on derivative contracts	(80,015,191)	4.004,866
Equity in loss of investment	-	117,942
Amortization of deferred financing costs	1,928,353	56,745
Accretion of asset retirement obligation liability	21,956	-
Impairment of oil and gas properties	11,208	-
Loss on equipment sale	20,520	-
Stock issued for services and other	159,188	311,990
Changes in non-cash working capital items
Accounts receivable and accrued receivables	21,657	(11,309)
Prepaid expenses, deposits and other	(459,625)	(549,440)
Accounts payable and accrued liabilities	1,151,597	269,924
Due to related parties	36,720	169,609
Cash used in operating activities	(3,623,909)	(1,912,772)

INVESTING ACTIVITIES
Change in restricted cash, net	757,450	-
Purchase of CD - restricted	(51,694)	-
Cash invested in Redrock Oil Sands, Inc.	-	(5,468)
Additions to property and equipment	(281,404)	(26,723)
Additions to oil and gas properties	(1,425,932)	(2,139,261)
Proceeds from sale of oil and gas property	100,000	-
Cash used in investing activities	(901,580)	(2,171,452)

FINANCING ACTIVITIES
Deferred financing costs	-	(172,000)
Share subscriptions payable	-	(1,500)
Proceeds from convertible debentures/notes payable, net of related costs	-	2,000,000
Common stock issued for cash, including exercise of options	80,000	1,911,774
Borrowings from overdrafts payable	-	247,827
Cash provided by financing activities	80,000	3,986,101

CHANGE IN CASH DURING PERIOD	(4,445,489)	(98,123)

CASH, BEGINNING OF PERIOD	4,445,489	107,397

CASH, END OF PERIOD	$ -	$ 9,274

SUPPLEMENTAL DISCLOSURE:
Interest paid	$ 705,693	$ -
Common stock issued for reduction of payables	$ -	$ 59,225
Common stock issued for deferred financing fees	$ -	$ 125,250
Treasury stock issued for collateral	$ -	$ 7,758
Discount on convertible debt	$ -	$ 1,500,000
Transfer of oil and gas property to equity investments	$ -	$ 100,001
Issued common stock for conversion of debt	$ -	$ 628,500
Issued common stock for investment	$ -	$ 378,000

The accompanying notes are an integral part of these Interim Consolidated Financial Statements.

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

June 30, 2007

1.

Description of Business

Wentworth Energy, Inc. (“Wentworth” or the “Company”) is engaged in oil and natural gas drilling, development and production.  The Company operates two business segments, drilling operations and oil and gas production.  Management reviews and evaluates operations of the two business segments separately.

Drilling operations are conducted by Barnico Drilling, Inc., (“Barnico”), a wholly owned subsidiary of Wentworth.  Barnico engages in land contract drilling of oil and natural gas wells to maximum depths of approximately 8,000 feet.  Until such time as the Company has the capital and is prepared to utilize the rigs on its own properties, Barnico is actively seeking third party contract drilling opportunities for use of its drilling rigs and crews.  As of July 2007, Barnico had entered into a third party contract to drill two wells, with the potential of drilling two additional wells.  Despite this recent contract, management anticipates the demand for contract drilling services may decline over the next 12 months because (a) certain drilling contracts in the market may require drilling rigs capable of drilling wells which are beyond the capabilities of Barnico’s rigs and (b) there are more drilling competitors in East Texas counties.  Consequently, there can be no assurance that Barnico will continue to be able to deploy its drilling rigs and crew in the future.

The oil and gas production segment is engaged in the development, acquisition and production of oil and natural gas properties.  Wentworth currently has oil and gas interests in Anderson, Freestone, Jones, Leon and Polk Counties, Texas.  The Company’s strategy is to develop low risk, high probability shallow wells on its properties and lease out deeper zones of its properties for royalty interests.

General

The accompanying unaudited Interim Consolidated Financial Statements as of and for the three and six months ended June 30, 2007 and 2006 have been prepared by management, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  These unaudited Interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

In the opinion of management, all adjustments which are of a normal and recurring nature and are necessary for a fair presentation of the financial position, results of operations, and cash flows as of June 30, 2007 and December 31, 2006 and for the three and six months ended June 30, 2007 and 2006 have been made.  Results of operations for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of results of operations to be expected for the entire year or any other period.

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

June 30, 2007

2.

Significant Accounting Policies

a)   Going concern

The accompanying Interim Consolidated Financial Statements have been prepared on the basis of accounting principles applicable to a going concern.  Accordingly, they do not give effect to adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements.  However, the Company has incurred significant losses from operations and is currently in default on its debt.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon achieving profitable operations and the successful restructuring or refinancing of the current senior secured convertible notes (the “convertible notes”) and convertible debentures. The Company is currently engaged in negotiation with the senior secured convertible noteholders (“convertible noteholders”) regarding the restructuring or refinancing of the convertible notes.  Simultaneously, discussions are underway with potential lenders and investors to secure sufficient funds to refinance the existing convertible notes and convertible debentures, and provide working capital to continue developing the Company’s existing properties.  However, between August 8 and August 13, 2007, the trustee under the deeds of trust securing the Company’s obligations under the convertible notes filed notices of foreclosure sale in the several Texas counties in which the Company’s oil and gas properties are located.  The notices specify a foreclosure sale date of September 4, 2007.  The Company has not yet been able to reach a mutually satisfactory agreement with the convertible noteholders on restructuring or refinancing the convertible notes, nor has the Company yet been able to secure sufficient funding from a third party lender or investor.  If the Company cannot successfully restructure or refinance the existing convertible notes and convertible debentures prior to the scheduled foreclosure date, then the Company will be unable to continue as a going concern and will likely need to file for protection under the federal bankruptcy laws.

b)

Consolidation

The Interim Consolidated Financial Statements include the accounts of the Company and its two wholly-owned subsidiaries, Barnico and Wentworth Oil and Gas, Inc. Wentworth Oil and Gas, Inc. is dormant but has not yet been dissolved. All significant inter-company transactions have been eliminated in consolidation.

Interests in oil and natural gas properties of the Company and its subsidiaries are undivided interests and related assets, liabilities, revenue and expenses are accounted for on a proportionate gross basis.

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

June 30, 2007

2.

Significant Accounting Policies (continued)

c)

Restricted Cash

In November 2006, the Company leased certain of its oil and gas interests. Under its agreements with the convertible noteholders, the proceeds were to be deposited in, and held in an escrow account.  For this reason, the proceeds were treated as restricted funds and reflected in long-term assets in the Interim Consolidated Balance Sheets.  The escrow account had not been established at the time the transaction closed, and these proceeds were therefore deposited into the Company’s general operating account.  As a result, the Company may not be in compliance with the escrow agreement and convertible notes.  Although the funds were classified for accounting purposes as restricted funds, they remain within the Company’s control in that operating account. The Company has used these funds for ongoing operations.  The remaining cash balance is classified as Restricted on the Company’s Interim Consolidated Balance Sheet.

d)

Earnings (loss) per share

Basic earnings (loss) per share have been calculated based on the weighted average number of common shares outstanding during the period.  The Company uses the treasury stock method of calculating fully diluted per share amounts whereby any proceeds from the exercise of stock options or other dilutive instruments are assumed to be used to purchase common shares at the average market price during the period.  The dilutive effect of convertible securities is reflected in diluted earnings (loss) per share by application of the if-converted method.  Under this method, conversion shall not be assumed for the purposes of computing diluted loss per share if the effect would be anti-dilutive. For the three and six months ended June 30, 2007, the Company had approximately 25,271,399 and 25,085,532 potentially dilutive shares, respectively, which are included in the calculation of earnings per share.  The Company also had 98,536,201 potential dilutive shares for the three and six months ended June 30, 2007, not included in the dilutive calculation because they were antidilutive.  For the three and six months ended June 30, 2007, presentation of basic and diluted earnings per share will be presented separately.  For the three and six months ended June 30, 2006, the diluted loss per share is the same as basic loss per share, because the effect of common stock equivalents is anti-dilutive.

3.

Oil and Gas Properties

Anderson, Freestone and Jones Counties, Texas (P.D.C. Ball Properties)

In July 2006,  the Company  purchased a 90% undivided interest in the oil and natural gas fee mineral rights covering 27,557 gross acres (22,682 net acres) in Anderson, Freestone and Jones Counties, Texas (known as “the P.D.C. Ball property”) for $31.1 million which included cash and issuance of Wentworth’s stock. Total capitalized costs at June 30, 2007, net of proceeds from leasing, increased to $30.4 million from $28.9 million at December 31, 2006, and included acquisition, exploration and developmental costs.

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

June 30, 2007

3.

Oil and Gas Properties (continued)

Freestone County, Texas (Brackens Well 1)

On September 11, 2006, Wentworth acquired from an unrelated party an oil and gas lease for approximately 193 acres adjacent to the P.D.C. Ball property in Freestone County, Texas. Wentworth drilled a well (“Brackens Well 1”) on the property, and on February 19, 2007, it began production of natural gas.  Wentworth has a 100% working interest and a 76.25% net revenue interest in the Brackens Well 1 and Wentworth is the operator.

Freestone County, Texas (Redlake Well 1-R)

On November 1, 2006, Wentworth entered into two mineral leases and a joint operating agreement with Marathon Oil (“Marathon”) granting Marathon the right to explore and develop approximately 9,200 acres of Wentworth’s oil and gas mineral interests in the P.D.C. Ball properties in Freestone County, Texas (the “Marathon Leased Property”). The agreements give Marathon the right to explore for oil and gas and develop the Marathon Leased Property in zones below approximately 8,500 feet, subject to a 21.5% royalty interest retained by Wentworth. Under the agreements, Marathon also has the right to participate with Wentworth on a 50% working interest basis on zones above 8,500 feet, with Wentworth retaining a 23% royalty interest. Drilling is performed by Barnico on these wells.

The first well drilled by Barnico above 8,500 feet on the Marathon Leased Property was Redlake 1R, which began production on March 26, 2007.  Marathon and the Company each have a 50% working interest in the well.  In addition, Wentworth has a 54.20% net revenue interest in this well and is the operator. Effective April 17, 2007, the Railroad Commission of Texas granted a name change of Redlake 1R after the Red Lake Gas Unit was plugged and abandoned.  The new name for Redlake 1R is “Studdard & Stewart 1-R.”

Freestone County, Texas (Shiloh Well 1 and Shiloh Well 3)

On January 22, 2007, the Company purchased a 50% working interest in two natural gas wells (“Shiloh Well 1” and “Shiloh Well 3”) on 640 acres in Freestone County, Texas. The purchase price was $0.2 million cash, which was paid out of working capital.  The Company has a net revenue interest of 38.75% and 38.50% in Shiloh Well 1 and Shiloh Well 3, respectively.  The Company is the operator of both wells, which were producing natural gas upon acquisition.

Polk County, Texas

In January 2006, the Company entered into an agreement with an unrelated party pursuant to which Wentworth acquired an 82.5% working interest in an approximately 40 acre oil and gas lease on property located in Polk County, Texas.  The Company purchased the working interest for consideration of $0.1 million cash and $2.0 million for reticulating and completing the well in 2006.

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

June 30, 2007

3.

Oil and Gas Properties (continued)

Capitalized Costs Relating to Oil and Gas Producing Activities

	June 30, 2007	December 31, 2006
Unproved oil and gas properties	$ 10,492,122	$ 10,456,431
Proved oil and gas properties	22,307,499	20,847,589
Proved oil and gas royalties	353,888	353,888
Support equipment and facilities	2,069,154	1,962,500
Less accumulated depreciation, depletion, amortization and impairment allowances	(714,291)	(318,549)
Net capitalized costs	$ 34,508,372	$ 33,301,859

Accumulated depreciation, depletion, amortization and impairment allowances include impairment costs of $234,046 as of June 30, 2007 and $204,713 of December 31, 2006. There are no net capitalized costs from the Company’s share of equity method investees.

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

	Three months ended June 30, 2007	Three months ended June 30, 2006
Property acquisition costs
Proved	$ -	$ -
Unproved, net of proceeds of sale	-	100,000
Total acquisition costs	-	100,000
Exploration costs	-	1,536,580
Development costs	57,328	-
Asset retirement costs	-	35,516

	Six months ended June 30, 2007	Six months ended June 30, 2006
Property acquisition costs
Proved	$ 212,500	$ -
Unproved, net of proceeds of sale	-	163,750
Total acquisition costs	212,500	163,750
Exploration costs	94,839	1,562,273
Development costs	1,207,704	-
Asset retirement costs	96,000	99,041

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

June 30, 2007

3.

Oil and Gas Properties (continued)

Results of Operations for Oil and Gas Producing Activities for the three and six months ended June 30, 2007 and 2006

	Three months ended June 30, 2007	Three months ended June 30, 2006
Oil and gas sales	$ 411,793	$ 17,752

Production costs	206,554	47,298
Exploration costs	24,496	22,174
Depreciation, depletion and amortization	289,824	1,974
Impairment of oil and gas properties	-	-
Total oil and gas expense	520,874	71,446

Net profit (loss) on oil and gas operations	(109,081)	(53,694)
Income tax expense	-	-
Results of operations for oil and gas producing activities (excluding corporate overhead and finance costs)	$ (109,081)	$ (53,694)

	Six months ended June 30, 2007	Six months ended June 30, 2006
Oil and gas sales	$ 576,410	$ 41,889

Production costs	280,112	68,758
Exploration costs	210,877	22,174
Depreciation, depletion and amortization	369,979	1,974
Impairment of oil and gas properties	11,208	-
Total oil and gas expense	872,176	92,906
Net profit (loss) on oil and gas operations	(295,766)	(51,017)
Income tax expense	-	-
Results of operations for oil and gas producing activities (excluding corporate overhead and finance costs)	$ (295,766)	$ (51,017)

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

June 30, 2007

4.

Related Party Transactions

a)

The Company entered into transactions with related parties for the three and six months ended June 30, 2007 as follows.  These amounts have been recorded at the exchange amount, being the amount agreed to by the parties.

	Three months ended June 30, 2007	Six months ended June 30, 2007

Management fees paid to corporations controlled by directors	$ 71,528	$ 109,301
Rent paid to a corporation controlled by a family member of a director	$ 6,636	$ 9,039
Rent paid to directors	$ 9,600	$ 19,200
Consulting fees paid to a director	$ 109,740	$ 205,320
Rent paid to a director’s family member	$ 4,500	$ 9,000
Oilfield services fee paid to a director’s family members	$ -	$ 32,895
Note receivable from an entity for which its CEO is a director of the Company	$ 300,000	$ 300,000

b)

As of June 30, 2007, approximately $48,000 was owed to a family member of a director and corporations controlled by directors of the Company with respect of unpaid fees and expenses.  The amount due to related parties is unsecured, and without interest or stated terms of repayment.

5.

Convertible Debentures Payable

On January 12, 2006, the Company entered into a securities purchase agreement with a single investor pursuant to which the investor (“debenture holder”) purchased 10% secured convertible debentures (“convertible debentures”) with a principal amount of $1.5 million and warrants to purchase 1,500,000 shares of the Company’s common stock until January 12, 2011.  The Company is in default of the terms of its agreements with the debenture holder and, therefore, the debenture holder has the right to demand repayment.  Accordingly, management has classified this debt and the related discount as current liabilities in the Interim Consolidated Balance Sheets.  If the debenture holder demands repayment in cash, the Company does not believe that it will able to make such payment without acquiring additional financing.

The convertible debentures and the warrants issued in conjunction therewith contain provisions which cause the conversion price and exercise price to reset at lower prices under certain circumstances, and for the number of shares issuable in connection therewith to increase by a commensurate amount.  If the conversion price and exercise price reset at a lower price, the Company may not have sufficient shares legally authorized to settle the conversion of the convertible debentures and the exercise of the warrants in shares.

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

June 30, 2007

5.

Convertible Debentures Payable (continued)

In connection with the convertible debentures, the Company recorded a $1.5 million debt discount due in January 2006 to the value of the equity consideration and beneficial conversion feature of the financing, pursuant to the guidance issued by the Emerging Issues Task Force (“EITF”).  The debt discount is being amortized over the life of the related convertible debentures and approximately $87,168 and $174,168 were expensed as of the three and six months ended June 30, 2007, respectively, and $406,486 and $510,486 were expensed as of the three and six months ended June 30, 2006, respectively.

Because the convertible debentures and the related warrants have a feature wherein the conversion price and exercise price resets, the Company has analyzed the convertible debentures and the related warrants pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”.  In such circumstances, EITF-00-19 requires bifurcation of the conversion feature and the related warrants from the debt and accounting for these instruments as a derivative contract liability with changes in fair value recorded in the Interim Consolidated Statements of Operations.

Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and EITF 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19,” the original fair value of the embedded beneficial conversion feature and freestanding warrants of $2.4 million has been recorded as a derivative contract liability as the debt is considered non-conventional convertible debt. In addition, the Company is required to report the derivative contract liability at fair value and record the fluctuation to the fair value of the derivative contract liability to current operations. The change in the fair value of the derivative contract liability resulted in a non-cash gain of $1.5 million and $3.5 million for the three and six months ended June 30, 2007, respectively, and resulted in a non-cash gain and loss, respectively, of $10.9 million and $4.1 million for the three and six months ended June 30, 2006.  The fair value of the derivative contract liability outstanding as of June 30, 2007 was $0.6 million.

6.

Senior Secured Convertible Notes Payable

On July 25, 2006, the Company entered into a securities purchase agreement with six investors (“convertible noteholders”) pursuant to which the convertible noteholders purchased 9.15% senior secured convertible notes (the “convertible notes”) with a principal amount totaling $32.4 million, and Series A and Series B warrants to purchase, respectively, 46,214,287 and 16,175,000 shares of the Company’s common stock until July 25, 2011 at an initial price of $1.40 per share.

On May 1, 2007, April 30, 2007 and April 26, 2007, the Company received notices from three of its six convertible noteholders demanding full redemption of their convertible notes with an aggregate principal amount of $24.0 million of the $32.4 million total principal balance.  The aggregate redemption price claimed by the three convertible noteholders who provided notices is in excess of $33.6 million.  The Company does not have the funds to redeem the convertible notes.

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

June 30, 2007

6.

Senior Secured Convertible Notes Payable (continued)

The Company is dependent upon the successful restructuring or refinancing of its existing debt and obtaining adequate financing for its operations and capital needs.  Management is continuing to explore financing opportunities, a process which began in the first quarter with the convertible noteholders and with other potential lenders and investors.  To aid in the evaluation of its options, management engaged a financial advisor to assist in discussions with the convertible noteholders and other potential lenders and investors.  The Company has not been able to reach a mutually satisfactory agreement with the convertible noteholders on restructuring or refinancing the convertible notes, nor has the Company been able to secure sufficient funding from a third party lender or investor.  In addition, between August 8 and August 13, 2007, the trustee under the deeds of trust securing the Company’s obligations under the convertible notes filed notices of foreclosure sale in the several Texas counties in which the Company’s oil and gas properties are located.  The notices specify a foreclosure sale date of September 4, 2007.  If the Company cannot successfully restructure or refinance the existing convertible notes prior to the scheduled foreclosure date, the Company will be unable to continue as a going concern and will likely need to seek protection under the federal bankruptcy laws.

At June 30, 2007, $16.5 million was accrued relating to the restructuring of the convertible notes based on the aggregate redemption price claimed by the three convertible noteholders who delivered the redemption notices described above, and then applying the methodology by which their claimed redemption prices were derived to all convertible noteholders through to August 31, 2007.  The Company disagrees with certain aspects of the defaults asserted in the redemption notices, with the amounts claimed and with the imposition of various aspects of the penalty provisions asserted.  Accordingly, management does not believe that the convertible noteholders are entitled to this amount under the convertible notes.

The convertible notes and the warrants issued in conjunction therewith contain provisions which cause the conversion price and exercise price to reset at lower prices under certain circumstances, and for the number of shares issuable in connection therewith to increase by a commensurate amount.  If the conversion price and exercise price reset at a lower price, there is a potential that the Company may not have sufficient shares legally authorized to be able to settle the conversion of the convertible notes and the exercise of the warrants in shares.

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

June 30, 2007

6.

Senior Secured Convertible Notes Payable (continued)

Because the convertible notes and the related warrants have a feature wherein the conversion price and exercise price resets under certain circumstances, the Company has analyzed the convertible notes and the related warrants pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”. In such circumstances, EITF 00-19 requires bifurcation of the conversion feature and the related warrants from the debt and accounting for these instruments as a derivative contract liability with changes in fair value recorded in the Interim Consolidated Statement of Operations.

Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and EITF 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19,” , the original fair value of the embedded beneficial conversion feature in the convertible notes and in the associated warrants of $146.0 million was recorded as a derivative contract liability as the debt is considered non-conventional convertible debt. In addition, the Company is required to report the derivative contract liability of the convertible notes and the associated warrants at fair value and record the fluctuation to the fair value of the derivative contract liability to current operations. See “Derivative Instruments”, “Critical Accounting Policies and Estimates” in Item 2 “Management’s Discussion and Analysis” for a discussion of the treatment of derivative contract liability. The change in the fair value of the derivative contract liability resulted in a non-cash gain of $40.4 million and $76.3 million for the three and six months ended June 30, 2007. The fair value of the derivative contract liability outstanding as of June 30, 2007 was $15.1 million.

7.

Asset Retirement Obligation

The following table summarizes changes in the Company’s asset retirement liability for the six months ended June 30, 2007 and 2006.

	2007	2006
Asset retirement obligation at January 1	$ 155,241	$ 189,000
Asset retirement obligations incurred in the current period	96,000	99,041
Asset retirement obligations settled in the current period	(44,456)	-
Accretion expense	21,956	-
Revisions in estimated cash flows	-	-
Asset retirement obligation at June 30	$ 228,741	$ 288,041

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

June 30, 2007

8.

Stockholders’ Equity

Warrants Outstanding

Each warrant entitles the holder to purchase one share of the common stock of the Company at a fixed cash exercise price at any time during the term of the warrant, subject to certain adjustments and cashless exercise, in some cases.

	Number of warrants	Average Exercise Price	Expiry Date

Outstanding at December 31, 2006	67,825,375	$1.28	September 20, 2011
Warrants granted	16,584,494	1.11	July 25, 2011
Warrants exercised	-	-	-
Outstanding at June 30, 2007	84,409,869	$1.22

Under the Series A and Series B warrants issued in conjunction with the convertible notes, and upon an event of default, the warrants exercise price adjusts to the lesser of the current warrant exercise price and the Average Market Price (as defined in the Series A and Series B warrants) of the Company’s common stock on the date of the event of default. Based on the events of default claimed by the three convertible noteholders, the warrant exercise price would have adjusted to $1.106 per warrant share, calculated as the lesser of $1.40 and the Average Market Price of the Company’s common stock on January 5, 2007 (the date of the first event of default assessed by the convertible noteholders), and the number of shares of common stock issuable under the Series A warrants would have increased from 46,214,287 to 58,499,097, and the number of shares of common stock issuable under the Series B warrants would have increased from 16,175,000 to 20,474,684. If the Average Market Price of the Company’s common stock declines (as was the case during the period from January 5, 2007 to June 30, 2007), then a subsequent event of default could result in a decrease in the exercise price and an increase in the number of shares of common stock issuable under the Series A and Series B warrants.

Options Outstanding

The following table presents options activity for the six months ended June 30, 2007.

	Total number of options	Currently exercisable options	Weighted Average exercise price	Expiry date
Outstanding at December 31, 2006	14,813,500	7,732,254	$1.28	23 months
Options exercised	(120,000)	-	0.25	2/28/07
Options exercised	(100,000)	-	0.50	2/28/07
Options granted	150,000	-	1.50	9/20/08
Options granted	300,000	-	1.50	5/15/09
Options vested during period	-	602,752	1.50	6/30/10
Outstanding at March 31, 2007	15,043,500	8,335,006	1.30	20 months
Options vested during period	-	1,468,752	-	6/30/10
Options granted	200,000	-	0.50	4/2/10
Outstanding at June 30, 2007	15,243,500	9,803,758	1.29	16 months

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

June 30, 2007

8.

Stockholders’ Equity (continued)

Stock-Based Compensation

Effective with its July 2004 inception, the Company adopted the fair value recognition provisions of SFAS No. 123(R) for all share-based payment awards to eligible participants.

Stock-based compensation expenses for the three and six months ended June 30, 2007 were $3,593,786 and $6,012,322, respectively, and the stock-based compensation expenses for the three and six months ended June 30, 2006 were $4,141,485 and $5,785,460, respectively.

At June 30, 2007, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, was approximately $17.8 million.  The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.92 years.  If factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, the stock-based compensation expense that we record under SFAS No. 123(R) may differ significantly from what we have recorded in the current period.

On April 2, 2007, the Company granted stock options to a director to purchase up to 200,000 shares of the Company’s common stock at a price of $0.50 per share for a period of three years. Fair value of the options at the grant date was $0.63 per share. The options were granted pursuant to a commitment relating to stock options for service as a director. The market value of the stock on the grant date was $0.70.

2007 Stock Incentive Plan

In February 2007, the Company approved a written stock incentive plan whereby options for the purchase of up to 2,378,249 shares of the Company’s common stock at prices not less than the fair market value of the Company’s stock on the date of grant may be granted from time to time to eligible employees, directors, officers, consultants and advisors.  On February 19, 2007, the Company granted stock options pursuant to the plan to two employees of the Company to purchase a total of 300,000 shares of the Company’s common stock at a price of $1.50 per share for a period of three years.  Fair value of the options at the grant date was $0.08 per share.

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

June 30, 2007

9.

Commitments, Contingencies and Guarantees

Legal Proceedings

On May 8, 2007, Rodessa Operating Company, Inc. ("Rodessa") initiated a lawsuit against the Company in the 411th Judicial District Court of Polk County, Texas alleging breach of contract.  In its petition, Rodessa claimed damages of $587,725 plus interest and attorney's fees for failure to pay amounts due under an operating agreement dated March 6, 2006 concerning the exploration and production regarding the Company's oil and natural gas interest in the single wellsite located in Polk County, Texas.  Rodessa also sought to foreclose on its lien against, among other things, the Company’s oil and gas interest in the Polk County, Texas, well.  As a result of the lawsuit, the Company undertook an audit of Rodessa's records as operator.  Based on the audit, management believes the amount owed Rodessa by the Company is approximately $261,000 less proceeds from oil and natural gas production. A counterclaim has been asserted by the Company submitting that the operator has breached its duty of reasonable and prudent operation of the well site, and inducing excessive and unreasonable costs. The Company has participated in initial discussions with Rodessa regarding resolution of the lawsuit. Based on the audit results and initial discussions with Rodessa, management has accrued $477,000 in the Company’s Interim Consolidated Financial Statements, which represents the amount Rodessa invoiced the Company before commencing its lawsuit against the Company. Management believes this lawsuit should settle in the third quarter 2007 for not more than the accrued amount.

On April 26, April 30 and May 1, 2007, the Company received notices of default from three of the six convertible noteholders.  Between August 8, 2007 and August 13, 2007, the trustee under the deeds of trust securing the Company’s obligations under the convertible notes filed notices of foreclosure sale in the several Texas counties in which the Company’s oil and gas properties are located.  The Company received copies of these foreclosure notices on August 14, 2007, and the notices specify a foreclosure sale date of September 4, 2007.  The Company continues to be engaged in discussions with the principal holders of the convertible notes and with potential lenders and investors.  The Company has not yet been able to reach a mutually satisfactory agreement with the convertible noteholders to restructure or refinance the convertible notes, nor has the Company been able to secure sufficient funding from a third party lender or investor.  If the Company cannot successfully restructure or refinance the convertible notes prior to the scheduled foreclosure date, then the Company will likely need to file for protection under the federal bankruptcy laws.

Other than the matters discussed above, there have been no material changes in the legal proceedings since filing of the Company’s Annual Report on Form 10-KSB filed on April 24, 2007.

10.

Segment Information

The Company operates two business segments, drilling operations and oil and gas production. Management reviews and evaluates operations of the two business segments separately.  The drilling segment is conducted by Barnico which engages in land contract drilling of oil and natural gas wells. Until such time as the Company has the capital and is prepared to utilize the rigs on its own properties, Barnico is seeking third party contract opportunities for use of its drilling rigs and crews.  Barnico’s operations reflect revenues from contracting one of Barnico’s two drilling rigs and crews to third parties.

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

June 30, 2007

10.

Segment Information (continued)

See Note 1, “Description of Business” for additional detailed information on Barnico.

The oil and gas production segment is engaged in the development, acquisition and production of oil and natural gas properties.  Wentworth currently has oil and natural gas interests in Anderson, Freestone, Jones, Leon and Polk Counties, Texas.   The Company’s strategy is to develop low risk, high probability shallow wells on its properties and lease out deeper zones of its properties for royalty interests.

The accounting policies of the reportable segments are the same as those described in the Company’s Annual Report on Form 10-KSB.  The Company evaluates the segments based on income (loss) from operations.  Segment activity for the three and six months ended June 30, 2007 and 2006 is shown below (in thousands):

	Three months ended June 30,
	2007	2006 Restated
Revenues
Drilling revenues	$ 5	$ -
Oil and gas production	412	18
Loss on sale of oil and natural gas property	(21)	-
Total revenues	$ 396	$ 18

	Three months ended June 30,
	2007	2006 Restated
Operating income (1)
Drilling	$ (268)	$ -
Oil and natural gas	10	(54)
Total operating (loss) income	(258)	(54)
General and administrative expense	5,568	5,216
Interest expense	4,855	(776)
Other income	(42,050)	16,645
Net Income	$ 31,369	$ 10,599

	Six months ended June 30,
	2007	2006 Restated
Revenues
Drilling revenues	$ 870	$ -
Oil and gas production	577	42
Loss on sale of oil and natural gas property	(21)	-
Total revenues	$ 1,426	$ 42

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

June 30, 2007

10.

Segment Information (continued)

	Six months ended June 30,
	2007	2006 Restated
Operating income (1)
Drilling	$ (6)	$ -
Oil and natural gas	(320)	(51)
Total operating (loss) income	(326)	(51)
General and administrative expense	8,894	7,574
Interest expense	9,496	945
Other income (expense), net	80,110	(4,115)
Net Income (loss)	$ 61,394	$ (12,685)

	June 30, 2007	December 31, 2006
Identifiable Assets (2)
Drilling	$ 4,199	$ 6,314
Oil and natural gas	34,508	31,394
Corporate assets	11,527	18,068
Total assets	$ 50,234	$ 55,776

	June 30, 2007	December 31, 2006
Capital Expenditures
Drilling	$ 47	$ 473
Oil and natural gas	1,395	31,156
Other	-	75
Total capital expenditures	$ 1,749	$ 31,704

Three months ended June 30
	2007	2006 Restated
Depreciation, Depletion and Amortization
Drilling	$ 44	$ -
Oil and natural gas	293	1
Total depreciation, depletion and amortization	$ 337	$ 1

Six months ended June 30,
	2007	2006 Restated
Depreciation, Depletion and Amortization
Drilling	$ 154	$ -
Oil and natural gas	374	2
Total depreciation, depletion and amortization	$ 528	$ 2

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

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

June 30, 2007

11.

Restatement of Interim Consolidated Financial Statements

The Company has retroactively restated certain of its amounts reported for the quarter and year to date ended June 30, 2006.  The restatements were made to correct the manner in which warrants issued and classified as stockholders' equity in 2005 are reported in 2006.  EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock," requires that warrants be reassessed at each balance sheet date and reclassified as derivative liabilities, rather than stockholders' equity, as a result of events during the period.  In addition, guidance from SFAS No. 154, “Accounting Changes and Error Corrections,” was reviewed with regard to this matter.  As a result, the Company retroactively restated the consolidated financial statements to apply appropriate accounting treatment for certain of the Company’s warrants in the period.  Specifically, on January 12, 2006, the Company issued convertible debentures containing provisions which could cause the warrants issued in 2005 to require net-cash settlement in some circumstances.  Accordingly, EITF 00-19 requires those warrants to be reclassified and recorded as derivative contract liabilities at their fair value, with any fluctuation to the fair value of that liability recorded to current operations.  In accordance with SFAS 154, the Company’s interim consolidated balance sheet as of June 30, 2006 has been restated to reflect the changes in stockholders’ equity and derivative contract liability, the Company’s interim consolidated statements of operations for the three and six months June 30, 2006 has been restated to reflect the change in loss on derivative contracts, the Company’s interim consolidated statement of stockholders’ deficit for the period from inception on July 21, 2004 to June 30, 2006 has been restated to reflect the change in additional paid-in capital and the net loss for the period, and the Company’s interim consolidated statement of cash flow for the six months ended June 30, 2006 has been restated to reflect the change in the net loss for the period and the loss on derivative contracts.

The following is a summary of the impact of the restatement on the Company’s interim consolidated balance sheet as of June 30, 2006:

	June 30, 2006
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Derivative contract liability	$ 5,559,890	$ 275,341	(a,b)	$ 5,835,231
Total current liabilities	7,251,719	275,341	-	7,527,060
Total liabilities	7,421,372	275,341	-	7,696,713
Additional paid-in capital	11,670,128	(330,365)	(a)	11,339,763
Deficit accumulated during exploration stage	(15,386,090)	55,024	(b)	(15,331,066)
Total stockholders’ deficit	(3,697,389)	(275,341)	(a,b)	(3,972,730)

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

June 30, 2007

11.

Restatement of Interim Consolidated Financial Statements (continued)

The following is a summary of the impact of these restatements on the Company’s interim consolidated statement of operations for the three and six months ended June 30, 2006:

	Three Months Ended June 30, 2006
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Gain on derivative contracts	$ (10,885,474)	$(5,872,913)	(c)	$(16,758,387)
Total other (revenue)/expense items	(10,771,148)	(5,872,913)	-	(16,644,061)
Net income	4,726,265	5,872,913	-	10,599,178
Basic and diluted income per share	0.29	0.37	-	0.66

	Six Months Ended June 30, 2006
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Gain (loss) on derivative contracts	$ 4,059,890	$(55,024)	(b)	$ 4,004,866
Total other (revenue)/expense items	4,171,019	(55,024)	-	4,115,995
Net loss	(12,740,210)	55,024	-	(12,685,186)
Basic and diluted loss per share	(0.80)	0.00	-	(0.80)

The following is a summary of the impact of these restatements on the Company’s interim consolidated statement of stockholders’ deficit for the period from inception on July 21, 2004 to June 30, 2006:

	Six Months Ended June 30, 2006
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Reclassification of warrants	$ -	$ (330,365)	(a)	$ (330,365)
Net loss for the six months ended June 30, 2006	(12,740,210)	55,024	(b)	(12,685,186)
Total additional paid-in capital	11,670,128	(330,365)	-	11,339,763
Total deficit accumulated during the exploration stage	(15,386,090)	55,024	-	(15,331,066)
Total stockholders’ deficit	(3,697,389)	(275,341)	-	(3,972,730)

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

June 30, 2007

11.

Restatement of Interim Consolidated Financial Statements (continued)

The following is a summary of the impact of these restatements on the Company’s interim consolidated statement of cash flow for the six-month period ended June 30, 2006:

	Three-Month Period Ended June 30, 2006
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Net loss for the period	$(12,740,210)	$ 55,024	(b)	$(12,685,186)
Loss on derivative contracts	4,059,890	(55,024)	(b)	4,004,866

(a)

To reallocate $330,365 of warrants issued in 2005 and recorded as equity, as derivative liabilities in January 2006 upon the issuance of convertible debentures which could cause those warrants to require net-cash settlement in some circumstances.

(b)

To increase the gain on derivative contracts by $55,024 for the change in the value of warrants recorded as derivative liabilities for the six-month period ended June 30, 2006.

(c)

To increase the gain on derivative contracts by $5,872,913 for the change in the value of warrants recorded as derivative liabilities for the three-month period ended June 30, 2006.

12.

Subsequent events

On April 26, April 30 and May 1, 2007, the Company received notices of default from three of the six convertible noteholders.  Between August 8, 2007 and August 13, 2007, the trustee under the deeds of trust securing the Company’s obligations under the convertible notes filed notices of foreclosure sale in the several Texas counties in which the Company’s oil and gas properties are located.  The Company received copies of these foreclosure notices on August 14, 2007, and the notices specify a foreclosure sale date of September 4, 2007.  The Company continues to be engaged in discussions with the principal holders of the convertible notes and with potential lenders and investors.  The Company has not yet been able to reach a mutually satisfactory agreement with the convertible noteholders to restructure or refinance the convertible notes, nor has the Company been able to secure sufficient funding from a third party lender or investor.  If the Company cannot successfully restructure or refinance the convertible notes prior to the scheduled foreclosure date, then the Company will likely need to file for protection under the federal bankruptcy laws.

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

Overview and Plan of Operations

We are in default on our senior secured convertible notes (“convertible notes”) and our secured convertible debentures (“convertible debentures”).  During the second quarter, we received notices from three of our six convertible noteholders demanding full redemption of their convertible notes with an aggregate principal amount of $24.0 million of the total principal balance of $32.4 million. The aggregate redemption price claimed by the three convertible noteholders is in excess of $33.6 million.  We disagree with certain aspects of the defaults asserted, with the amounts claimed and with the imposition of various aspects of the penalty provisions asserted. We do not presently have the funds to redeem the convertible notes.

We are dependent upon the successful restructuring or refinancing of our existing debt and obtaining adequate financing for our operations and capital needs.  Management is continuing to explore financing opportunities, a process which began in the first quarter with the convertible noteholders and with potential lenders and investors. To aid in the evaluation of its options, management engaged a financial advisor to assist in discussions with the convertible noteholders and potential lenders and investors.  We have not yet been able to reach a mutually satisfactory agreement with the convertible noteholders on restructuring or refinancing the convertible notes, nor have we been able to secure sufficient funding from a third party lender or investor.  In addition, between August 8 and August 13, 2007, the trustee under the deeds of trust securing the Company’s obligations under the convertible notes filed notices of foreclosure sale in the several Texas counties in which the Company’s oil and gas properties are located.  The notices specify a foreclosure sale date of September 4, 2007.  If we cannot successfully restructure or refinance the existing convertible notes before the scheduled foreclosure date, then we will be unable to continue as a going concern and will likely need to seek protection under the federal bankruptcy laws.

Our strategy for oil and gas exploration, development, drilling and production continues to be as follows: (a) develop low risk, high probability shallow wells on our properties; (b) lease out deeper zones of our properties – exploration and development which would otherwise require extensive capital – for royalty interests; and (c) concentrate our exploration and development efforts on our East Texas properties located in Anderson County, Freestone County and Jones County (“the P.D.C. Ball property”), as well as our interests in adjacent properties acquired in Freestone County.  These interests include (i) a 50% working interest in two gas wells (“Shiloh Well 1” and “Shiloh Well 3”) located on 640 acres in Freestone County and a net revenue interest of 38.75% and 38.5% in Shiloh Well 1 and Shiloh Well 3, respectively, (ii) a 100% working interest and 76.25% net revenue interest in a gas well (“Brackens Well 1”) located on approximately 193 acres in Freestone County adjacent to the P.D.C. Ball property, and (iii) a 50% working interest and 54.20% net revenue interest in a gas well (“Redlake Well 1-R”) located on approximately 9,200 acres in Freestone County.  Natural gas production during the first six months of 2007 primarily occurred from these wells where we are the operator. We expect that the results of our drilling will provide more information concerning the geological structure of our properties and enable us to identify more drilling targets.  However, in order for us to drill on our own property, additional capital is required.  See additional information concerning our capital resources in the “Liquidity and Capital Resources” section below.  Until we can secure additional capital, the Company may consider offsetting overhead through farm out arrangements on approximately 18,000 acres of the P.D.C Ball property which we have not yet targeted for drilling by the Company.

As further discussed in Note 10, “Segment Information”, to the Notes to the Interim Consolidated Financial Statements, we operate two business segments, drilling operations and oil and gas production.  The operations of both segments have focused primarily on counties in East Texas.  See Note 10 for explanations of the detail of each segment’s operations.

Management reviews and evaluates the segment operations separately. The accounting policies of the reportable segments are the same as those described in the Company’s Annual Report on Form 10-KSB under “Significant Accounting Policies” in the Notes to the Interim Consolidated Financial Statements. Management’s evaluation of the segments is based upon income (loss) from operations.

During the first six months of 2007, two primary customers accounted for 81% of our drilling revenues. While Barnico is actively seeking new customers, in order to reduce expenses, we first laid off non-critical employees during the second quarter and subsequently laid off most of the drilling staff. Upon securing new third party drilling contracts in the third quarter, we have re-hired key drilling staff on a part-time basis as needed.

The accounting policies of the reportable segments are the same as those described in the Company’s Annual Report on Form 10-KSB under “Significant Accounting Policies” in the Notes to the Consolidated Financial Statements. Management’s evaluation of the segments is based upon income (loss) from operations.

Results of Operations of the Company

The following table presents data from our Interim Consolidated Statements of Operations and the amount of the change between the comparative quarters.

	Three months ended June 30,			Six months ended June 30,
Dollars in thousands	2007	2006	$ change	2007	2006	$ change
REVENUE
Drilling operations	$ 5	$ -	$ 5	$ 870	$ -	$ 870
Oil and gas production	411	18	393	576	42	534
Loss on sale of oil and gas properties	(20)	-	(20)	(20)		(20)
TOTAL REVENUES	396	18	378	1,426	42	1,384

OPERATING EXPENSES
Production costs	207	47	160	280	69	211
Drilling costs	52	-	52	518	-	518
Salaries and taxes	34	-	34	204	-	204
Depreciation and depletion	337	2	335	528	2	526
Property evaluation costs	24	22	2	211	22	189
Impairment of oil and gas properties	-	-	-	11	-	11
TOTAL OPERATING EXPENSES	654	71	583	1,752	93	1,659

GROSS PROFIT (LOSS)	(258)	(53)	(205)	(326)	(51)	(275)

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative	5,568	5,216	352	8,894	7,574	1,320
Finance costs	4,855	776	4,079	9,496	944	8,552
TOTAL GENERAL AND ADMINISTRATIVE	10,423	5,992	4,431	18,390	8,518	9,872

LOSS FROM OPERATIONS	(10,681)	(6,045)	(4,636)	(18,716)	(8,569)	(10,147)

OTHER (INCOME) EXPENSES
Interest Income	(33)	(4)	(29)	(95)	(7)	(88)
(Gain) loss on derivative contracts	(42,017)	(16,758)	(25,259)	(80,015)	4,005	(84,020)
Equity in loss of investment	-	118	(118)	-	118	(118)
TOTAL OTHER (INCOME) EXPENSE	(42,050)	16,644	(25,406)	(80,110)	4,116	(84,226)

INCOME (LOSS) BEFORE INCOME TAX BENEFIT
Income tax benefit (expense)	-	-	-	-	-	-

NET INCOME (LOSS)	$ 31,369	$ 10,599	$ (20,770)	$ 61,394	$ (12,685)	$ (74,079)

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

Net Income/Loss. Net income for the second quarter of 2007 increased $20.8 million compared to the corresponding prior year quarter, primarily attributable to $25.3 million of non-cash fluctuations in derivative contract liabilities resulting from changes in fair value, which was partially offset by finance costs of $4.9 million related to our convertible notes.  Accounting guidance in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”, requires us to report the derivative contract liability at fair value and record the fluctuation to the fair value of the derivative contract liability to current operations.  See also Note 6, “Senior Secured Convertible Notes Payable Convertible Debentures Payable,” to the Notes to the Interim Consolidated Financial Statements for additional information. The large fluctuations in the derivative contract liabilities and the related impact on the Interim Consolidated Statements of Operations arise from the application of the prescribed accounting treatment for derivatives and are not directly related to operational matters.  See discussion of “Derivative Instruments” in the Critical Accounting Policies section of this Item 2.  In addition, oil and natural gas production, primarily from our interests in the P.D.C. Ball property and properties adjacent to the P.D.C Ball property, provided revenue of $0.4 million compared to nil for the corresponding prior year quarter.  Gross profit margin percentages for the second quarter of 2007 and 2006 were (65%) and (294.4%), respectively.

Revenues.  Revenues from the oil and gas production segment increased in the second quarter to approximately $0.4 million compared to $18,000 in the corresponding prior year quarter. The increase was due to natural gas production from wells in Freestone County. Producing wells during the quarter included Brackens Well 1, Redlake Well 1R, Shiloh Well 1 and Shiloh Well 3. .The Brackens Well 1 began production in the middle of the first quarter of 2007.  The Shiloh Wells were purchased in January 2007 and placed online at that time; however, they were temporarily closed for workover and placed back online during the second quarter of 2007. Redlake Well 1R was placed online on March 26, 2007.

Revenues from the drilling operations segment in the second quarter were negligible at $5,000 due to the curtailment of drilling operations late in the 2007 first quarter when a significant customer of Barnico suspended its drilling operations in East Texas. In addition, the Company’s drilling operations lacked adequate funding to drill on its own properties during the second quarter. See “Liquidity and Capital Resources” for additional information regarding liquidity. Drilling operations for the Company commenced with the July, 2006 purchase of Barnico. Accordingly, there were no drilling revenues in the 2006 second quarter.

Operating Expenses. Our operating expenses increased almost $0.6 million to $0.7 million from $71,000 in the second quarter of 2007 due the significant increase in oil and gas production during the quarter.  The related operating expenses included a $335,000 increase in depreciation expense and a $160,000 increase in production costs, which include lease operating expenses and workover of the Shiloh Wells. The lower 2006 second quarter operating expenses reflected initial operations prior to any significant production activity.

General and Administrative Expenses. General and administrative expenses for the second quarter of 2007 were $5.6 million compared to $5.2 million in the second quarter of 2006. The following comparative table provides detail of the most significant general and administrative costs:

Specific General and Administrative Costs	Three Months Ended June 30,
	2007	2006
Management and directors fees	$ 216,688	$ 93,500
Consulting fees – accounting services	198,296	11,231
Consulting fees – audit and audit-related	118,697	92,252
Consulting fees – legal	713,517	360,694
Stock-based compensation	3,593,786	4,141,485
Investor relations	14,802	289,335

The increase in management fees is primarily due to the fact that additional management/directors joined the management team after the 2006 third quarter purchase of the P.D.C. Ball property and Barnico. Consulting fees increased significantly due primarily to legal and other professional services related to potential debt refinancing or restructuring and for the preparation and review of SEC filings, including assistance with amendments and restatements of prior filings.

Finance Costs.  Finance costs totaled $4.9 million and $0.8 million for the second quarter of 2007 and 2006, respectively.  The 2007 costs related to interest and penalties accrued under our convertible debentures and convertible notes. As further detailed in “Liquidity and Capital Resources,” we are in default on our convertible debentures and convertible notes and are dependent on the successful restructuring or refinancing of the existing debt and on obtaining adequate financing for our operations and capital needs.

Other Income and Expense.  Other income and expense consists primarily of the gain or loss on the fluctuation in derivative contract liabilities. Other income and expense for the second quarter of 2007 increased $25.4 million to $42.1 million as compared to the corresponding prior year quarter. After the July 25, 2006 issuance of our convertible notes, our derivative liability increased significantly as a result of the application of authoritative accounting guidance. SFAS No. 133 and EITF 00-19, 00-27 and 05-2 require the Company to report the liability at fair value and recognize the fluctuation in the fair value in current operations.

Income Tax Benefit/Expense. Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized.  Our deferred tax assets were fully reserved at June 30, 2007 and December 31, 2006.

Due to net taxable losses, we currently have no net income tax expense.  We have a net operating loss carryforward of approximately $4.1 million which will expire in 2026, and a $1.1 million net operating loss carryforward which will expire in 2025. We have a deferred tax benefit of $45.0 million, mainly due to timing differences in deductions for derivative losses, stock based compensation and registration rights penalties, offsetting the deferred tax liability recorded upon the acquisitions of Barnico and the P.D.C. Ball property related to the book/tax differences in the bases of their assets.

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

Net Income/Loss. Net income for the first six months of 2007 increased $74.1 million compared to the corresponding prior year period and was primarily attributable to the following: (i) $84.0 million of non-cash fluctuations in our derivative contract liabilities as a result of changes in fair value; and (ii) a $1.4 million increase in revenue.  Partially offsetting the increase were the following: (i) an $8.6 million increase in finance costs related primarily to interest on our convertible notes and (ii) a $1.7 million increase in operating expenses.  Accounting guidance requires reporting a derivative contract liability at fair value with the fluctuation recognized in current operations. The large fluctuations in the derivative contract liabilities and the related impact on the Interim Consolidated Statements of Operations arise from the application of prescribed accounting treatment for derivatives and are not directly related to operational matters.

Revenues. Drilling operations revenue and oil and gas production revenue contributed approximately $0.9 million and $0.6 million, respectively, of the total six month revenue, compared to only $42,000 of oil and gas revenue in the first six months of 2006. There were no drilling revenues in the prior year period because the purchase of Barnico was not completed until the third quarter of 2006. Almost all of the year to date drilling revenue was produced in the first quarter of 2007.  Near the end of the first quarter, Barnico lost its most significant customer which accounted for most of its drilling revenue in the quarter.   Approximately 71% of the oil and gas production occurred in the second quarter due to natural gas production from our interests in Freestone County. Oil and gas revenue for 2006 of approximately $42,000 was primarily from the Archer County, Texas, leases which were acquired in 2005 and sold in December 2006.

Operating Expenses. Our operating expenses increased to $1.7 million from $93,000 in the first six months of 2006 due primarily to drilling and production costs that were not present in the corresponding prior year period due to the timing of the Barnico purchase and the start-up of oil and gas production for which only $69,000 had been incurred in the first six months of 2006.

General and Administrative Expenses. General and administrative expenses for the first six months of 2007 were $8.9 million compared to $7.6 million in the prior year. The following comparative table provides detail of the most significant specific general and administrative costs:

Specific General and Administrative Costs	Six Months Ended June 30,
	2007	2006
Management and directors fees	$ 398,529	$ 167,000
Consulting fees – accounting services	342,924	39,574
Consulting fees – audit and audit-related	233,657	102,252
Consulting fees – legal	835,559	379,209
Stock-based compensation	6,012,322	5,785,460
Investor fees	30,823	691,346

The increase in management fees is primarily due to the fact that additional management joined the management team after the 2006 third quarter purchase of the P.D.C. Ball property and Barnico. Consulting fees increased significantly due primarily to professional services related to potential debt refinancing or restructuring and for the preparation and review of SEC filings, including assistance with amendments and restatements of prior filings.

Finance Costs.  Finance costs totaled $9.5 million and $1.0 million for the first six months of 2007 and 2006, respectively. The 2007 costs related to interest and penalties accrued under our convertible debentures and convertible notes. As further detailed in “Liquidity and Capital Resources,” we are in default on our convertible notes and convertible debentures and are dependent on the successful restructuring or refinancing of our existing debt and on obtaining adequate financing for our operations and capital needs.

Other Income and Expense.  Other income and expense consists primarily of the gain or loss on the fluctuation in derivative contract liabilities.  For the first six months of 2007, the Company recognized an $80.0 million gain compared to a $4.0 million gain for the corresponding prior year period.  As noted above, authoritative accounting guidance requires the fluctuation in the fair value to be recognized in current operations.

Income Tax Benefit/Expense. Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. Our deferred tax assets were fully reserved at June 30, 2007 and December 31, 2006.

Due to net taxable losses, we currently have no net income tax expense.  We have a net operating loss carryforward of approximately $4.1 million which will expire in 2026, and a $1.1 million net operating loss carryforward which will expire in 2025. We have a deferred tax benefit of $45.0 million, mainly due to timing differences in deductions for derivative losses, stock based compensation and certain penalties, offsetting the deferred tax liability recorded upon the acquisitions of Barnico and the P.D.C. Ball property related to the book/tax differences in the bases of their assets.

Liquidity and Capital Resources

Summary of Cash Flows (in thousands)	For the six months ended June 30, 2007	For the six months ended June 30, 2006	Change
Cash used in operating activities	$ (3,624)	$ (1,913)	$ (1,711)
Cash used in investing activities	(902)	(2,171)	1,269
Cash provided by financing activities	80	3,986	(3,906)

	June 30, 2007	December 31, 2006	Change
Capital Expenditures	$ 281	$ 27	$ 254
Working Capital	(43,246)	(112,536)	69,290

We have incurred significant losses from operations and are in default on our convertible notes and convertible debentures. These factors raise substantial doubt about our ability to continue as a going concern. The principal balance of our convertible notes and convertible debentures as of June 30, 2007 was $32.4 million and $1.1 million, respectively.

As noted in “Overview and Plan of Operations,” we received notices from three of our six convertible noteholders demanding redemption in full of their notes in an aggregate principal amount of $24.0 million.  We disagree with certain aspects of the defaults asserted in the redemption notices, with the amounts claimed and with the imposition of various aspects of the penalty provisions asserted. We do not presently have the funds to redeem the notes.

We are dependent upon the successful restructuring or refinancing of our existing debt and obtaining adequate financing for our operations and capital needs.  Management is continuing to explore financing opportunities, a process which began in the first quarter with the convertible noteholders and with potential lenders and investors. To aid in the evaluation of its options, management engaged a financial advisor to assist in discussions with the convertible noteholders and potential lenders and investors. We have not yet been able to reach a mutually satisfactory agreement with the convertible noteholders on restructuring or refinancing the convertible notes, nor have we yet been able to secure sufficient funding from a third party lender or investor.  In addition, between August 8 and August 13, 2007, the trustee under the deeds of trust securing the Company’s obligations under the convertible notes filed notices of foreclosure sale in the several Texas counties in which the Company’s oil and gas properties are located.  The notices specify a foreclosure sale date of September 4, 2007.  If we cannot successfully restructure or refinance our existing convertible notes before the scheduled foreclosure date, then we will be unable to continue as a going concern and will likely need to seek protection under the federal bankruptcy laws.

At June 30, 2007, $16.5 million was accrued relating to the restructuring of the convertible notes based on the aggregate redemption price claimed by the three convertible noteholders who delivered the redemption notices described above, and then applying the methodology by which their claimed redemption prices were derived to all convertible noteholders through to August 31, 2007.  We disagree with certain aspects of the defaults asserted in the redemption notices, with the amounts claimed and with the imposition of various aspects of the penalty provisions asserted.  Accordingly, management does not believe that the convertible noteholders are entitled to this amount under the convertible notes.

We have classified our convertible notes and convertible debentures and the related discounts as current liabilities in our Interim Consolidated Balance Sheets.  See note 5, “Convertible Debentures Payable,” and note 6, “Senior Secured Convertible Notes,” to the Notes to the Interim Consolidated Financial Statements.

Our short-term liquidity requirements for the next twelve months include interest payments, penalties, principal repayments, cash requirements for our oil and gas production expenses, and capital expenditures. Our long-term liquidity requirements are substantially similar to our short-term liquidity requirements.

Operating Activities

As of June 30, 2007, we have a working capital deficiency of $43.2 million. This represents a decrease in the working capital deficiency of $69.3 million since December 31, 2006 year end and relates primarily to an $80.0 million decrease in the fair value of the derivative contract liability at June 30, 2007. Generally, if the fair value of our common stock increases over the preceding measurement date, we will recognize a loss on derivative contracts, and if the fair value of our common stock decreases over the preceding measurement date, we will record a gain on derivative contracts.

Our primary uses of operating cash during the quarter were our general and administrative costs such as professional fees and management fees. In order to sustain our operations, we believe our normal cash needs are approximately $0.5 million to $0.7 million monthly.

During the first six months of 2007, we used $3.6 million of cash from operations compared to $1.9 million of cash used during the first six months of 2006. Cash used during the first six months of 2007 was higher than our anticipated on-going cash requirements due primarily to legal and other professional services related to potential debt refinancing or restructuring and for the preparation and review of SEC filings, including assistance with amendments and restatements of prior filings.

In November 2006, we leased certain of our oil and gas interests in approximately 9,200 acres in Texas under two oil and gas mineral leases and a joint operating agreement.  Under our agreements with the convertible noteholders, the proceeds were to be deposited in, and held in an escrow account.  For this reason, the proceeds were treated as restricted funds and reflected in long-term assets in the Interim Consolidated Balance Sheets.  The escrow account had not been established at the time the transaction closed, and these proceeds were therefore deposited into our general operating account.  As a result, the Company may not be in compliance with the escrow agreement and convertible notes.  Although the funds were classified for accounting purposes as restricted funds, they remain within our control in that operating account. We have used these funds for ongoing operations. The remaining cash balance is classified as Restricted on the Company’s Interim Consolidated Balance Sheet.

Investing Activities

During the first six months of 2007 and 2006, we used $0.9 million and used $2.2 million, respectively, of cash from our investing activities. The funds used were partially offset by restricted cash and the purchase of oil and gas properties and equipment.  Funds used in 2006 were for purchases of oil and gas properties, including an oil and gas mineral rights interest in Freestone County, Texas, and to purchase equipment.

The Company is dependent upon the successful restructuring or refinancing of our existing debt and obtaining adequate financing to fund future capital expenditures. However, if we are not successful in raising additional capital, or if we are unable to restructure or refinance our existing indebtedness, we will not be able to meet our drilling and development goals over the next 12 months.

Financing Activities

During the first six months of 2007 and 2006, we provided $80,000 and $4.0 million, respectively, for our financing activities. Funds provided in 2007 represented common stock issued for cash, including proceeds from the exercise of stock options.  Funds provided in the first six months of 2006 primarily represented $1.9 million for common stock issued for cash, including the exercise of stock options, and net proceeds of $1.5 million from the issuance of convertible debentures.  See Note 5, “Convertible Debentures Payable,” in the Notes to the Interim Consolidated Financial Statements.

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

Oil and Gas Activities

We utilize the successful efforts method to account for our oil and gas operations.  Under this method, costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells and related asset retirement costs are accumulated on a field-by-field basis and capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

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

We assess proved oil and gas properties for impairment at least quarterly and reduce the carrying value to fair value if the sum of expected undiscounted future cash flows is less than the net book value pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  We assess unproved and non-producing oil and gas properties on a field-by-field basis at least quarterly, and any impairment in value is charged to expense.  Because of the unpredictable nature of exploration drilling activities, the amount and timing of impairment expenses are difficult to predict with any certainty.

As noted above, under the successful efforts method of accounting, the costs to drill exploratory wells that do not find proved reserves must be expensed in the period when they are determined to be unsuccessful. This will result in an increase in our expenses in that period.

Derivative Instruments

In accordance with the interpretive guidance in EITF Issue No. 00-19, we valued the conversion feature of the separate issuances of convertible notes and convertible debentures and related warrants in January and July 2006 as derivative liabilities.  We must make certain periodic assumptions and estimates to value the derivative liability.  The change in value is reflected in our Interim Consolidated Statements of Operations as non-cash income or expense, and the changes in the carrying value of derivatives may have a material impact on our financial statements.  As the market price of our common stock increases, our other expense increases, and as the market price of our common stock decreases, our other income increases. This has caused wide swings in our net income (loss) and could continue to result in swings in the future.  For the six months ended June 30, 2007, we recorded non-cash gain of $80.0 million upon revaluation of the convertible notes and convertible debentures and related warrants that are subject to this accounting treatment.  The derivative liability associated with these instruments is reflected on our balance sheet as a short-term liability. This liability will remain until the convertible notes and convertible debentures are converted or repaid, and until the warrants are exercised, expire, or other events occur to cause the termination of the derivative accounting, the timing of which may be outside our control.

Our convertible notes and convertible debentures contain embedded conversion features, pursuant to which all or part of the debt owed to the holders may be converted into shares of our common stock at an initial price of $1.40 and $0.65 per share, respectively, subject to certain adjustments, and the warrants we issued in connection with the convertible notes and convertible debentures provide the holders with the right to purchase our common stock at an initial price of $1.40 per share and an initial price ranging from $0.60 to $1.00 per share, respectively, subject to certain adjustments.  As a result of the terms of our agreements to register the resale of the shares of our common stock issuable upon conversion or exercise of these instruments, we are required under applicable accounting rules to treat the conversion feature of the convertible notes and convertible debentures and the related warrants as liabilities, rather than as equity instruments.  This classification as liabilities also requires that we account for them at fair value and include changes in fair value as a component of other income (expense) for so long as the warrants and the conversion feature of the convertible notes and convertible debentures remain classified as liabilities. Changes in fair value are based upon the market price of our common stock and are calculated using the Black-Scholes method of valuation.  As a result, as the market price of our common stock increases, our other expense increases, and as the market price of our common stock decreases, our other income increases. This accounting treatment could result in wide swings in our other income (expense) and net income in the future.

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

Asset Retirement Obligations

We estimate the future costs of the retirement obligations of our producing oil and natural gas properties. Those abandonment costs, in some cases, will not be incurred until several years in the future.  Such cost estimates could be subject to significant revisions in subsequent years due to changes in regulatory requirements and technological advances that are difficult to predict.  As of June 30, 2007, we estimate the net present value of these asset retirement costs to total approximately $229,000.

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

Barnico records an unbilled receivable for the percentage of the turnkey contract completed.  It records an account receivable for drilling contracts completed, but for which money has not been collected.  An allowance for doubtful accounts is provided for accounts management considers potentially uncollectible based on analysis and aging of accounts.  As of June 30, 2007, the Company had no uncollectible accounts for Barnico.  If it receives a prepayment from a customer upon entering into a contract, it defers recognition of revenue on that amount until the contracted service is provided.  In future periods, any differences between an estimate regarding the collectibility of accounts and actual collections could have a material affect on our operating results.

The costs relating to contracts are recognized as incurred.

Income Taxes

Income taxes are computed using the asset and liability method of accounting in accordance with SFAS No. 109, “Accounting for Income Taxes.”  A deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized.  The Company’s deferred tax assets were fully reserved at June 30, 2007 and December 31, 2006.

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”.  FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109.  Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.  Upon the adoption of FIN 48, the Company had no unrecognized tax benefits.  During the second quarter of 2007, the Company recognized no adjustments for uncertain tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued at June 30, 2007.

The tax years 2004 through 2006 remain open to examination by the federal and state taxing jurisdictions in which the Company operates.  Management expects no material changes to unrecognized tax positions within the next twelve months.

Off-Balance Sheet Arrangements

As of June 30, 2007, we had no undisclosed off-balance sheet arrangements reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

In addition, internal control over financial reporting is the process designed by, or under the supervision of, a company’s principal executive officer and principal financial officer, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2007.

Our management has identified a material weakness in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board.  The area of material weakness identified in our internal control over financial reporting is the lack of an adequate complement of staff to address technical accounting issues, which has also contributed to our difficulty in filing timely reports.  We intend to hire sufficient, qualified staff in 2007 to address this weakness if we are able to resolve our financial difficulties.

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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

During the second quarter of 2007, we were not aware of any proceedings contemplated by a governmental authority.

On May 8, 2007, Rodessa Operating Company, Inc. ("Rodessa") initiated a lawsuit against us in the 411th Judicial District Court of Polk County, Texas alleging breach of contract.  In its petition, Rodessa claimed damages of $587,725 plus interest and attorney's fees for failure to pay amounts due under an operating agreement dated March 6, 2006 concerning the exploration and production regarding the Company's oil and natural gas interest in the single wellsite located in Polk County, Texas.  Rodessa also sought to foreclose on its lien against, among other things, our oil and gas interest in the Polk County, Texas, well.  As a result of the lawsuit, we undertook an audit of Rodessa's records as operator.  Based on the audit, management believes the amount owed Rodessa by us is approximately $261,000 less proceeds from oil and natural gas production. A counter action has been asserted by us submitting that the operator has breached its duty of reasonable and prudent operation of the well site, inducing excessive and unreasonable costs. We have participated in initial discussions with Rodessa regarding resolution of the lawsuit. Based on the audit results and initial discussions with Rodessa, management has accrued $477,000 in our Interim Consolidated Financial Statements, which represents the amount Rodessa invoiced to us before commencing its lawsuit against the Company.  Management believes this lawsuit should settle in the third quarter of 2007 for not more than the accrued amount.

On April 26, April 30 and May 1, 2007, we received notices of default from three of the six convertible noteholders.  Between August 8, 2007 and August 13, 2007, the trustee under the deeds of trust securing our obligations under the convertible notes filed notices of foreclosure sale in the several Texas counties in which our and gas properties are located.  We received copies of these foreclosure notices on August 14, 2007, and the notices specify a foreclosure sale date of September 4, 2007.  We continue to be engaged in discussions with the principal holders of the convertible notes and with potential lenders and investors.  We have not yet been able to reach a mutually satisfactory agreement with the convertible noteholders to restructure or refinance the convertible notes, nor have we been able to secure sufficient funding from a third party lender or investor.  If we cannot successfully restructure or refinance the convertible notes prior to the scheduled foreclosure date, then we will likely need to file for protection under the federal bankruptcy laws.

Other than the matters discussed above, there have been no material changes in the legal proceedings since filing of our Annual Report on Form 10-KSB filed on April 24, 2007.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2007, the following equity securities that were not registered under the Securities Act were issued and exercised:

Date	Description	Number	Purchaser and Recipient	Proceeds	Consideration	Exemption [1,2]
Apr 2, 2007	Stock options [2]	200,000	Francis K. Ling	Nil	Consulting services	Reg. S

1.

Securities that were issued pursuant to the exemptions from registration contained in Regulation S promulgated under the Securities Act of 1933 were issued on the basis of representations made by each purchaser that the purchaser was not a "U.S. person," as that term is defined under Regulation S, and that such purchaser was not acquiring the securities for the account or benefit of a U.S. person. Each purchaser further represented that such purchaser's intention to acquire the securities for investment only and not with a view toward distribution. We did not engage in a distribution of this offering in the United States. We requested our stock transfer agent to affix appropriate legends to the certificate issued to each purchaser in accordance with Regulation S and the transfer agent affixed the appropriate legends. Each purchaser was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

2.

Stock options exercisable at $0.50 per share until April 2, 2010.

Item 3.   Defaults Upon Senior Securities

We are in default of the terms of our convertible notes with an aggregate principal sum of $32.4 million and convertible debentures with an aggregate principal sum of $1.1 million. These defaults include our failure to register shares of common stock issuable upon conversion of the convertible notes and the convertible debentures and the exercise of the associated warrants and the payment of interest on, and principal of, the convertible notes.

Under the registration rights agreements with the holders of our convertible notes and convertible debentures, our registration statement was required to have been declared effective by the Securities and Exchange Commission by November 7, 2006, and remain effective and available for use until the date all of those securities had been sold pursuant to the registration statement or, in the case of the convertible notes, if earlier the date the holders could sell all of the securities covered by the registration statement without restriction pursuant to Commission Rule 144(k).  In a waiver dated November 7, 2006, the holders extended the deadline for declaration of effectiveness to January 5, 2007.  We did not meet that extended deadline.

During the second quarter of 2007, we received notices from three of the six convertible noteholders demanding the full redemption of their respective convertible notes with an aggregate principal amount of $24.0 million. The aggregate redemption price claimed by these convertible noteholders is in excess of $33.6 million. We disagree with certain aspects of the defaults asserted in the redemption notices, with the amounts claimed and with the imposition of various aspects of the penalty provisions asserted.  We do not presently have the funds to redeem the convertible notes.

Between August 8, 2007 and August 13, 2007, the trustee under the deeds of trust securing our obligations under the convertible notes filed notices of foreclosure sale in the several Texas counties in which our oil and gas properties are located.  We received copies of these foreclosure notices on August 14, 2007, and the notices specify a foreclosure sale date of September 4, 2007.  We continue to be engaged in discussions with the principal holders of the convertible notes and with potential lenders and investors.  We have not yet been able to reach a mutually satisfactory agreement with the convertible noteholders to restructure or refinance the convertible notes, nor have we been able to secure sufficient funding from a third party lender or investor.  If we cannot successfully restructure or refinance the convertible notes prior to the scheduled foreclosure date, then we will likely need to file for protection under the federal bankruptcy laws.

Item 4.   Submission of Matters to a Vote of Security Holders

At our annual meeting of shareholders held on July 26, 2007, our shareholders approved, by a margin of 7,402,644 votes for, 180,939 votes against and no abstentions or broker non-votes, the authorization of the Wentworth Energy, Inc. 2007 Stock Incentive Plan as filed with the Securities and Exchange Commission with the May 21, 2007 submission of the Company’s Form 10-QSB for the three-month period ended March 31, 2007.  At the meeting, the shareholders also elected the following five director nominees:

Name	Term	Votes For	Votes Against	Abstentions and Broker Non-Votes
Michael S. Studdard	Three years commencing July 26, 2007	13,264,241	0	903,092
George D. Barnes	Three years commencing July 26, 2007	13,266,841	0	900,492
Roger D. Williams	Two years commencing July 26, 2007	13,291,643	0	875,690
Neil Lande	Two years commencing July 26, 2007	13,292,641	0	874,692
David Steward	One year commencing July 26, 2007	13,287,943	0	879,390

Item 5.   Other Information

Effective June 1, 2007, we entered into a consulting agreement with Francis K. Ling, a director and Chief Financial Officer of the Company.  A copy of this agreement is filed with the Securities and Exchange Commission as Exhibit 10.3 hereto.

Item 6.   Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit No.	Description
10.1	Wentworth Energy, Inc. 2007 Stock Incentive Plan dated February 16, 2007
10.2	Incentive Stock Option Agreement between Wentworth Energy, Inc. and Francis K. Ling dated April 2, 2007
10.3*	Consulting Agreement dated June 1, 2007, between Wentworth Energy, Inc. and Francis K. Ling
31.1*	Rule 13a-14a/15d-14(a) Certification by Chief Executive Officer
31.2*	Rule 13a-14a/15d-14(a) Certification by Chief Financial Officer
32.1*	Section 1350 Certification by Chief Executive Officer
32.2*	Section 1350 Certification by Chief Financial Officer

* filed herewith

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WENTWORTH ENERGY, INC.

Date

August 20, 2007

/s/  John Punzo

John Punzo, Chief Executive Officer

Date

August 20, 2007

/s/  Francis K. Ling

Francis K. Ling, Chief Financial

Officer and principal accounting officer

Exhibit 10.3   Consulting Agreement Between Wentworth Energy, Inc. and Francis K. Ling

CONSULTING AGREEMENT

THIS AGREEMENT made as of and to have effect from the 1st day of June, 2007

BETWEEN:

WENTWORTH ENERGY, INC., a company duly incorporated under the laws of the State of Oklahoma, having its head office at 112 E. Oak Street, Suite 200, Palestine, Texas  75801 (hereinafter called the "Company")

OF THE FIRST PART

AND:

FRANCIS K. LING, of 6924 Stewart Road, Delta, British Columbia, V4E 2J3, Canada (hereinafter called the "Consultant")

OF THE SECOND PART

WHEREAS the Company is a reporting company whose common stock is quoted for trading on the Over-the-Counter Bulletin Board; and

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

2.02

During the term of this agreement, the Consultant will be responsible for all day-to-day financial operations of the Company, including, without restricting the generality of the foregoing:

a)

assist with the review and acquisition of property interests;

b)

approval and payment of invoices and collection of revenue;

c)

safeguarding the assets of the Company;

d)

developing and maintaining a system of internal control;

e)

oversight of accounting and the preparation of financial information;

f)

compliance with regulatory requirements;

g)

budgeting;

h)

assist with the raising of capital; and

i)

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

4.

REMUNERATION

4.01

The Consultant will faithfully, honestly and diligently provide services to the Company as set out herein in consideration of which the Company will pay the Consultant a monthly fee (the “Monthly Fee”) of $11,000.00.

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

six multiplied by

b)

the Monthly Fee.

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

)

)

)

SIGNED, SEALED AND DELIVERED by the

)

Consultant in the presence of:

)

)

)

)

Signature

)

)

)

Name

)

)

)

/s/ Francis K. Ling

Address

)

Francis K. Ling

)

)

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

August 20, 2007

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

August 20, 2007

/s/ Francis K. Ling

Francis K. Ling, Chief Financial Officer

Exhibit 32.1.   Section 1350 Certification by Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wentworth Energy, Inc. (the “Company”) on Form 10-QSB for the quarter ending June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John Punzo, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John Punzo

John Punzo, Chief Executive Officer

August 20, 2007

Exhibit 32.2.   Section 1350 Certification by Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wentworth Energy, Inc. (the “Company”) on Form 10-QSB for the quarter ending June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Francis K. Ling, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/  Francis K. Ling

Francis K. Ling, Chief Financial Officer

August 20, 2007