Form 10QSB
period 2007-09-30
Wentworth Energy, Inc.
filed 2007-11-15
CIK 1138932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 9, 2007, 26,007,320 shares of common stock

Transitional Small Business Disclosure Format (Check one):  Yes [  ]

No [X]

Wentworth Energy, Inc.

TABLE OF CONTENTS

Page
Part I – Financial Information
Item 1 – Financial Statements (unaudited)
Interim Consolidated Balance Sheets	3
Interim Consolidated Statements of Operations	4
Interim Consolidated Statement of Stockholders’ Deficit	5
Interim Consolidated Statements of Cash Flow	6
Notes to the Interim Consolidated Financial Statements	7– 26
Item 2 – Management’s Discussion and Analysis	27-48
Item 3 – Controls and Procedures	48
Part II – Other Information
Item 1 – Legal Proceedings	49
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3 – Defaults Upon Senior Securities	50
Item 4 – Submission of Matters to a Vote of Security Holders	50
Item 5 – Other Information	50
Item 6 – Exhibits	51
Signatures	51
Exhibits	52-76

PART I – FINANCIAL INFORMATION

Wentworth Energy, Inc.

Interim Consolidated Balance Sheets

	September 30, 2007 (Unaudited)	December 31, 2006 Restated
Assets
Current
Cash	$ -	$ 4,445,489
Accounts receivable and accrued receivables	188,686	604,283
Unbilled receivables	12,432	60,333
Note receivable	300,000	300,000
Federal income tax receivable	133,285	133,285
Prepaid expenses	246,083	92,368
Total current assets	880,486	5,635,758
Long term
Restricted cash	914,603	2,676,019
Certificate of deposit - restricted	77,124	25,430
Oil and gas properties (successful efforts):
Royalty interest, net	197,015	294,552
Proved oil and gas properties	19,773,929	20,847,589
Unproved oil and gas properties	10,258,076	10,251,718
Support equipment, net	1,915,820	1,908,000
Equipment, net	4,117,812	4,305,878
Deferred finance costs	8,003,633	10,339,842

Total Assets	$ 46,138,498	$ 56,284,786
Liabilities
Current
Accounts payable and accrued liabilities	$ 17,633,798	$ 16,978,975
Convertible debentures payable	1,055,000	1,055,000
Discount on convertible debentures payable	(845,923)	(945,059)
Senior secured convertible notes payable	32,350,000	32,350,000
Discount on senior secured convertible notes payable	(32,349,877)	(32,350,000)
Due to related parties	47,692	47,692
Deferred gain	300,000	300,000
Derivative contract liabilities	10,764,080	95,693,748
Total current liabilities	28,954,770	113,130,356
Asset retirement obligation	228,741	155,241

Total Liabilities	29,183,511	113,285,597

Commitments and contingencies (Note 9)

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value
2,000,000 shares authorized
Nil shares issued and outstanding	-	-
Common stock, $0.001 par value
300,000,000 shares authorized, 24,298,498 and
23,782,498 issued and outstanding September 30, 2007
and December 31, 2006, respectively	24,298	23,782
Additional paid in capital	35,199,307	26,605,238
Accumulated Deficit	(18,268,618)	(83,629,831)
Total Stockholders’ Equity (Deficit)	16,954,987	(57,000,831)
Total Liabilities and Stockholders’ Equity (Deficit)	$ 46,138,498	$ 56,284,786

The accompanying notes are an integral part of these Interim Consolidated Financial Statements.

Wentworth Energy, Inc.

Interim Consolidated Statements of Operations (Unaudited)

	Three months ended September 30, 2007	Three months ended September 30, 2006 Restated	Nine months ended September 30, 2007	Nine months ended September 30, 2006 Restated

REVENUE
Drilling revenue	$ 178,769	$ 1,033,708	$ 1,048,782	$ 1,033,708
Oil and gas production	355,272	64,288	931,682	106,177
Loss on sale of oil and gas properties	-	-	(20,520)	-
TOTAL REVENUE	534,041	1,097,996	1,959,944	1,139,885

OPERATING EXPENSES
Production costs	110,674	52,997	390,786	121,755
Drilling costs	111,385	538,176	629,995	538,176
Salaries and taxes	146,805	415,338	350,459	415,338
Depreciation and depletion	407,867	86,442	935,522	88,416
Property evaluation costs	20,893	-	231,770	54,594
Impairment of oil and gas properties	1,548,158	-	1,559,366	-
TOTAL OPERATING EXPENSES	2,345,782	1,092,953	4,097,898	1,218,279

GROSS PROFIT (LOSS)	(1,811,741)	5,043	(2,137,954)	(78,394)

EXPENSES
General and administrative	4,181,919	4,226,472	13,076,403	11,767,849
Finance costs	890,434	1,032,839	4,460,498	1,949,661
	5,072,333	5,259,311	17,536,901	13,717,510

LOSS FROM OPERATIONS	(6,884,094)	(5,254,268,)	(19,674,855)	(13,795,904)

OTHER (REVENUE) EXPENSE ITEMS
Interest income	(11,241)	(42,162)	(106,400)	(48,975)
Equity in loss of investment	-	51,649	-	169,591
(Gain) Loss on derivative contracts	(4,914,477)	79,900,125	(84,929,668)	83,904,990
	(4,925,718)	79,909,612	(85,036,068)	84,025,606

NET INCOME (LOSS)	$ (1,958,376)	$ (85,163,880)	$ 65,361,213	$ (97,821,510)

BASIC EARNINGS (LOSS) PER SHARE	$ (0.08)	$ (3.87)	$ 2.72	$ (5.45)
DILUTED EARNINGS (LOSS) PER SHARE	$ (0.08)	$ (3.87)	$ 1.31	$ (5.45)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	24,237,831	22,018,090	24,060,083	17,958,750
Diluted	24,237,831	22,018,090	49,756,904	17,958,750

The accompanying notes are an integral part of these Interim Consolidated Financial Statements

Wentworth Energy, Inc.

Interim Consolidated Statement of Stockholders' Equity (Deficit) (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit Restated	Total Restated
	Number of Shares	Par Value

Balance, December 31, 2006	23,782,498	$ 23,782	$ 26,605,238	$ (83,629,831)	$ (57,000,811)

Issuance of common stock	36,000	36	36,684	-	36,720

Issuance of common stock upon exercise of options	220,000	220	79,780	-	80,000

Stock based compensation	-	-	8,436,265	-	8,436,265

Issuance of common stock for payable settlement	260,000	260	41,340	-	41,600

Net income for the nine months ended September 30, 2007	-	-	-	65,361,213	65,361,213
Balance, September 30, 2007	24,298,498	$ 24,298	$ 35,199,307	$ (18,268,618)	$ 16,954,987

The accompanying notes are an integral part of these Interim Consolidated Financial Statements.

Wentworth Energy, Inc.

Interim Consolidated Statements of Cash Flow (Unaudited)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006 Restated
OPERATING ACTIVITIES
Net income (loss) for the period	$ 65,361,213	$ (97,821,510)
Add (deduct) non-cash items
Depreciation and depletion	935,522	88,416
Stock based compensation	8,277,077	8,790,637
Amortization of discount on convertible notes and debentures	607,900	540,357
(Gain) loss on derivative contracts	(84,929,668)	83,904,990
Equity in loss of investment	-	169,591
Amortization of deferred financing costs	1,827,568	553,452
Accretion of asset retirement obligation liability	21,956	9,668
Impairment of oil and gas properties	1,559,366	-
Loss on equipment sale	20,520	-
Stock issued for services and other	200,788	355,740
Changes in non-cash working capital items
Accounts receivable and accrued receivables	463,498	208,277
Prepaid expenses, deposits and other	(153,715)	(60,590)
Accounts payable and accrued liabilities	1,132,276	560,431
Due to related parties	36,720	4,141
Cash used in operating activities	(4,638,979)	(2,696,400)

INVESTING ACTIVITIES
Change in restricted cash, net	1,761,416	-
Purchase of CD - restricted	(51,694)	(25,000)
Cash invested in Redrock Oil Sands, Inc.	-	(5,468)
Additions to property and equipment	(280,268)	-
Additions to oil and gas properties	(1,415,964)	(2,279,578)
Acquisition of P.D.C. Ball oil and gas properties and Barnico net of cash balance acquired	-	(21,859,818)
Proceeds from sale of oil and gas property	100,000	-
Cash provided (used) in investing activities	113,490	(24,169,864)

FINANCING ACTIVITIES
Share subscriptions payable	-	61,750
Proceeds from convertible debentures/notes payable, net of related costs	-	30,724,797
Common stock issued for cash, including exercise of options	80,000	2,011,774
Proceeds from demand notes payable	-	500,000
Cash provided by financing activities	80,000	33,298,321

CHANGE IN CASH DURING PERIOD	(4,445,489)	6,432,057

CASH, BEGINNING OF PERIOD	4,445,489	107,397

CASH, END OF PERIOD	$ -	$ 6,539,454

SUPPLEMENTAL DISCLOSURE:
Interest paid	$ 705,693	$ -
Common stock issued for reduction of payables	$ 41,600	$ 547,040
Common stock issued for deferred financing fees	$ -	$ 125,250
Treasury stock issued for collateral	$ -	$ 7,758
Discount on convertible debt	$ -	$ 33,850,000
Transfer of oil and gas property to equity investments	$ -	$ 100,001
Issued common stock for conversion of debt	$ -	$ 628,500
Issued common stock for investment	$ -	$ 378,000
Issued common stock for assets acquired	$ -	$ 10,191,212

The accompanying notes are an integral part of these Interim Consolidated Financial Statements.

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

September 30, 2007

1.

Description of Business

Wentworth Energy, Inc. (“Wentworth” or the “Company”) is engaged in oil and natural gas drilling, development and production.  The Company operates two business segments: drilling operations, and oil and gas production.  Management reviews and evaluates operations of the two business segments separately.

Drilling operations are conducted by Barnico Drilling, Inc., (“Barnico”), a wholly owned subsidiary of Wentworth.  Barnico engages in land contract drilling of oil and natural gas wells to maximum depths of approximately 8,000 feet.  Until such time as the Company has the capital and is prepared to utilize the rigs on its own properties, Barnico is actively seeking third party contract drilling opportunities for use of its drilling rigs and crews.  Management anticipates the demand for contract drilling services may decline over the next 12 months because certain drilling contracts in the market may require drilling rigs capable of drilling wells which are beyond the capabilities of Barnico’s rigs, and there are more drilling competitors in East Texas counties.  Consequently, there can be no assurance that Barnico will continue to be able to deploy its drilling rigs and crew in the future.

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

General

The accompanying unaudited Interim Consolidated Financial Statements as of and for the three and nine months ended September 30, 2007 and 2006 have been prepared by management, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  These unaudited Interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

In the opinion of management, all adjustments which are of a normal and recurring nature and are necessary for a fair presentation of the financial position as of September 30, 2007 and December 31, 2006, and the results of operations, and cash flows for the three and nine months ended September 30, 2007 and 2006 have been made.  Results of operations for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of results of operations to be expected for the entire year or any other period.

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

September 30, 2007

2.

Significant Accounting Policies

a)   Going concern

The accompanying Interim Consolidated Financial Statements have been prepared on the basis of accounting principles applicable to a going concern.  Accordingly, they do not give effect to adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements.  However, the Company has incurred significant losses from operations and was in default on its debt as of September 30, 2007. The Company successfully restructured its senior secured convertible notes and convertible debentures on October 31, 2007 and is longer in default on its debt. The restructuring included additional note proceeds of $5 million. See notes 5 and 6 for additional information on the restructuring of the debt. The Company’s ability to continue as a going concern is dependent upon achieving profitable operations and securing sufficient additional working capital to continue to develop the Company’s existing properties.

b)

Consolidation

The Interim Consolidated Financial Statements include the accounts of the Company and its two wholly-owned subsidiaries, Barnico and Wentworth Oil and Gas, Inc. Wentworth Oil and Gas, Inc. is dormant and was dissolved subsequent to the end of the period. All significant inter-company transactions have been eliminated in consolidation.

Interests in oil and natural gas properties of the Company and its subsidiaries are undivided interests and related assets, liabilities, revenue and expenses are accounted for on a proportionate gross basis.

c)

Restricted Cash

In November 2006, the Company leased certain of its oil and gas interests. Under its agreements with the convertible note holders, the proceeds were to be deposited in, and held in an escrow account.  For this reason, the proceeds were treated as restricted funds and reflected in long-term assets in the Interim Consolidated Balance Sheets.  Although the funds were classified for accounting purposes as restricted funds, they remain within the Company’s control in that operating account and were used for ongoing operations.  Under the amended terms of the senior secured convertible notes, the escrow requirements were removed and the related cash is no longer restricted.

d)

Deferred Finance Costs

Finance costs with respect to the 10% convertible debentures totaling $297,250 were recorded January 12, 2006, and are being expensed using the interest method over the remaining months until maturity of the debentures on January 11, 2009.  The Company also recorded a discount for the convertible debentures, as described in Note 5.

Finance costs with respect to the 9.15% senior secured convertible notes totaling $11.2 million were recorded July 25, 2006 and are being expensed using the interest method over the remaining months until maturity of the notes in July 2009.  The Company also recorded a discount for the senior secured convertible notes as described in Note 6.

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

September 30, 2007

2.

Significant Accounting Policies (continued)

e)

Earnings (loss) per share

Basic earnings (loss) per share have been calculated based on the weighted average number of common shares outstanding during the period.  The Company uses the treasury stock method of calculating fully diluted per share amounts whereby any proceeds from the exercise of stock options or other dilutive instruments are assumed to be used to purchase common shares at the average market price during the period.  The dilutive effect of convertible securities is reflected in diluted earnings (loss) per share by application of the if-converted method.  Under this method, conversion shall not be assumed for the purposes of computing diluted loss per share if the effect would be anti-dilutive. For the nine months ended September 30, 2007, the Company had approximately 25,696,821 potentially dilutive shares, which are included in the calculation of earnings per share. For the three months ended September 30, 2007 there were no potentially dilutive securities included in the calculation of earnings per share. The Company also had 99,027,663 and 73,330,842 potential dilutive shares for the three and nine months ended September 30, 2007, not included in the dilutive calculation because they were anti-dilutive.  For the three and nine months ended September 30, 2007, basic and diluted earnings per share are presented separately.  For the three and nine months ended September 30, 2006, the diluted loss per share is the same as basic loss per share, because the effect of common stock equivalents is anti-dilutive.

f)

Income taxes

Income taxes are computed using the asset and liability method of accounting in accordance with SFAS No. 109, “Accounting for Income Taxes.”  A deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at September 30, 2007 and December 31, 2006.

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the first three quarters of 2007, the Company recognized no adjustments for uncertain tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued at September 30, 2007.

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

September 30, 2007

2.

Significant Accounting Policies (continued)

f)

Income taxes (continued)

The tax years 2004 through 2006 remain open to examination by the major taxing jurisdictions in which the Company operates. Management expects no material changes to unrecognized tax positions within the next twelve months.

3.

Oil and Gas Properties

Anderson, Freestone and Jones Counties, Texas (P.D.C. Ball Properties)

In July 2006,  the Company  purchased a 90% undivided interest in the oil and natural gas fee mineral rights covering 27,557 gross acres (22,682 net acres) in Anderson, Freestone and Jones Counties, Texas (known as the “P.D.C. Ball property”) for $31.1 million which included cash and issuance of Wentworth’s stock. Total capitalized costs at September 30, 2007, net of proceeds from leasing, increased to $30 million from $28.9 million at December 31, 2006, and included acquisition, exploration and developmental costs.

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

The first well drilled by Barnico above 8,500 feet on the Marathon Leased Property was Redlake 1R, which began production on March 26, 2007.  Marathon and the Company each have a 50% working interest in the well.  In addition, Wentworth has a 54.20% net revenue interest in this well and is the operator. Effective April 17, 2007, the Railroad Commission of Texas granted a name change of Redlake 1R after the Red Lake Gas Unit was plugged and abandoned.  The new name for Redlake 1R is “Studdard & Steward 1-R.”

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

September 30, 2007

2.

Oil and Gas Properties (continued)

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

Polk County, Texas

In January 2006, the Company entered into an agreement with an unrelated party pursuant to which Wentworth acquired an 82.5% working interest in an approximately 40 acre oil and gas lease on property located in Polk County, Texas.  The Company purchased the working interest for consideration of $0.1 million cash and $1.6 million for reticulating and completing the well in 2006. The company has settled a dispute with the operator for work-over costs by assigning its working interest to the operator until the operator recoups $588,000 of costs. Once the operator has fully recouped their costs, the Company will receive a working interest in the property equal to 25% of the interest the Company assigned. After evaluating the production history of the past 9 months, Management believes it is prudent to record an impairment of $1.5 million for the Polk County well.

Capitalized Costs Relating to Oil and Gas Producing Activities

	September 30, 2007	December 31, 2006
Unproved oil and gas properties	$ 10,492,122	$ 10,456,431
Proved oil and gas properties	21,820,078	20,847,589
Proved oil and gas royalties	353,888	353,888
Support equipment and facilities	2,069,514	1,962,500
Less accumulated depreciation, depletion, amortization and impairment allowances	(2,590,762)	(318,549)
Net capitalized costs	$ 32,144,840	$ 33,301,859

Accumulated depreciation, depletion, amortization and impairment allowances include impairment costs of $1,782,204 as of September 30, 2007 and $204,713 of December 31, 2006. There are no net capitalized costs from the Company’s share of equity method investees.

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

	Three months ended September 30, 2007	Three months ended September 30, 2006
Property acquisition costs
Proved	$ -	$ -
Unproved, net of proceeds of sale	-	25,813,816
Total acquisition costs	-	25,813,816
Exploration costs	-	103,121
Development costs	-	-
Asset retirement costs	-	3,339

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

September 30, 2007

3.

Oil and Gas Properties (continued)

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities (cont.)

	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Property acquisition costs
Proved	$ 212,500	$ -
Unproved, net of proceeds of sale	-	25,977,566
Total acquisition costs	212,500	25,977,566
Exploration costs	32,122	1,665,394
Development costs	1,171,342	-
Asset retirement costs	96,000	102,380

Results of Operations for Oil and Gas Producing Activities for the three and nine months ended September 30, 2007 and 2006

	Three months ended September 30, 2007	Three months ended September 30, 2006
Oil and gas sales	$ 355,272	$ 64,288

Production costs	110,674	52,997
Exploration costs	20,893	-
Depreciation, depletion and amortization	343,372	3,240
Impairment of oil and gas properties	1,548,158	-
Total oil and gas expense	2,023,097	56,237

Net profit (loss) on oil and gas operations	(1,667,825)	8,051
Income tax expense	-	-
Results of operations for oil and gas producing activities (excluding corporate overhead and finance costs)	$ (1,667,825)	$ 8,051

	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Oil and gas sales	$ 931,682	$ 106,177

Production costs	390,786	121,755
Exploration costs	231,770	54,594
Depreciation, depletion and amortization	713,351	5,214
Impairment of oil and gas properties	1,559,366	-
Total oil and gas expense	2,895,273	181,563
Net profit (loss) on oil and gas operations	(1,963,591)	(75,386)
Income tax expense	-	-
Results of operations for oil and gas producing activities (excluding corporate overhead and finance costs)	$ (1,963,591)	$ (75,386)

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

September 30, 2007

4.

Related Party Transactions

a)

The Company entered into transactions with related parties for the three and nine months ended September 30, 2007 as follows.  These amounts have been recorded at the exchange amount, being the amount agreed to by the parties.

	Three months ended September 30, 2007	Nine months ended September 30, 2007

Management fees paid to corporations controlled by directors	$ 56,390	$ 165,691
Rent paid to a corporation controlled by a family member of a director	$ 9,389	$ 18,428
Rent paid to directors	$ 9,600	$ 28,800
Consulting fees paid to directors	$ 144,520	$ 344,840
Rent paid to a director’s family member	$ 4,500	$ 13,500
Oilfield services fee paid to a director’s family members	$ -	$ 32,895
Note receivable from an entity whose CEO is a former director of the Company	$ 300,000	$ 300,000

b)

As of September 30, 2007, approximately $48,000 was owed to a family member of a director and corporations controlled by directors of the Company with respect of unpaid fees and expenses.  The amount due to related parties is unsecured, and without interest or stated terms of repayment.

5.

Convertible Debentures Payable

On January 12, 2006, the Company entered into a securities purchase agreement with a single investor pursuant to which the investor (the “debenture holder”) purchased 10% secured convertible debentures (the “convertible debentures”) with a principal amount of $1.5 million and warrants to purchase 1,500,000 shares of the Company’s common stock until January 12, 2011. As of September 30, 2007, the Company was in default of the terms of its agreements with the debenture holder and, therefore, the debenture holder had the right to demand repayment.  Accordingly, management classified this debt and the related discount as current liabilities in the Interim Consolidated Balance Sheets.  As described below, on October 31, 2007 the Company successfully restructured the convertible debenture.

The convertible debentures and the warrants issued in conjunction therewith contain provisions which cause the conversion price and exercise price to reset at lower prices under certain circumstances, and the number of shares issuable in connection therewith to increase by a commensurate amount.  If the conversion price and exercise price reset at a lower price, the Company may not have sufficient shares legally authorized to settle the conversion of the convertible debentures and the exercise of the warrants in shares.

In connection with the convertible debentures, in January 2006 the Company recorded a $1.5 million debt discount due to the value of the equity consideration and beneficial conversion feature of the financing, pursuant to the guidance issued by the Emerging Issues Task Force (“EITF”).  The debt discount is being amortized using the interest method over the life of the related convertible debentures and $87,084 and $261,252 were expensed as of the three and nine months ended September 30, 2007, respectively, and $87,804 and $707,737 were expensed as of the three and nine months ended September 30, 2006, respectively.

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

September 30, 2007

5.

Convertible Debentures Payable (continued)

Because the convertible debentures and the related warrants have a feature wherein the conversion price and exercise price reset, the Company has analyzed the convertible debentures and the related warrants pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”.  In such circumstances, EITF-00-19 requires bifurcation of the conversion feature and the related warrants from the debt and accounting for these instruments as a derivative contract liability with changes in fair value recorded in the Interim Consolidated Statements of Operations.

Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and EITF 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19,” the original fair value of the embedded beneficial conversion feature and freestanding warrants of $2.4 million has been recorded as a derivative contract liability as the debt is considered non-conventional convertible debt. In addition, the Company is required to report the derivative contract liability at fair value and record the fluctuation to the fair value of the derivative contract liability to current operations. The change in the fair value of the derivative contract liability resulted in a non-cash gain of $0.1 million and $3.6 million for the three and nine months ended September 30, 2007, respectively, and resulted in a non-cash gain and loss, respectively, of $0.2 million and $3.8 million for the three and nine months ended September 30, 2006.  The fair value of the derivative contract liability outstanding as of September 30, 2007 was $0.5 million.

On October 31, 2007, the Company successfully restructured the convertible debentures. The following are the key terms of the new and amended agreements.

An Amendment and Exchange Agreement was entered into with the debenture holder hereby the debenture holder irrevocably waived any and all breaches, defaults or events of default by the Company, and any fees, charges and penalties in connection with any such breaches, defaults or events of default prior to the date thereof.

The amended and restated convertible debentures have an aggregate principal amount of $1,418,573, a maturity date of January 11, 2009 and bear interest at a rate of 10% per annum commencing October 31, 2007.  The Company’s obligations under the convertible debentures are secured by a security interest in substantially all of the Company’s assets; however, that security interest is subordinated to the security interest created under the security agreement in favor of the holders of the convertible notes as described in note 6.

The debentures are convertible at the option of Cornell into shares of the Company’s common stock at an initial conversion price per share equal to the lower of $0.65 or 85% of the lowest volume weighted average daily closing price of the Company’s common stock during the 15 trading days immediately preceding the conversion date, subject to anti-dilution adjustments.

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

September 30, 2007

5.

Convertible Debentures Payable (continued)

The Company may redeem the Debentures, in whole or in part, by providing Cornell with five trading days advance written notice.  The redemption amount will equal the principal amount, plus accrued interest, plus a redemption premium equal to the product of (a) the positive difference, if any, between the lowest weighted average price of the common stock during the five trading days preceding the date of the redemption notice and the conversion price and (b) the quotient obtained from dividing the outstanding principal amount plus accrued interest by the conversion price on the date of the redemption notice.

The Company also issued to the debenture holder three Amended and Restated Warrants, which entitle the debenture holder to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock until January 12, 2011, at exercise prices of $0.001 per share.

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

On October 31, 2007 the company successfully restructured the convertible notes and issued $5.0 million of new convertible notes. The following are terms of the new agreements.

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

September 30, 2007

6.

Senior Secured Convertible Notes Payable (continued)

The amended and restated convertible notes have an aggregate principal amount of $48,776,572 and the new convertible notes have an aggregate principal amount of $5,000,000.  The amended and restated convertible notes and the new convertible notes are hereinafter referred to in this section as the convertible notes. The convertible notes are convertible into shares of the Company’s common stock at an initial conversion price of $0.65 per share, subject to anti-dilution adjustments.  The convertible notes have a maturity date of October 31, 2010, subject to the right of the holders to extend the maturity date to a date that is not later than October 31, 2012.  The principal amount, accrued and unpaid interest and any unpaid late charges of the convertible notes is to be repaid on October 31, 2010, unless extended by the holder.

The convertible notes are convertible at the option of the holders into shares of the Company’s common stock at an initial conversion price of $0.65 per share, subject to anti-dilution adjustments.  The anti-dilution adjustments include a “full ratchet” adjustment which reduces the conversion price to the lowest price paid for any newly issued or sold shares of common stock, except for the issuance of certain excluded securities.  The anti-dilution adjustments will make it difficult for the Company to raise additional money through the issuance of stock if the price of the Company’s common stock declines in the future.  In the event the Company issues shares at a price lower than the initial conversion price, the holders of the convertible notes will be able to convert their convertible notes at a lower price and existing stockholders would suffer immediate dilution.

The convertible notes bear an interest rate of 9.15% per annum, subject to increase in an event of default to 15% per annum if a default is not cured.  Interest on the convertible notes commences on April 1, 2008 and is payable quarterly and may, at the Company’s option if certain “Equity Conditions” are satisfied, be paid by the issuance of the Company’s common stock.  Any shares of common stock used to pay interest will be valued at the lower of (1) the then applicable conversion price of the convertible notes and (2) 82.5% of the arithmetic average of the weighted average price of the common stock for the five trading days preceding the interest payment date.

The holders may require that the Company redeem a principal amount equal up to one-third of the original principal amount of the convertible notes plus accrued and unpaid interest and late charges, if any, within 15 days after October 31, 2008 or October 31, 2009.  The Company may require the holders to return a principal amount equal up to one-third of the original principal amount of the convertible notes if certain Equity Conditions are satisfied, within 15 days after October 31, 2008 or October 31, 2009.  Upon receipt of a redemption notice by the holders, the Company may require the holders to return the full principal amount of the convertible notes if the Equity Conditions are satisfied.

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

September 30, 2007

6.

Senior Secured Convertible Notes Payable (continued)

The Amended and Restated Series A Warrants, Amended and Restated Series B Warrants, New Series A Warrants, New Series B Warrants and Other New Series A Warrants (collectively, the “warrants”) related to the convertible notes entitle the holders thereof to purchase up to an aggregate of 68,545,554 shares of the Company’s common stock in respect of the Series A Warrants and 17,925,524 shares of the Company’s common stock in respect of the Series B Warrants for a period of seven years, at an initial exercise price of $0.65 per share, in the case of the Amended and Restated Series B Warrants and the New Series B Warrant, and $0.001 per share, in the case of the Amended and Restated Series A Warrants, the New Series A Warrant and the Other New Series A Warrants.

The exercise prices of the warrants and the number of shares issuable upon exercise of the warrants are subject to anti-dilution adjustments.

Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and EITF 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19,” the original fair value of the embedded beneficial conversion feature in the convertible notes and in the associated warrants of $146.0 million was recorded as a derivative contract liability because the debt is considered non-conventional convertible debt. In addition, the Company is required to report the derivative contract liability of the convertible notes and the associated warrants at fair value and record the fluctuation to the fair value of the derivative contract liability to current operations. See “Derivative Instruments”, “Critical Accounting Policies and Estimates” in Item 2 “Management’s Discussion and Analysis” for a discussion of the treatment of derivative contract liability. The change in the fair value of the derivative contract liability resulted in a non-cash gain of $4.8 million and $81.3 million for the three and nine months ended September 30, 2007 and resulted in a non-cash loss of $80.1 million for the three and nine months ended September 30, 2006. The fair value of the derivative contract liability outstanding as of September 30, 2007 was $10.3 million.

7.

Asset Retirement Obligation

The following table summarizes changes in the Company’s asset retirement liability for the nine months ended September 30, 2007 and 2006.

	2007	2006
Asset retirement obligation at January 1	$ 155,241	$ 189,000
Asset retirement obligations incurred in the current period	96,000	102,380
Asset retirement obligations settled in the current period	(44,456)	-
Accretion expense	21,956	9,668
Revisions in estimated cash flows	-	-
Asset retirement obligation at September 30	$ 228,741	$ 301,048

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

September 30, 2007

8.

Stockholders’ Equity

Warrants Outstanding

Each warrant entitles the holder to purchase one share of the common stock of the Company at a fixed cash exercise price at any time during the term of the warrant, subject to certain adjustments and cashless exercise, in some cases.

	Number of warrants	Average Exercise Price	Expiry Date

Outstanding at December 31, 2006	67,825,375	$1.28	September 20, 2011
Warrants granted	16,584,494	1.11	July 25, 2011
Warrants exercised	-	-	-
Outstanding at September 30, 2007	84,409,869	$1.22

Under the Series A and Series B warrants issued in conjunction with the convertible notes, and upon an event of default, the warrants exercise price adjusts to the lesser of the current warrant exercise price and the Average Market Price (as defined in the Series A and Series B warrants) of the Company’s common stock on the date of the event of default. Based on the events of default claimed by the three convertible noteholders, the warrant exercise price would have adjusted to $1.106 per warrant share, calculated as the lesser of $1.40 and the Average Market Price of the Company’s common stock on January 5, 2007 (the date of the first event of default assessed by the convertible noteholders), and the number of shares of common stock issuable under the Series A warrants would have increased from 46,214,287 to 58,499,097, and the number of shares of common stock issuable under the Series B warrants would have increased from 16,175,000 to 20,474,684. If the Average Market Price of the Company’s common stock declines (as was the case during the period from January 5, 2007 to September 30, 2007), then a subsequent event of default could result in a decrease in the exercise price and an increase in the number of shares of common stock issuable under the Series A and Series B warrants.

Subsequent to the end of the period, the warrants related to the convertible debentures and senior secured convertible notes were restructured, as described in notes 5 and 6.

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

September 30, 2007

8.

Stockholders’ Equity (continued)

Options Outstanding

The following table presents options activity for the nine months ended September 30, 2007.

	Total number of options	Currently exercisable options	Weighted Average exercise price	Expiry date
Outstanding at December 31, 2006	14,813,500	7,732,254	$1.28	23 months
Options exercised	(120,000)	-	0.25	2/28/07
Options exercised	(100,000)	-	0.50	2/28/07
Options granted	150,000	-	1.50	9/20/08
Options granted	300,000	-	1.50	5/15/09
Options vested during period	-	602,752	1.50	5/30/10
Outstanding at March 31, 2007	15,043,500	8,335,006	1.30	20 months
Options vested during period	-	1,468,752	1.50	5/30/10
Options granted	200,000	-	0.50	4/2/10
Outstanding at June 30, 2007	15,243,500	9,803,758	1.29	16 months
Options vested during period	-	718,752	1.50	6/15/09
Options granted	-	-	-	-
Outstanding at September 30, 2007	15,243,500	10,522,510	1.29	15 months

Stock-Based Compensation

Effective with its July 2004 inception, the Company adopted the fair value recognition provisions of SFAS No. 123(R) for all share-based payment awards to eligible participants.

Stock-based compensation expenses for the three and nine months ended September 30, 2007 were $2,264,755 and $8,277,077, respectively, and the stock-based compensation expenses for the three and nine months ended September 30, 2006 were $3,005,127 and $8,790,637, respectively.

At September 30, 2007, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, was approximately $15.6 million.  The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.67 years.  If factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, the stock-based compensation expense that we record under SFAS No. 123(R) may differ significantly from what we have recorded in the current period.

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

September 30, 2007

8.

Stockholders’ Equity (continued)

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

9.

Commitments, Contingencies and Guarantees

On May 8, 2007, Rodessa Operating Company, Inc. ("Rodessa") initiated a lawsuit against the Company in the 411th Judicial District Court of Polk County, Texas alleging breach of contract.  In its petition, Rodessa claimed damages of $587,725 plus interest and attorney's fees for failure to pay amounts due under an operating agreement dated March 6, 2006 concerning the exploration and production regarding the Company's oil and natural gas interest in the single well site located in Polk County, Texas.  Rodessa also sought to foreclose on its lien against, among other things, the Company’s oil and gas interest in the Polk County, Texas, well.   A counter action was asserted by the Company submitting that the operator breached its duty of reasonable and prudent operation of the well site, inducing excessive and unreasonable costs.  On October 10, 2007, the Company reached a settlement with Rodessa whereby the parties agreed to dismiss their respective claims and release each other from all indebtedness.  The Company also assigned its interest in the property to Rodessa in exchange for a working interest in the property equal to 25% of the interest it assigned, once the proceeds from the sale of production from the well, net of taxes, royalties and operating costs, equal the costs of drilling, completing and equipping the well.  As a result of the settlement above, the Company reduced its accounts payable and its asset cost of the Polk County well each by $588,000.

On April 26, April 30 and May 1, 2007, the Company received notices of default from three of the six convertible noteholders.  In August and September 2007, the trustee under the deeds of trust securing the obligations under the convertible notes filed notices of foreclosure sale in the several Texas counties in which the Company’s oil and gas properties are located, and the notices specified foreclosure sale dates of September and October 2007. On October 31, 2007, the Company successfully restructured the convertible notes and all notices of foreclosure were withdrawn.  Refer to note 6 for details of this restructuring.

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

September 30, 2007

9.

Commitments, Contingencies and Guarantees (continued)

On April 10, 2006, PIN Financial LLC initiated a lawsuit against the Company in the U.S. Southern District Court of New York in which PIN Financial LLC claimed commissions totaling $150,000 in cash and 230,769 shares of the Company’s common stock with respect to the Company’s January 2006 issuance of $1.5 million of convertible debentures.  On November 1, 2007, the parties agreed to settle and dismiss the lawsuit.

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

The accounting policies of the reportable segments are the same as those described in the Company’s Annual Report on Form 10-KSB.  The Company evaluates the segments based on income (loss) from operations.  Segment activity for the three and nine months ended September 30, 2007 and 2006 is shown below (in thousands):

Three months ended September 30,
	2007	2006 Restated
Revenues
Drilling revenues	$ 179	$ 1,034
Oil and gas production	355	64
Loss on sale of oil and natural gas property	-	-
Total revenues	$ 534	$ 1,098

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

September 30, 2007

10.

Segment Information (continued)

	Three months ended September 30,
	2007	2006 Restated
Operating income (loss) (1)
Drilling	$ (143)	$ 3
Oil and natural gas	(1,669)	2
Total operating (loss) income	(1,812)	5
General and administrative expense	4,182	4,226
Finance costs	890	1,033
Other income (loss)	4,926	(79,910)
Net loss	$ 1,958	$ 85,164

	Nine months ended September 30,
	2007	2006 Restated
Revenues
Drilling revenues	$ 1,049	$ 1,033
Oil and gas production	932	106
Loss on sale of oil and natural gas property	(21)	-
Total revenues	$ 1,960	$ 1,140

	Nine months ended September 30,
	2007	2006 Restated
Operating income (loss) (1)
Drilling	$ (150)	$ 3
Oil and natural gas	(1,988)	(81)
Total operating (loss) income	(2,138)	(78)
General and administrative expense	13,077	11,767
Finance costs	4,460	1,950
Other income (loss), net	85,036	(84,026)
Net Income (loss)	$ 65,361	$ (97,821)

	September 30, 2007	December 31, 2006
Identifiable Assets (2)
Drilling	$ 4,118	$ 4,306
Oil and natural gas	32,145	33,302
Corporate assets	8,811	18,168
Total assets	$ 45,074	$ 55,776

	September 30, 2007	December 31, 2006
Capital Expenditures
Drilling	$ 47	$ 473
Oil and natural gas	1,649	31,156
Other	-	75
Total capital expenditures	$ 1,696	$ 31,704

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

September 30, 2007

10.

Segment Information (continued)

Three months ended September 30
	2007	2006 Restated
Depreciation, Depletion and Amortization
Drilling	$ 80	$ 79
Oil and natural gas	328	7
Total depreciation, depletion and amortization	$ 408	$ 86

Nine months ended September 30,
	2007	2006 Restated
Depreciation, Depletion and Amortization
Drilling	$ 234	$ 79
Oil and natural gas	702	9
Total depreciation, depletion and amortization	$ 936	$ 88

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

11.

Restatement of Year-end and Interim Consolidated Financial Statements

The Company has retroactively restated certain of its amounts reported as of December 31, 2006,  The restatements were made to correct the manner in which warrants issued and classified as stockholders' equity in 2005 are reported in 2006, and the manner in which deferred finance costs and the discounts on convertible debt was amortized during 2006.

EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock," requires that warrants be reassessed at each balance sheet date to determine whether they should be reclassified as derivative liabilities, rather than stockholders' equity, if applicable as a result of events during the period. In addition, guidance from SFAS No. 154, “Accounting Changes and Error Corrections,” was reviewed with regard to this matter.  As a result, the Company retroactively restated the consolidated financial statements to apply appropriate accounting treatment for certain of the Company’s warrants in the period.  Specifically, on January 12, 2006, the Company issued convertible debentures containing provisions which could cause the warrants issued in 2005 to require net-cash settlement in some circumstances.  Accordingly, EITF 00-19 requires those warrants to be reclassified and recorded as of September 30, 2006 as derivative contract liabilities at their fair value, with any fluctuation to the fair value of that liability recorded to current operations.

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

September 30, 2007

11.

Restatement of Year-end and Interim Consolidated Financial Statements (continued)

In accordance with SFAS 154, the Company’s interim consolidated statement of operations for the nine-month period ended September 30, 2006 has been restated to reflect the change in loss on derivative contracts, and the Company’s interim consolidated statement of cash flow for the nine-month period ended September 30, 2006 has been restated to reflect the change in the net loss for the period and the loss on derivative contracts.

The change in method of calculating amortization was changed from the straight-line method to the interest method as prescribed by APB Opinion No. 21.  In addition, guidance from SFAS No. 154, “Accounting Changes and Error Corrections,” was reviewed with regard to this mater.  As a result, the Company retroactively restated the consolidated balance sheet to apply the appropriate accounting treatment.  The Company’s consolidated balance sheet as of December 31, 2006 has been restated to reflect the changes in stockholders’ deficit, deferred finance costs, convertible debentures payable, discount on convertible debentures payable, discount on senior secured convertible notes; the Company’s interim consolidated statement of operations for the nine  month period ended September 30, 2006 has been restated to reflect changes in interest and bank charges and finance costs; the Company’s interim consolidated statement of stockholders’ deficit for the nine-month period ended September 30, 2006 has been restated to reflect the change in the net loss for the period; and the Company’s interim consolidated statement of cash flow for the nine month period ended September 30, 2006 has been restated to reflect the change in net loss for the period, amortization of discount on convertible debenture and amortization of deferred finance costs.

The following is a summary of the impact of the restatement on the Company’s consolidated balance sheet as of December 31, 2006

	December 31, 2006
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Deferred finance costs	$ 9,831,201	$ 508,641	(a)	$10,339,842
Total assets	55,776,145	508,641		56,284,786
Convertible debentures payable	1,144,652	(89,652)	(b)	1,055,000
Discount on convertible debentures payable	(711,179)	(233,880)	(c)	(945,059)
Discount on senior secured convertible notes	(27,632,291)	(4,717,709)	(c)	(32,350,000)
Total current liabilities	118,171,597	(5,041,241)		113,130,356
Total liabilities	118,326,838	(5,041,241)		113,285,597
Accumulated deficit	(89,179,713)	5,549,882	(a,c)	(83,629,831)
Total stockholders’ deficit	(62,550,693)	5,549,882		(57,000,811)

(a)

To decrease amortization of deferred finance costs due to a change in the calculation from the straight-line method to the interest method.

(b)

To reclassify $89,652 between discount on convertible debentures and the related convertible debentures balance due to a recording error.

(c)

To decrease amortization of discounts on convertible debentures and senior secured convertible notes due to a change in calculation from the straight-line method to the interest method.  Amortization changed by $4,951,589 for the year ended December 31, 2006.

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

September 30, 2007

11.

Restatement of Year-end and Interim Consolidated Financial Statements (continued)

The following is a summary of the impact of these restatements on the Company’s interim consolidated statement of operations for the three and nine months ended September 30, 2006:

	Three-Month Period Ended September 30, 2006
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Finance costs	$3,421,156	$(2,388,317)	(d,e)	$1,032,839
Total expenses	7,647,628	(2,388,317)		5,259,311
Loss from operations	(7,642,585)	2,388,317		(5, 254,268)
Loss on derivative contracts	79,903,869	(3,744)	(c)	79,900,125
Total other (revenue)/expense items	79,913,356	(3,744)		79,909,612
Net loss	(87,555,941)	2,392,061		(85,163,880)
Basic and diluted loss per share	(3.98)	0.11		(3.87)

	Nine-Month Period Ended September 30, 2006
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Finance costs	$ 4,365,534	$(2,415,873)	(d,e)	$ 1,949,661
Total expenses	16,133,383	(2,415,873)		13,717,510
Loss from operations	(16,211,777)	2,415,873		(13,795,904)
Loss on derivative contracts	83,963,759	(58,769)	(c)	83,904,990
Total other (revenue)/expense items	84,084,375	(58,769)		84,025,606
Net loss	(100,296,152)	2,474,642		(97,821,510)
Basic and diluted loss per share	(5.58)	0.13		(5.45)

The following is a summary of the impact of the restatements on the Company’s interim consolidated statement of cash flow for the nine-month period ended September 30, 2006:

	Nine-Month Period Ended September 30, 2006
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Net loss for the period	$(100,296,152)	$2,474,642	(b,d,e)	$(97,821,510)
Loss on derivative contracts	83,963,759	(58,769)	(b)	83,904,990
Amortization of deferred finance costs	786,070	(232,618)	(d)	553,452
Amortization of discount on convertible debt	2,723,612	(2,183,255)	(e)	540,357

(a)

To reallocate $330,365 of warrants issued in 2005 and recorded as equity, as derivative liabilities in January 2006 upon the issuance of convertible debentures and senior secured convertible notes which could cause those warrants to require net-cash settlement in some circumstances.

(b)

To decrease the loss on derivative contracts by $58,769 for the change in the value of warrants recorded as derivative liabilities for the nine-month period ended September 30, 2006.

(c)

To decrease the loss on derivative contracts by $3,744 for the change in the value of warrants recorded as derivative liabilities for the three-month period ended September 30, 2006.

(d)

To decrease amortization of deferred finance costs due to change in calculation from the straight-line method to the interest method.

(e)

To decrease amortization of discounts on convertible debentures and senior secured convertible notes due to change in calculation of amortization from the straight-line method to the interest method.

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

September 30, 2007

12.

Subsequent events

Wentworth Oil and Gas, Inc., a wholly owned subsidiary of the Company, was dissolved on October 3, 2007.

On November 5, 6 and 9, 2007, three warrant holders exercised a total of 1,955,890 Amended and Restated Warrants and Amended and Restated Series A Warrants on a cashless basis to acquire a total of 1,951,266 shares of the Company’s common stock.

On November 14, 2007, the stock option agreements of certain of the Company’ directors, officers, employees and consultants were amended to reduce the stock option exercise price and increase the option term.  Stock options to purchase an aggregate of 8,950,000 shares of the Company’s common stock were amended to reduce the exercise price from between $1.50 an $4.20 per share to $0.75 per share.  Stock options to purchase an aggregate of 13,346,000 shares of the Company’ common stock were amended to extend the expiry date by three years.  In addition, certain of the stock option agreements were amended to remove a provision whereby if the holder ceased to be a director, officer, consultant or employee of the Company, the Holder would be entitled to exercise the stock option for a period of only 30 days after the date of such cessation.

Item 2.   Management’s Discussion and Analysis

Any statements contained herein that are not statements of historical fact may be deemed forward-looking statements.  Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  Wentworth Energy, Inc. (the “Company” and sometimes “we,” “us,” “our” and derivatives of such words) undertakes no obligation to publicly release any changes to these forward-looking statements that might be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  These forward-looking statements should be read in conjunction with disclosures included in our Form 10-KSB for the fiscal year ended December 31, 2006.

Overview and Plan of Operations

As of September 30, 2007 we were in default on our senior secured convertible notes (“convertible notes”) and our secured convertible debentures (“convertible debentures”).  During the second quarter, we received notices from three of our six convertible note holders demanding full redemption of their convertible notes with an aggregate principal amount of $24.0 million of the total principal balance of $32.4 million. The aggregate redemption price claimed by the three convertible note holders is in excess of $33.6 million.  On October 31, 2007 we successfully restructured both the convertible notes and convertible debentures with the existing holders.  The restructuring provided for the waiver of all preexisting defaults under the convertible notes and convertible debentures, withdrawal of the redemption notices delivered by the noteholders, and termination of the foreclosure proceedings previously initiated by the noteholders.  As part of the new agreements with the noteholders, the Company received an additional $5.0 million in funding from the noteholders, and the Company intends to apply substantially all of the net proceeds from this funding to a new operational plan for its 27,557-acre mineral block in east Texas.  Giving effect to the new financing, the new aggregate face amount of the convertible notes is $53,776,572.  In addition, the Company negotiated with the noteholders a new conversion price for the convertible notes of $0.65.  Details of the restructuring are provided below (see “Amendments to the Convertible Debentures and Senior Secured Convertible Notes”).

The benefits to the Company flowing from the restructuring include the following:

A.

The definitive agreements include a waiver of any and all breaches, defaults or events of default by the Company or its subsidiaries arising prior to the restructuring.

B.

The interest rate of the convertible notes and convertible debentures remains at 9.15% and 10%, respectively.  Interest accrued and accruing on the convertible notes until March 31, 2008 has been added to the principal sum of the convertible notes or prepaid by the issuance of an additional 11,441,984 Series A warrants.  Interest accrued on the convertible debentures to October 31, 2007 has been added to the principal sum of the convertible debentures.  Subsequent quarterly interest at Company’s option may be paid by issuance of stock, if certain “Equity Conditions” are satisfied.

C.

$5,000,000 in new funding for the Company through the issuance of a new convertible note.

Our strategy for oil and gas exploration, development, drilling and production continues to be as follows: (a) develop low risk, high probability shallow wells on our properties; (b) lease out remaining undeveloped properties – exploration and development which would otherwise require extensive capital – for royalty interests; and (c) concentrate our exploration and development efforts on our East Texas properties located in Anderson County, Freestone County and Jones County (“the P.D.C. Ball property”), as well as our interests in adjacent properties in Freestone County.  These interests include (i) a 50% working interest in two gas wells (“Shiloh Well 1” and “Shiloh Well 3”) located on 640 acres in Freestone County and a net revenue interest of 38.75% and 38.5% in Shiloh Well 1 and Shiloh Well 3, respectively, (ii) a 100% working interest and 76.25% net revenue interest in a gas well (“Brackens Well 1”) located on approximately 193 acres in Freestone County adjacent to the P.D.C. Ball property, and (iii) a 50% working interest and 54.20% net revenue interest in a gas well (“Redlake Well 1-R”) located on approximately 9,200 acres in Freestone County.  Natural gas production during the first nine months of 2007 primarily occurred from these wells, where we are the operator. We expect that the results of our drilling will provide more information concerning the geological structure of our properties and enable us to identify more drilling targets.  However, in order for us to fully explore and develop our properties, additional capital is required.  See additional information concerning our capital resources in the “Liquidity and Capital Resources” section below.  Until we can secure such additional capital, the Company may consider offsetting overhead through farm out arrangements on approximately 18,000 acres of the P.D.C Ball property which we have not yet targeted for drilling by the Company.

As further discussed in note 10, “Segment Information”, in the Notes to the Interim Consolidated Financial Statements, we operate two business segments, drilling operations and oil and gas production.  The operations of both segments have focused primarily on counties in East Texas.  See note 10 for explanations of the detail of each segment’s operations.

Management reviews and evaluates the segment operations separately. The accounting policies of the reportable segments are the same as those described in the Company’s Annual Report on Form 10-KSB under “Significant Accounting Policies” in the Notes to the Interim Consolidated Financial Statements. Management’s evaluation of the segments is based upon income (loss) from operations.

During the first nine months of 2007, two primary customers accounted for 83% of our drilling revenues. While Barnico is actively seeking new customers, in order to reduce expenses, we laid off most of the drilling staff during third quarter. If we secure new third party drilling contracts in the fourth quarter, we intend to re-hire drilling staff on a part-time basis as needed.

Results of Operations of the Company

The following table presents data from our Interim Consolidated Statements of Operations and the amount of the change between the comparative quarters.

	Three months ended September 30,			Nine months ended September 30,
Dollars in thousands	2007	2006	$ change	2007	2006	$ change
REVENUE
Drilling operations	$ 179	$ 1,034	$ (855)	$ 1,049	$ 1,034	$ 15
Oil and gas production	355	64	291	932	106	826
Loss on sale of oil and gas properties	-	-	-	(21)	-	(21)
TOTAL REVENUES	534	1,098	(564)	1,960	1,140	820

OPERATING EXPENSES
Production costs	111	53	58	391	122	269
Drilling costs	111	538	(427)	630	538	92
Salaries and taxes	147	415	(268)	350	415	(65)
Depreciation and depletion	408	87	321	936	88	848
Property evaluation costs	21	-	21	232	55	177
Impairment of oil and gas properties	1,548	-	1,548	1,559	-	1,559
TOTAL OPERATING EXPENSES	2,346	1,093	1,253	4,098	1,218	2,880

GROSS PROFIT (LOSS)	(1,812)	5	(1,817)	(2,138)	(78)	(2,060)

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative	4,182	4,226	(44)	13,077	11,768	1,309
Finance costs	890	1,033	(143)	4,460	1,950	2,510
TOTAL GENERAL AND ADMINISTRATIVE	5,072	5,259	(187)	17,537	13,718	3,819

LOSS FROM OPERATIONS	(6,884)	(5,254)	(1,630)	(19,675)	(13,796)	(5,879)

OTHER (INCOME) EXPENSES
Interest Income	(11)	(42)	30	(106)	(49)	(57)

(Gain) loss on derivative contracts	(4,914)	79,900	(84,814)	(84,930)	83,904	(168,834)
Equity in loss of investment	-	52	(52)	-	171	(171)
TOTAL OTHER (INCOME) EXPENSE	(4,926)	79,910	(84,836)	(85,036)	84,026	(169,062)

INCOME (LOSS) BEFORE INCOME TAX BENEFIT	(1,958)	(85,164)	83,206	65,361	(97,822)	163,183
Income tax benefit (expense)	-	-	-	-	-	-

NET INCOME (LOSS)	$ (1,958)	$ (85,164)	$ 83,206	$ 65,361	$ (97,822)	$ 163,183

Three months ended September 30, 2007 compared to the three months ended September 30, 2006

Net Income/Loss. Net income for the third quarter of 2007 increased $83.0 million compared to the corresponding prior year’s quarter, primarily attributable to $84.8 million of non-cash fluctuations in derivative contract liabilities resulting from changes in fair value, which was partially offset by finance costs of $0.9 million related to our convertible notes.  Accounting guidance in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”, requires us to report the derivative contract liability at fair value and record the fluctuation to the fair value of the derivative contract liability to current operations.  See also notes 5 and 6, “Convertible Debentures Payable” and “Senior Secured Convertible Notes Payable” in the Notes to the Interim Consolidated Financial Statements for additional information. The large fluctuations in the derivative contract liabilities and the related impact on the Interim Consolidated Statements of Operations arise from the application of the prescribed accounting treatment for derivatives and are not directly related to operational matters.  See discussion of “Derivative Instruments” in the Critical Accounting Policies section of this Item 2.  In addition, oil and natural gas production, primarily from our interests in the P.D.C. Ball property and properties adjacent to the P.D.C Ball property, provided revenue of $355,000 compared to $64,000 for the corresponding prior year’s quarter.  Gross profit margin percentages for the third quarter of 2007 and 2006 were -339% and 0.5%, respectively. The large negative gross profit margin for 2007 was primarily caused by the impairment of the Polk county well of $1.5 million.

Revenues.  Revenues from the oil and gas production segment increased in the third quarter to approximately $355,000 compared to $64,000 in the corresponding prior year quarter. The increase was due to natural gas production from wells in Freestone County. Producing wells during the quarter included Brackens Well 1, Redlake Well 1R, Shiloh Well 1 and Shiloh Well 3. The Brackens Well 1 began production in the middle of the first quarter of 2007.  The Shiloh Wells were purchased in January 2007 and placed online at that time; however, they were temporarily closed for work over and placed back online during the second quarter of 2007. Redlake Well 1R was placed online on March 26, 2007.

Revenues from the drilling operations segment in the third quarter were $179,000 compared to $1.0 million in the corresponding prior year’s quarter, due to the curtailment of drilling operations late in the first quarter of 2007, when a significant customer of Barnico suspended its drilling operations in East Texas. In addition, the Company lacked adequate funding to drill on its own properties during the third quarter. See “Liquidity and Capital Resources” for additional information regarding liquidity. Drilling operations for the Company commenced with the July, 2006 purchase of Barnico. In the 2006 third quarter drilling operations for third parties was in full operation.

Operating Expenses. Our operating expenses increased $1.3 million to $2.3 million from $1.1 in the third quarter of 2007 due the impairment of the Polk County well of $1.5 million. Management concluded after the settlement of litigation with the operator of the Polk County well that a write down of well costs to zero was justified.  The related operating expenses included a $321,000 increase in depreciation expense and a $52,000 increase in production costs, which include lease operating expenses and work over of the Brackens Well.

General and Administrative Expenses. General and administrative expenses for the third quarter of 2007 were $4.2 million compared to $4.2 million in the third quarter of 2006. The following comparative table provides detail of the most significant general and administrative costs:

Specific General and Administrative Costs	Three Months Ended September 30,
	2007	2006
Management and directors fees	$ 221,189	$ 554,000
Consulting fees – accounting services	30,191	29,826
Consulting fees – audit and audit-related	136,358	214,717
Consulting fees – legal	808,560	289,000
Stock-based compensation	2,264,755	3,005,177
Investor relations	81,695	60,803

The decrease in management fees is primarily due to the fact that a bonus of $350,000 paid to Panterra Capital Inc., a private corporation controlled by John Punzo, in 2006 was not repeated in this quarter of 2007. Consulting fees increased significantly due primarily to legal services related to debt refinancing and restructuring and for the preparation and review of SEC filings, including assistance with amendments and restatements of prior filings. Wages and insurance increased primarily because in 2007 the expense is for three months whereas in 2006 it was only for two months.

Finance Costs.  Finance costs totalled $0.9 million and $1 million for the third quarter of 2007 and 2006, respectively.  The 2007 costs related to interest and penalties accrued under our convertible debentures and convertible notes.

Other Income and Expense.  Other income and expense consists primarily of the gain or loss on the fluctuation in derivative contract liabilities. Other income for the third quarter of 2007 increased $84.8 million to $4.9 million as compared to an expense of $79.9 million in the corresponding prior year’s quarter. After the July 25, 2006 issuance of our convertible notes, our derivative liability increased significantly as a result of the application of authoritative accounting guidance. SFAS No. 133 and EITF 00-19, 00-27 and 05-2 require the Company to report the liability at fair value and recognize the fluctuation in the fair value in current operations.

Income Tax Benefit/Expense. Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carry forwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, that it is more likely than not such benefits will be realized.  Our deferred tax assets were fully reserved at September 30, 2007 and December 31, 2006.

Due to net taxable losses, we currently have no net income tax expense.  We have a net operating loss carry forward of approximately $4.1 million which will expire in 2026, and a $1.1 million net operating loss carry forward which will expire in 2025. We have a deferred tax benefit of $45.0 million, mainly due to timing differences in deductions for derivative losses, stock based compensation and registration rights penalties, offsetting the deferred tax liability recorded upon the acquisitions of Barnico and the P.D.C. Ball property related to the book/tax differences in the bases of their assets.

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

Net Income/Loss. Net income for the first nine months of 2007 increased $163 million compared to the corresponding prior year period and was primarily attributable to the following: (i) $168.8 million of non-cash fluctuations in our derivative contract liabilities as a result of changes in fair value; and (ii) a $0.8 million increase in revenue.  Partially offsetting the increase were the following: (i) an $4.5 million increase in finance costs related primarily to interest on our convertible notes and (ii) a $2.9 million increase in operating expenses.  Accounting guidance requires reporting a derivative contract liability at fair value with the fluctuation recognized in current operations. The large fluctuations in the derivative contract liabilities and the related impact on the Interim Consolidated Statements of Operations arise from the application of prescribed accounting treatment for derivatives and are not directly related to operational matters.

Revenues. Drilling operations revenue and oil and gas production revenue contributed approximately    $1 million and $0.9 million, respectively, of the total nine month revenue, compared to only $1 million and $0.1 million of oil and gas revenue in the first nine months of 2006. Drilling revenues in the prior year’s period comprised only two months because the purchase of Barnico was completed in July 2006. Almost all of the year to date drilling revenue was produced in the first quarter of 2007.  Near the end of the first quarter, Barnico lost its most significant customer, which accounted for most of its drilling revenue.  Oil and gas revenue for 2006 of approximately $106,000 was primarily from the Archer County, Texas leases which were acquired in 2005 and sold in December 2006, and royalties from the P.D.C. Ball minerals interest.

Operating Expenses.  Our operating expenses increased to $4.1 million from $1.2 million in the first nine months of 2007 due primarily to impairment of the Polk County well.

General and Administrative Expenses. General and administrative expenses for the first nine months of 2007 were $13.1 million compared to $11.8 million in the prior year. The following comparative table provides detail of the most significant specific general and administrative costs:

Specific General and Administrative Costs	Nine Months Ended September 30,
	2007	2006
Management and directors fees	$ 619,718	$ 721,000
Consulting fees – accounting services	373,115	69,400
Consulting fees – audit and audit-related	370,015	316,969
Consulting fees – legal	1,644,119	668,209
Stock-based compensation	8,277,077	8,790,637
Investor fees	112,518	752,149

The decrease in management fees is primarily due to the fact that a bonus of $350,000 paid to Panterra Capital Inc., a private corporation controlled by John Punzo, in 2006 was not repeated in 2007. Consulting fees increased significantly due primarily to legal services related to debt refinancing and restructuring and for the preparation and review of SEC filings, including assistance with amendments and restatements of prior filings. Wages and insurance increased primarily because following the Barnico acquisition, in 2007 the expense is for nine months whereas in 2006 it was only for the two months.

Finance Costs.  Finance costs totalled $4.5 million and $1.9 million for the first nine months of 2007 and 2006, respectively. The 2007 costs related to interest and penalties accrued under our convertible debentures and convertible notes.

Other Income and Expense.  Other income and expense consists primarily of the gain or loss on the fluctuation in derivative contract liabilities.  For the first nine months of 2007, we recognized an $84.9 million gain compared to an $83.9 million loss for the corresponding prior year’s period.  As noted above, authoritative accounting guidance requires the fluctuation in the fair value of derivative contract liabilities to be recognized in current operations. Some of the factors that contribute to fluctuation of derivative contract liabilities are volatility of historical company stock price, stock price at date of valuation and tax free interest rate at the date of valuation.

Income Tax Benefit/Expense. Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carry forwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, that it is more likely than not such benefits will be realized. Our deferred tax assets were fully reserved at September 30, 2007 and December 31, 2006.

Due to net taxable losses, we currently have no net income tax expense.  We have a net operating loss carry forward of approximately $4.1 million which will expire in 2026, and a $1.1 million net operating loss carry forward which will expire in 2025. We have a deferred tax benefit of $45.0 million, mainly due to timing differences in deductions for derivative losses, stock based compensation and certain penalties, offsetting the deferred tax liability recorded upon the acquisitions of Barnico and the P.D.C. Ball property related to the book/tax differences in the bases of their assets.

Liquidity and Capital Resources

Summary of Cash Flows (in thousands)	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006	Change
Cash used in operating activities	$ (4,639)	$ (2,696)	$ (1,943)
Cash provided (used) in investing activities	113	(24,170)	24,283
Cash provided by financing activities	80	33,298	(33,218)

	September 30, 2007	December 31, 2006	Change
Capital Expenditures	$ 1,696	$ 24,145	$ 22,449
Working Capital	(28,074)	(107,494)	71,171

We have incurred significant losses from operations and were in default on our convertible notes and convertible debentures as of September 30, 2007.  As of that date, these factors raised substantial doubt about our ability to continue as a going concern.

As noted in “Overview and Plan of Operations”, we successfully restructured our convertible notes and convertible debentures, which provided additional capital of $5,000,000 and pre-payment of interest on the convertible notes until March 31, 2008 by the issuance of additional Series A warrants.  With the reduction in operating and overhead expenses, we believe there will be adequate funds to continue current operations at least until end of first quarter of 2008. In order to continue operation beyond the first quarter of 2008, additional capital will be required.  As such, management is continuing to explore financing opportunities and joint venture partners to participate in the exploration and development of the remaining approximately 18,000 acres of the P.D.C. Ball mineral property.

We have classified our convertible notes and convertible debentures and the related discounts as current liabilities in our Interim Consolidated Balance Sheets.  See note 5, “Convertible Debentures Payable,” and note 6, “Senior Secured Convertible Notes,” in the Notes to the Interim Consolidated Financial Statements.

Our short-term liquidity requirements for the next twelve months include interest payments, cash requirements for our oil and gas production expenses, and limited capital expenditures. Our long-term liquidity requirements are substantially similar to our short-term liquidity requirements.

Operating Activities

As of September 30, 2007, we had a working capital deficiency of $28 million. This represents an improvement in the working capital deficiency of $71 million since December 31, 2006 year end and relates primarily to an $84.9 million decrease in the fair value of the derivative contract liability at September 30, 2007. Generally, if the fair value of our common stock increases over the preceding measurement date, we will recognize a loss on derivative contracts, and if the fair value of our common stock decreases over the preceding measurement date, we will record a gain on derivative contracts.

Our primary uses of operating cash during the quarter were our general and administrative costs such as professional fees and management fees. In order to sustain our operations, we will continue to reduce operating and overhead expenses and believe our normal cash needs, excluding professional and legal fees incurred in connection with the restructuring of our convertible notes and convertible debentures, will be approximately $0.25 million to $0.30 million monthly in the fourth quarter.

During the first nine months of 2007, we used $4.6 million of cash from operations compared to $2.7 million of cash used during the first nine months of 2006. Cash used during the first nine months of 2007 was higher than our anticipated on-going cash requirements due primarily to legal and other professional services related to potential debt refinancing and restructuring of our convertible notes and convertible debentures, and for the preparation and review of SEC filings, including assistance with amendments and restatements of prior filings.

Investing Activities

During the first nine months of 2007 and 2006, we provided $0.1 million and used $24.2 million, respectively, of cash from our investing activities. The funds in 2007 were mainly provided by restricted cash and used for the purchase of oil and gas properties and equipment.  Funds used in 2006 were for purchases of oil and gas properties, including an oil and gas mineral rights interest in Freestone County, Texas, and to purchase equipment.

If the Company is not successful in raising additional capital, as discussed above, or is unable to find a suitable joint-venture partner, we will not be able to meet our drilling and development goals over the next 12 months.

Financing Activities

During the first nine months of 2007 and 2006, we provided $80,000 and $33.3 million, respectively, for our financing activities. Funds provided in 2007 represented common stock issued for cash, including proceeds from the exercise of stock options.  Funds provided in the first nine months of 2006 primarily represented $1.9 million for common stock issued for cash, including the exercise of stock options, and net proceeds of $1.5 million from the issuance of convertible debentures (see note 5, “Convertible Debentures Payable,” in the Notes to the Interim Consolidated Financial Statements) and issuance for cash of $29.9 million of senior secured convertible notes payable (see note 6, “Senior Secured Convertible Notes Payable,” in the Notes to the Interim Consolidated Financial Statements).

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

Derivative Instruments

In accordance with the interpretive guidance in EITF Issue No. 00-19, we valued the conversion feature of the separate issuances of convertible notes and convertible debentures and related warrants in January and July 2006 as derivative liabilities.  We must make certain periodic assumptions and estimates to value the derivative liability.  The change in value is reflected in our Interim Consolidated Statements of Operations as non-cash income or expense, and the changes in the carrying value of derivatives may have a material impact on our financial statements.  As the market price of our common stock increases, our other expense increases, and as the market price of our common stock decreases, our other income increases. This has caused wide swings in our net income (loss) and could continue to result in swings in the future.  For the nine months ended September 30, 2007, we recorded non-cash gain of $84.4 million upon revaluation of the convertible notes and convertible debentures and related warrants that are subject to this accounting treatment.  The derivative liability associated with these instruments is reflected on our balance sheet as a short-term liability. This liability will remain until the convertible notes and convertible debentures are converted or repaid, and until the warrants are exercised, expire, or other events occur to cause the termination of the derivative accounting, the timing of which may be outside our control.

Our convertible notes and convertible debentures contain embedded conversion features, pursuant to which all or part of the debt owed to the holders may be converted into shares of our common stock at an initial price, as of September 30 2007, of $1.40 and $0.65 per share, respectively, subject to certain adjustments, and the warrants we issued in connection with the convertible notes and convertible debentures provide the holders with the right to purchase our common stock at an initial price, as of September 30, 2007, of $1.106 per share and an initial price, as of September 30, 2007, ranging from $0.60 to $1.00 per share, respectively, subject to certain adjustments.  Refer to “Amendments to the Convertible Debentures and Senior Secured Convertible Notes” below for a discussion of the revised conversion and exercise prices and related amendments.  As a result of the terms of our agreements to register the resale of the shares of our common stock issuable upon conversion or exercise of these instruments, we are required under applicable accounting rules to treat the conversion feature of the convertible notes and convertible debentures and the related warrants as liabilities, rather than as equity instruments.  This classification as liabilities also requires that we account for them at fair value and include changes in fair value as a component of other income (expense) for so long as the warrants and the conversion feature of the convertible notes and convertible debentures remain classified as liabilities. Changes in fair value are based upon the market price of our common stock and are calculated using the Black-Scholes method of valuation.  As a result, as the market price of our common stock increases, our other expense increases, and as the market price of our common stock decreases, our other income increases. This accounting treatment could result in wide swings in our other income (expense) and net income in the future.

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

Asset Retirement Obligations

We estimate the future costs of the retirement obligations of our producing oil and natural gas properties. Those abandonment costs, in some cases, will not be incurred until several years in the future.  Such cost estimates could be subject to significant revisions in subsequent years due to changes in regulatory requirements and technological advances that are difficult to predict.  As of September 30, 2007, we estimate the net present value of these asset retirement costs to total approximately $229,000.

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

Barnico records an unbilled receivable for the percentage of the turnkey contract completed.  It records an account receivable for drilling contracts completed, but for which money has not been collected.  An allowance for doubtful accounts is provided for accounts management considers potentially uncollectible based on analysis and aging of accounts.  As of September 30, 2007, the Company had no uncollectible accounts for Barnico.  If it receives a prepayment from a customer upon entering into a contract, it defers recognition of revenue on that amount until the contracted service is provided.  In future periods, any differences between an estimate regarding the collectibility of accounts and actual collections could have a material affect on our operating results.

The costs relating to contracts are recognized as incurred.

Income Taxes

Income taxes are computed using the asset and liability method of accounting in accordance with SFAS No. 109, “Accounting for Income Taxes.”  A deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carry forwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, that it is more likely than not such benefits will be realized.  The Company’s deferred tax assets were fully reserved at September 30, 2007 and December 31, 2006.

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”.  FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109.  Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.  Upon the adoption of FIN 48, the Company had no unrecognized tax benefits.  During the third quarter of 2007, the Company recognized no adjustments for uncertain tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued at September 30, 2007.

The tax years 2004 through 2006 remain open to examination by the federal and state taxing jurisdictions in which the Company operates.  Management expects no material changes to unrecognized tax positions within the next twelve months.

Off-Balance Sheet Arrangements

As of September 30, 2007, we had no undisclosed off-balance sheet arrangements reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Amendments to the Convertible Debentures and Senior Secured Convertible Notes

On October 31, 2007, we entered into several agreements with investors (the “Investors” or “holders”) in a transaction providing for, among other things, the issuance of $48,776,572 in Amended and Restated Senior Secured Convertible Notes and the issuance of $5,000,000 in a New Senior Secured Convertible Note. The agreements include, without limitation, the Amendment Agreements, the Amended and Restated Senior Secured Convertible Notes, a New Senior Secured Convertible Note, the Amended and Restated Series A Warrants, the Amended and Restated Series B Warrants, a New Series B Warrant, a New Series A Warrant, the Other New Series A Warrants, an Amended and Restated Registration Rights Agreement, an Amended and Restated Security Agreement, an Amended and Restated Pledge Agreement, an Amended and Restated Barnico Guaranty and four Amended and Restated Deeds of Trust, each dated October 31, 2007.

The Company entered into these agreements due to certain disputes between the Company and the Investors relating to, among other things, the failure or inability of the Company to register the Common Stock underlying the senior secured convertible notes (the “Original Notes”) and related warrants (the “Original Warrants”) issued pursuant to the Securities Purchase Agreement between the Company and the Investors dated as of July 24, 2006 (the “Original Securities Purchase Agreement”) (as originally disclosed on the Company’s Current Report on Form 8-K filed July 27, 2006). In connection with these disputes, some of the Investors had delivered event of default redemption notices to the Company, and the collateral agent, as mortgagee, posted foreclosure notices (as disclosed on the Company’s Current Report on Form 8-K filed August 16, 2007). The collateral agent and the lead noteholder subsequently entered into certain temporary forbearance agreements, thereafter joined in by other Investors, pursuant to which the collateral agent and those Investors agreed to forbear temporarily from foreclosing under the Deeds of Trust and exercising their remedies under one or more of the other collateral documents (as originally disclosed on the Company’s Current Report on Form 8-K filed September 4, 2007).

The agreements among the Company and the Investors discussed herein waive all existing defaults (other than defaults occurring upon or continuing after the date of such agreements) and moot all existing event of default redemption notices, as well as provide for an additional $5,000,000 New Senior Secured Convertible Note to be issued to one of the Investors in exchange for new funds provided to the Company.

On October 31, 2007, the Company also entered into several agreements with YA Global Investments, L.P. (formerly known as Cornell Capital Partners, L.P.) (“Cornell”) in a transaction providing for, among other things, the issuance of $1,418,573 in Amended and Restated Secured Convertible Debentures. The agreements with Cornell include, without limitation, an Amendment and Exchange Agreement, two Amended and Restated Secured Convertible Debentures (the “Debentures”) and three Amended and Restated Warrants to purchase Common Stock (the “Cornell Warrants”), each dated October 31, 2007. The Company and Cornell entered into these agreements to (i) waive all existing defaults, including, without limitation, defaults relating to the failure or inability of the Company to register the Common Stock underlying the existing secured convertible debentures and warrants issued pursuant to a Securities Purchase Agreement dated January 12, 2006 (the “Cornell Securities Purchase Agreement”) and (ii) amend and restate Cornell’s existing secured convertible debentures and warrants for the Debentures and Cornell Warrants.

The following general summary of the effect of the agreements identified above is not complete, and is qualified in its entirety by reference to the full text of those agreements and other related agreements, each of which has been filed with this report as an exhibit to the Company’s Form 8K filed on November 6, 2007. Readers should review those agreements for a complete understanding of the terms and conditions associated with these transactions.

Amendment Agreements

Separate Amendment Agreements were entered into with each of the six Investors. The Amendment Agreements provide for, among other things:

•

The amendment of the Original Securities Purchase Agreement to provide for, among other things:

•

the amendment and restatement of the Original Notes issued under the Original Securities Purchase Agreement;

•

the amendment and restatement of the Original Warrants, issued under the Original Securities Purchase Agreement;

•

the Company’s issuance to the Investors of Other New Series A Warrants;

•

the Company’s issuance to one of the Investors of a New Senior Secured Convertible Note and a New Series A Warrant and a New Series B Warrant;

•

the amendment of certain defined terms and provisions to conform to the transactions contemplated by the Amendment Agreements and to update the representations and warranties made in the Original Securities Purchase Agreement, with appropriate amendments and qualifications;

•

the termination of the Escrow Agreement dated September 8, 2006 between the Company and the collateral agent;

•

the acknowledgement and agreement of the Investors to the dissolution of Wentworth Oil and Gas, Inc. (“Wentworth Oil”), a wholly-owned subsidiary of the Company, and to the release of Wentworth Oil from any past and future obligations and liabilities pursuant to the transaction documents to which it was a party; and

•

the execution of an Amended and Restated Registration Rights Agreement, an Amended and Restated Pledge Agreement, an Amended and Restated Security Agreement, an Amended and Restated Barnico Guaranty, and four Amended and Restated Deeds of Trust;

•

the waiver of (i) any and all breaches, defaults, events of default and equity conditions failures by the Company, Wentworth Oil or Barnico arising under the Original Securities Purchase Agreement or any other existing transaction document prior to the date thereof (other than breaches, defaults, events of default and equity conditions failures occurring or continuing after the date of such agreements); and (ii) any fees, charges and penalties arising under the Original Securities Purchase Agreement or any other existing transaction document prior to the date thereof in connection with any such breaches, defaults, events of default or equity condition failures; and

•

the withdrawal of any and all existing event of default redemption notices given to the Company in connection with the Original Notes.

Senior Secured Convertible Notes

The Amended and Restated Senior Secured Convertible Notes have an aggregate principal amount of $48,776,572 and the New Senior Secured Convertible Note has an aggregate principal amount of $5,000,000. The Amended and Restated Senior Secured Convertible Notes and the New Senior Secured Convertible Note are hereinafter referred to collectively as the Notes. The Notes are convertible into shares of the Company’s common stock at an initial conversion price of $0.65 per share, subject to anti-dilution adjustments. The principal amount of the Amended and Restated Senior Secured Convertible Notes includes the aggregate principal amount of $32,350,000 of the Original Notes, as well as interest and penalties that accrued under the Original Notes. The Notes have a maturity date of October 31, 2010, subject to the right of the holders to extend the date (i) if an event of default has occurred and is continuing on the maturity date, (ii) in the event of a change in control of the Company, through the date that is ten (10) business days after the change in control if the change in control is announced prior to the maturity date or (iii) if the holder in its discretion chooses to extend the maturity date to a date that is not later than October 31, 2012. The Company’s obligations under the Notes are secured by a security interest in substantially all of the assets of the Company and Barnico.

Repayment of Principal

The principal amount, accrued and unpaid interest and any unpaid late charges of the Notes is to be repaid on October 31, 2010, unless extended by the holder.

Conversion

The Notes are convertible at the option of the holders into shares of the Company’s common stock at an initial conversion price of $0.65 per share, subject to anti-dilution adjustments. The anti-dilution adjustments include a “full ratchet” adjustment which reduces the conversion price to the lowest price paid for any newly issued or sold shares of common stock, except for the issuance of certain excluded securities. The grant of options, warrants or convertible securities is considered the issuance of common stock and the conversion or exercise price for convertible securities, options or warrants is considered the price paid for issued shares. In the event the Company issues shares at a price lower than the initial conversion price, the holders of the Notes will be able to convert their Notes at a lower price and existing stockholders would suffer dilution.

Payment of Interest

The Notes bear an interest rate of 9.15% per annum, subject to increase upon an event of default to 15% per annum if a default is not cured. Interest on the Notes commences on April 1, 2008 and is payable quarterly and may, at the Company’s option if the “Equity Conditions” described below are satisfied, be paid by the issuance of the Company’s common stock. Any shares of common stock used to pay interest will be valued at the lower of (1) the then applicable conversion price of the Notes and (2) 82.5% of the arithmetic average of the weighted average price of the common stock for the five trading days preceding the interest payment date.

The Equity Conditions which must be satisfied include (1) on each day during the period commencing six months prior to the date of determination (but not prior to October 31, 2007) and ending on and including the applicable date of determination (the “Equity Conditions Measuring Period”), (x) any registration statement required to be filed during the Equity Conditions Measuring Period by the Amended and Restated Registration Rights Agreement has been filed and any Registration Statement required to be effective during the Equity Conditions Measuring Period has been effective and available for the resale of the securities covered thereby and there have been no grace periods or (y) all such securities are eligible for sale without restriction or the need for registration, (2) the Company’s common stock has been designated for quotation on the OTC Bulletin Board or any other eligible market on each day during the Equity Conditions Measuring Period and shall not have been suspended (other than suspensions of not more than five days provided no suspensions have occurred for 30 days immediately prior to the applicable date of determination) or be subject to a threat of delisting or suspension, (3) during the Equity Conditions Measuring Period the Company has timely delivered all shares of the Company’s stock upon conversion of the Notes and upon exercise of the Warrants, (4) the shares of the Company’s common stock to be issued may be issued without causing a holder’s beneficial ownership of the common stock to exceed 4.99% of the Company’s outstanding common stock and without violating the rules of the OTC Bulletin Board or any other eligible market, (5) the Company shall have not failed to timely make any payment required to be made under the Notes, Warrants, or related agreements within five business days after the date such payment is due, (6) during the Equity Conditions Measuring Period, there shall not have occurred an event of default, an event that with the passage of time or giving of notice would constitute an event of default, or a public announcement of a fundamental transaction involving the Company, (7) the Company shall have no knowledge of any fact that would cause the registration statement required pursuant to the Amended and Restated Registration Rights Agreement not to be effective and available for the sale of the securities covered thereby or any shares of common stock issuable upon conversion of the Notes or exercise of the Warrants not to be eligible for resale pursuant to Commission Rule 144(k), and (8) the Company shall have been in material compliance with and shall not have materially breached any provision or representation or warranty in the Notes, Warrants, and related agreements.

Buy-in

If the Company fails to issue a certificate to a holder or credit a holder’s balance account with DTC, as applicable, for the number of shares of Common Stock to which the holder is entitled upon conversion, and if after the third trading day the holder purchases (in an open market transaction or otherwise) Common Stock to deliver in satisfaction of a sale by the holder of Common Stock it anticipated receiving from the Company upon such conversion, then the Company must, within three business days after the holder’s written request and in the holder’s discretion, either (A) pay cash to the holder in an amount equal to the holder’s total purchase price (including brokerage commissions and other out of pocket expenses, if any) for the shares of Common Stock purchased (the “Buy-in Price”), at which point the Company’s obligation to issue and deliver such certificate or to credit the holder’s balance account with DTC for the number of shares of Common Stock to which the holder is entitled upon conversion will terminate, or (B) promptly honor its obligation to deliver to the holder a certificate or certificates representing such Common Stock and pay cash to the holder in an amount equal to the excess (if any) of the Buy-In Price over the product of (1) such number of shares of Common Stock, times (2) the closing bid price on the conversion date.

Redemption

The holders may require that the Company redeem a principal amount equal up to one-third of the original principal amount of the Notes plus accrued and unpaid interest and late charges, if any, by providing the Company with written notice (the “Holder Optional Redemption Notice”) within 15 days after October 31, 2008 or October 31, 2009.

The Company may require the holders to return a principal amount equal up to one-third of the original principal amount of the Notes if the Equity Conditions described above are satisfied, by providing the holders with written notice within 15 days after October 31, 2008 or October 31, 2009. Upon receipt of a redemption notice by the holders, the Company may require the holders to return the full principal amount of the Notes if no event of default has occurred and is continuing, by providing the holders with written notice within 15 days after the date on which the holders deliver the Holder Optional Redemption Notice.

Participation Rights

The holders of the Notes are entitled to receive any dividends paid or distributions made to the holders of the Company’s common stock on an as-if-converted basis.

Covenants

The Notes contain a variety of covenants by the Company which are typical for transactions of this type as well as the following covenants:

•

the obligation to reserve out of the Company’s authorized and unissued common stock a number of shares equal to 130% of the number of shares of common stock issuable upon conversion of the Notes;

•

the obligation not to and not to permit the Company’s subsidiaries to, incur other indebtedness, except for certain permitted indebtedness;

•

the obligation not to, and not to permit the Company’s subsidiaries to, incur or permit to exist liens, except for certain permitted liens;

•

the obligation not to, and not to permit any of the Company’s subsidiaries to, redeem, repay or make any payments in respect of, any permitted indebtedness if at the time of such payment an event constituting, or that with the passage of time and without being cured would constitute, an event of default;

•

the obligation not to redeem, repurchase or declare or pay any cash dividend or distribution on its capital stock without the prior written consent of the required holders, provided that the Company shall be entitled to make a distribution of 200,000 shares in Redrock Energy, Inc. (“Redrock”) without required holder consent;

•

the obligation not to and not to permit the Company’s subsidiaries to, make or agree to make any capital expenditures not in the ordinary course of its business (including any capital expenditure in connection with (i) the drilling of any well-site, (ii) the purchase or lease of any real property or (iii) the purchase or lease of any asset with a fair market value in excess of $50,000) without the prior written consent of the required holders; and

•

the obligation to use proceeds from the sale of the Notes in the manner set forth in the schedules to the Securities Purchase Agreement.

Events of Default

The Notes contain a variety of events of default which are typical for transactions of this type, as well as the following events of default:

•

the failure of a registration statement required by the Amended and Restated Registration Rights Agreement to be declared effective by the SEC within 70 days after the date required by the Registration Rights Agreement or the lapse or unavailability of such registration statement for more than 15 consecutive days or more than an aggregate of 30 days in any 365-day period (other than allowable grace periods under the Registration Rights Agreement);

•

the suspension from trading or failure of the stock to be listed for trading for more than five consecutive trading days or more than an aggregate of 10 trading days in any 365-day period;

•

the failure to issue shares upon conversion of the Notes for more than 10 business days after the relevant conversion date or notice to any holder of the Notes of the Company’s intent not to comply with a conversion request pursuant to the Notes;

•

the failure for 10 consecutive business days to have reserved for issuance the full number of shares issuable upon conversion of the Notes;

•

the failure to pay to any holder of the Notes any amount of principal, redemption price, interest, late charges or other amounts when due under the Notes except that the Company shall have a five day grace period to pay any interest, late charges or other amounts under the Notes;

•

any default under, redemption or acceleration prior to maturity of any of the Company’s or its subsidiaries’ indebtedness which exceeds $250,000;

•

a final judgment or judgments for the payment of money aggregating in excess of $250,000 are rendered against the Company which are not discharged or stayed pending appeal within sixty (60) days after their entry;

•

a final judgment or judgments for payment of money in excess of $250,000 are rendered against the Company or its subsidiaries which are not bonded, discharged or stayed pending appeal within 60 days of their entry; provided, however any judgment covered by insurance or an indemnity for which the Company will receive proceeds within 20 days is not included in calculating the $250,000;

•

the breach or failure to comply with certain affirmative or negative covenants in the Notes, other than a breach of or failure to comply with the covenant not to permit liens, in the case of liens for an amount less than $20,000 on property or assets of the Company where the lien is removed within 30 days; and

•

the SEC commences a formal investigation or enforcement action against the Company or any of its current officers or directors.

After the occurrence of an event of default, the holders of the Notes have the right to require the Company to redeem the Notes at a price of up to 200% of the principal amount of the Notes being redeemed, depending upon the nature of the event of default. The Company is only required to redeem the Company’s Notes for up to 200% of their principal amount if the event of default is the commencement of an SEC formal investigation or enforcement action against the Company or any of its current officers or directors, or enters a consent or other order against the Company or any of its current officers or directors. In the event the Company does not timely pay the redemption price, then the holder may cancel the redemption and the conversion price will reset to the lesser of (i) the conversion price in effect on the date the redemption is cancelled and (ii) the lowest closing bid price of the Company’s Common Stock during the period beginning on the date of the redemption notice and ending on the date the redemption is cancelled.

Fundamental Transactions

The Company may not enter into or be party to any “fundamental transaction” (as defined in the Notes) unless the successor entity assumes in writing all of the Company’s obligations under the Notes. A fundamental transaction occurs if the Company (i) consolidates or merges with or into another entity, (ii) sells, assigns, transfers, conveys or otherwise disposes of all or substantially all of the Company’s assets, (iii) allows another entity (other than the holders) to make a purchase, tender or exchange offer that is accepted by the holders of more than 50% of the outstanding shares of the Company’s common stock, (iv) consummates a stock purchase agreement or other business combination with another person whereby such other person acquires more than 50% of the outstanding shares of voting stock or (v) reorganizes, recapitalizes or reclassifies the Company’s common stock, or if any “person” or “group” (as those terms are used for purposes of Section 13(d) and 14(d) of the Exchange Act) is or shall become the “beneficial owner,” directly or indirectly, of 50% of the aggregate voting stock, provided that a full mandatory redemption by the Company as described above will not be deemed a fundamental transaction. In addition, in the event of a “change of control” (as defined in the Notes) the holders of the Notes have the right to require the redemption of the Notes for a price of 120% or more of the principal amount of the Notes being redeemed.

Warrants

The Amended and Restated Series A Warrants, the Amended and Restated Series B Warrants, the New Series A Warrants, the New Series B Warrants and the Other New Series A Warrants (collectively, the “Warrants”) entitle the holders thereof to purchase up to an aggregate of 86,471,078 shares of the Company’s Common Stock for a period of seven years. The Amended and Restated Series A Warrants, the New Series A Warrant and the Other New Series A Warrants cover 68,545,554 shares of Common Stock and have an initial exercise price of $0.00 1 per share. The Amended and Restated Series B Warrants and the New Series B Warrant cover 17,925,524 shares of Common Stock and have an initial exercise price of $0.65 per share.

The Amended and Restated Series A Warrants and the Amended and Restated Series B Warrants entitle the holders to purchase up to an aggregate of 65,035,429 shares of Common Stock, which amount includes the 62,389,287 shares of Common Stock the holders were entitled to purchase under the Original Warrants, plus any interest that had accrued under the Original Warrants. The Other New Series A Warrants entitle the holders to purchase up to an aggregate of 3,746,426 shares of Common Stock and were issued in exchange for terminating the escrow arrangements and the release to the Company of any proceeds required to be deposited therein under the Original Securities Purchase Agreement. The New Series A Warrant and the New Series B Warrant were issued to one of the Investors in connection with such Investor’s purchase of the New Senior Secured Convertible Note.

The exercise prices of the Warrants and the number of shares issuable upon exercise of the Warrants are subject to anti-dilution adjustments. The anti-dilution adjustments include a “full ratchet” adjustment which reduces the exercise price in the event that the Company issues any common stock, or the Company is obligated to issue common stock pursuant to options, warrants, or convertible securities in the future, except for the issuance of certain excluded securities. Upon such issuances, the exercise price is reduced to the price per share of stock issued or the lowest exercise price per share of stock underlying such options or convertible securities. The exercise price of the Warrants is also adjusted downward if the price payable upon the issue, conversion, exercise or exchange of any options or other convertible securities, or the rate at which any other convertible securities is convertible, is adjusted in a manner that would have a dilutive effect on the shares underlying the Warrants. In the event the exercise price of the Warrants is lowered, the number of shares issuable upon exercise of the Warrants will be increased to an amount equal to the number of shares issuable prior to the anti-dilution adjustment multiplied by the exercise price of the Warrants prior to adjustment and dividing the product thereof by the adjusted exercise price.

If the Company subdivides (by any stock split, stock dividend, recapitalization or otherwise) one or more classes of its outstanding shares of common stock into a greater number of shares, the exercise price in effect immediately prior to such subdivision will be proportionately reduced and the number of shares will be proportionately increased. Similarly, if the Company combines (by combination, reverse stock split or otherwise) one or more classes of its outstanding shares of common stock into a smaller number of shares, the exercise price in effect immediately prior to such combination will be proportionately increased and the number of shares underlying the Warrants will be proportionately decreased.

In addition, if any other event occurs of the type contemplated by the anti-dilution provisions described above (including, without limitation, the granting of stock appreciation rights, phantom stock rights or other rights with equity features), then the Company’s Board of Directors will make an appropriate adjustment in the exercise price and the number of shares issuable upon exercise so as to protect the rights of the Warrant holder.

Upon the occurrence of an event of default, the exercise price of the Warrants is reduced to the lower of (A) the exercise price then in effect and (B) the lesser of the (i) arithmetic average of the weighted average price of the Company’s common stock on each of the twenty (20) consecutive trading days ending on the trading day immediately prior to such given date, (ii) the arithmetic average of the weighted average price of the Company’s common stock on each of the first five consecutive trading days of that 20- day period, and (iii) the arithmetic average of the weighted average price of the Company’s common stock on each of the last five consecutive trading days of that 20-day period.

In addition, the Warrants contain a “cashless exercise” provision providing that, if a registration statement covering the shares underlying the Warrants is not available for the resale of such shares, the Warrant holder may exercise the Warrants in whole or in part and, in lieu of making the cash payment of the exercise price, elect instead to receive the number of shares that could have been purchased with what would have been the net proceeds if the Warrant holder had exercised the Warrants with a cash payment of the exercise price and then immediately sold such shares at the then-current closing price.

In addition to any adjustments described above, if at any time the Company grants, issues or sells any options, convertible securities or rights to purchase stock, warrants, securities or other property pro rata to the record holders of any class of shares of Common Stock (the “Purchase Rights”), then the holder will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which the holder could have acquired if the holder had held the number of shares of Common Stock acquirable upon complete exercise of the Warrant immediately before the date on which a record is taken for the grant, issuance or sale of such Purchase Rights, or, if no such record is taken, the date as of which the record holders of shares of Common Stock are to be determined for the grant, issue or sale of such Purchase Rights.

If the Company declares or makes any dividend or other distribution of its assets to holders of shares of its Common Stock as of a record date, then: (a) the exercise price in effect immediately prior thereto shall be reduced to a price determined by multiplying such exercise price by a fraction of which (i) the numerator shall be the closing bid price of the shares of the Company’s Common Stock on the trading day immediately preceding such record date minus the value of any such dividend or distribution applicable to one share of the Company’s Common Stock and (ii) the denominator shall be the closing bid price of the Company’s Common Stock on the trading day immediately preceding such record date; and (b) the number of warrants shall be increased to a number of shares equal to the number of shares of Common Stock obtainable immediately prior to the close of business on such record date multiplied by the reciprocal of the fraction set forth in the immediately preceding paragraph (a); provided that in the event that the dividend or distribution is of shares of Common Stock of a company whose common shares are traded on a national securities exchange or a national automated quotation system, then the holder may elect to receive a warrant to purchase such other shares of Common Stock in lieu of an increase in the number of warrant shares.

The Company is prohibited from entering into a fundamental transaction (as defined in the Warrants),

unless the successor entity assumes in writing all of the obligations of the Company under the Warrant and the other transaction documents pursuant to written agreements in form and substance satisfactory to the required holders. In addition, in the event of a fundamental transaction, if the holder has not exercised the Warrant in full prior to consummation of the fundamental transaction, the holder shall have the right to require the successor entity to purchase the Warrant from the holder by paying to the holder simultaneously with the consummation of the fundamental transaction and in lieu of any substitute warrant, cash in an amount equal to the value of the remaining unexercised portion of the Warrant on the date of such consummation, which value shall be determined by use of the Black and Scholes Option Pricing Model (as calculated pursuant to the Warrant).

Amended and Restated Security Agreement

The Amended and Restated Security Agreement grants to the collateral agent for the benefit of the holders of the Notes a continuing security interest in and to substantially all of the personal property of the Company and Barnico. The Security Agreement contains representations and warranties and covenants which are typical for transactions of this type.

Amended and Restated Pledge Agreement

The Amended and Restated Pledge Agreement grants to the collateral agent a continuing security interest in and lien on all of the Company’s right, title and interest in and to all capital stock or other equity interests owned by the Company, other than 200,000 shares of Redrock. The Amended and Restated Pledge Agreement contains representations and warranties and covenants which are typical for transactions of this type.

Amended and Restated Barnico Guaranty

Pursuant to the Guaranty, Barnico has guaranteed, among other things, all of the Company’s obligations under the Securities Purchase Agreement, the Amended and Restated Notes and the other transaction documents contemplated thereby. The Amended and Restated Barnico Guaranty contains representations and warranties and covenants which are typical for transactions of this type.

Amended and Restated Registration Rights Agreement

The Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”) covers the provides for the registration of all shares of Common Stock underlying the Notes, including any interest payable in shares of Common Stock under the Notes, and requires the Company to file an initial registration statement for the resale of a number of shares of Common Stock equal to 33.33% (or such greater or lesser percentage or amount as is permitted by the SEC) of the issued and outstanding Common Stock of the Company that is not beneficially owned by affiliates of the Company (the “Initial Registration Statement”). The Initial Registration Statement must be declared effective by the SEC by April 30, 2008 (or within 80 days of October 31, 2007 if there is no review of the registration statement by the SEC), and must remain effective and available for use until the earlier of the date the Investors can sell all of the securities covered by the registration statement without restriction pursuant to Rule 144(k) and the date all such securities have been sold pursuant to the registration statement. A holder may request that the Company file an additional registration statement to register additional securities beginning on a date that is the later of (i) 6 months following the effective date of the Initial Registration Statement and (ii) ten days after substantially all of the securities registered under the Initial Registration Statement are sold. Once all additional registrable securities have been registered on additional registration statements or all additional registrable securities not previously registered on an additional registration statement may be sold by the holders without restriction under Rule 144(k), the Company is no longer required to file any additional registration statements.

If the Company fails to meet the deadline for the effectiveness of the registration statement or, subject to certain “grace periods” periods of up to 10 consecutive days (but no more than 25 days in any 365-day period), if the registration is unavailable after it becomes effective, the Company is required to pay liquidated damages of 1.0 percent of the product of the number of securities included in the registration statement and the greater of (i) the weighted average price of the Company’s common stock during the

20 trading days preceding the payment date and (ii) the conversion price of the Notes. The liquidated damages payments are due on the date of such failure and on every 30 day thereafter until such failure is cured. Any liquidated damages arising from failure of the Initial Registration Statement to be declared effective will begin accruing 140 days from the date of the issuance of the Notes.

The Company was unable to comply with the Registration Rights Agreement dated July 25, 2006 (the “Original Registration Rights Agreement”), which required the Company to register all shares of Common Stock underlying the senior secured convertible notes (including any interest payable in shares of Common Stock) and related warrants issued in connection with the Original Securities Purchase Agreement in a single registration statement. The Registration Rights Agreement has been amended to decrease the number of shares of Common Stock that must be registered with the SEC by (i) requiring that only the aggregate number of shares of Common Stock underlying the Notes (including any interest payable in shares of Common Stock) be registered, and (ii) requiring the Company to register only 33% (or such greater or lesser percentage or amount as is permitted by the SEC) of the issued and outstanding Common Stock of the Company that is not beneficially owned by affiliates of the Company on any single registration statement.

The Registration Rights Agreement provides for customary indemnification for the Company and the Investors.

Cornell Amendment and Exchange Agreement

The Amendment and Exchange Agreement with Cornell provides, among other things, for:

•

the amendment and restatement of the Secured Convertible Debentures issued under the Cornell Securities Purchase Agreement;

•

the amendment and restatement of the Warrants issued under the Cornell Securities Purchase Agreement;

•

the termination of (i) the Security Agreement, dated January 12, 2006, by Wentworth Oil in favor of Cornell and (ii) the Investor Registration Rights Agreement, dated as of January 12, 2006, by and between the Company and Cornell, thereby eliminating the Company’s obligation to register the shares of Common Stock underlying the Debentures and Cornell Warrants;

•

the amendment of the Cornell Securities Purchase Agreement and the Security Agreement dated as of July 12, 2006 (“Cornell Security Agreement”), by and between Cornell and the Company to, among other things, amend certain defined terms and provisions therein to conform to the transactions discussed above and to bring down certain of the representations and warranties made in the Cornell Securities Purchase Agreement, with appropriate amendments and qualifications; and

•

Cornell to irrevocably waive: (i) any and all breaches, defaults or events of default by the Company arising under the Cornell Securities Purchase Agreement and certain other transaction documents prior to the date thereof, (ii) any fees, charges and penalties arising under the Cornell Securities Purchase Agreement and certain other transaction documents prior to the date thereof in connection with any such breaches, defaults or events of default, and (iii) any and all breaches, defaults or events of default by the Company arising under the Cornell Securities Purchase Agreement and certain of the transaction documents prior to or after the date thereof as a result of the debt, security and equity documents entered into in connection with the Investors’ Securities Purchase Agreement, the Amendment Agreements and the Notes.

Amended and Restated Secured Convertible Debenture

The Debentures have an aggregate principal amount of $1,418,573, a maturity date of January 11, 2009 and bear interest at a rate of 10% per annum commencing on October 31, 2007. The Company’s obligations under the Debentures are secured by a security interest in substantially all of the Company’s personal assets pursuant to the Cornell Security Agreement; however, that security interest is subordinated to the security interest created under the Amended and Restated Security Agreement in favor of the Investors as described above.

Conversion

The Debentures are convertible at the option of Cornell into shares of the Company’s common stock at an initial conversion price per share equal to the lower of $0.65 (the “Fixed Conversion Price”) or eighty-five (85%) of the lowest volume weighted average daily closing prices of the Company’s common stock during the fifteen (15) trading days immediately preceding the conversion date, subject to anti-dilution adjustment (the “Market Conversion Price”). The anti-dilution adjustments include a “full-ratchet” provision that is triggered if the Company issues or sells any shares of the Company’s common stock or common stock equivalents (such as options, warrants or convertible securities, but excluding certain specified securities) for a consideration per share less than the initial conversion price. If the anti-dilution provisions are triggered, the conversion price for the Debentures will be reduced to an amount equal to the consideration per share of the new issuance or sale.

Notwithstanding the foregoing, under the terms of the Debentures, Cornell may only convert up to 4.9% of the Company’s then-issued and outstanding shares on any conversion date. In addition, for the first six months following execution, Cornell may only convert at the Fixed Conversion Price. Finally, Cornell may not, in any of the six separate thirty day periods beginning on the six month anniversary of the execution date thereof and ending on the twelfth month anniversary thereof, convert the convertible debentures at the Market Conversion Price in an amount in excess of the greater of (y) $150,000 or (z) ten percent (10%) of the total dollar volume of the Common Stock traded on the OTC Bulletin Board or any subsequent market according to Bloomberg, LP for the thirty day period immediately prior to the applicable period, provided that these restrictions shall not apply upon the occurrence of an Event of Default as defined in and pursuant to the convertible debentures or if waived in writing by the Company.

In the event that on a conversion date (i) the number of authorized and unissued shares are insufficient to pay the principal and interest in common stock, (ii) the common stock is not listed or quoted for trading on the OTC Bulletin Board or on a subsequent market, (iii) the Company fails to timely satisfy a conversion or (iv) the issuance of common stock would result in a violation of the volume restrictions placed on conversion of the Debentures (as described above), then the Company must deliver within three trading days an amount in cash equal to the product of the outstanding principal amount to be converted plus any interest due thereon divided by the conversion price and multiplied by the highest closing price of the stock from the date of the conversion notice until the date the cash payment is made.

Buy-In

If the Company fails to deliver to Cornell the common stock within five trading days after Cornell has opted to convert the Debentures, and if after the fifth trading day Cornell purchases (in an open market transaction or otherwise) common stock to deliver in satisfaction of a sale by Cornell of common stock it anticipated receiving upon such conversion then the Company must (A) pay in cash to Cornell (in addition to any remedies available to or elected by Cornell) the amount by which (x) Cornell’s total purchase price (including brokerage commissions, if any) for the common stock so purchased exceeds (y) the product of (1) the aggregate number of shares of common stock that Cornell anticipated receiving from the conversion at issue multiplied by (2) the market price of the common stock at the time of the sale giving rise to such purchase obligation and (B) at the option of Cornell, either reissue a Debenture in the principal amount equal to the principal amount of the attempted conversion or deliver to Cornell the number of shares of common stock that would have been issued had the Company timely complied with the Company’s delivery requirements.

Redemption

The Company may redeem the Debentures, in whole or in part, by providing Cornell with five trading days advance written notice. The redemption amount will equal the principal amount, plus accrued interest, plus a redemption premium equal to the product of (a) the positive difference, if any, between the lowest weighted average price of the common stock during the five trading days preceding the date of the redemption notice and the conversion price and (b) the quotient obtained from dividing the outstanding principal amount plus accrued interest by the conversion price on the date of the redemption notice.

Participation Rights

Cornell is not entitled to receive any dividends paid or distributions made to the holders of the Company’s common stock; however, the conversion price of the Debentures would be adjusted in the event of a dividend distribution, stock split or the issuance of any rights, options or warrants to all of the holders of the Company’s common stock.

Covenants

The Debentures contain several affirmative and negative covenants by the Company which are typical for transactions of this type, as well as the obligation to reserve out of the Company’s authorized and unissued common stock a number shares equal to the number of shares of common stock issuable upon conversion of the Debentures. The affirmative and negative covenants generally do not apply until such time as the Notes are no longer outstanding.

Events of Default

The Debentures contain a variety of events of default which are typical for transactions of this type, as well as the following events:

•

suspension from trading or failure of the stock to be listed for trading on the OTC Bulletin Board or subsequent market for more than five consecutive trading days;

•

failure to make payment of the principal amount of, or interest on or other charges in respect to the Debentures when due and payable;

•

failure to deliver shares of the Company’s common stock prior to the fifth trading day after a conversion date;

•

failure to deliver the payment in cash pursuant to a Buy-In (as described above) within three days after notice is delivered;

•

breach of any representation, warranty, covenant or other term or condition of any transaction document, except, in the case of a breach of a covenant or other term or condition of any transaction document which is curable, only if such breach continues for a period of at least ten consecutive business days;

•

an event of default shall have occurred and be continuing under the Notes;

•

the Company is party to any Change of Control Transaction (as described below);

•

the Company or any of its subsidiaries commences a voluntary case, consents to the entry of an order for relief against it in an involuntary bankruptcy case, consents to the appointment of a receiver, trustee, assignee, liquidator or similar official, makes a general assignment for the benefit of its creditors or admits in writing that it is generally unable to pay its debts as they become due;

•

a court of competent jurisdiction enters an order or decree under any bankruptcy law that is for relief against the Company or any of its subsidiaries in an involuntary case, appoints a custodian of the Company or any of its subsidiaries for all or substantially all of its property or orders the liquidation of the Company or any of its subsidiaries and, in each case, such order or decree is not dismissed or stayed within thirty days of such entry; and

•

the Company or any of its subsidiaries shall default in any of its obligations under any other debenture or any mortgage, credit agreement or other facility, indenture agreement, factoring agreement or other instrument under which there may be issued, or by which there may be secured or evidenced any indebtedness for borrowed money or money due under any long term leasing or factoring arrangement of the Company or any of its subsidiaries in an amount exceeding $500,000 (other than the Notes), whether such indebtedness now exists or shall hereafter be created and such default shall result in such indebtedness becoming or being declared due and payable prior to the date on which it would otherwise become due and payable.

After the occurrence of an event of default, Cornell has the right to require the Company to redeem the full principal amount of the Debentures, together with interest and other amounts owing in respect thereof, immediately in payment of cash; provided however, that Cornell may request payment of such amounts in common stock.

Change of Control Transaction

The Company is not allowed to enter into any or be a party to any Change in Control Transaction. A change in control transaction means the occurrence of (a) an acquisition by an individual or legal entity or “group” (as described in Rule 13d-5(b)(1) promulgated under the Exchange Act) of effective control (whether through legal or beneficial ownership of the Company’s capital stock, by contract or otherwise) of in excess of fifty percent (50%) of the Company’s voting securities, (b) a replacement at one time or over time of more than one-half of the members of the Company’s board of directors which is not approved by a majority of those individuals who are members of the board of directors on the date hereof (or by those individuals who are serving as members of the board of directors on any date whose nomination to the board of directors was approved by a majority of the members of the board of directors who are members on the date hereof), (c) the merger, consolidation or sale of fifty percent (50%) or more of the Company’s assets or any subsidiary in one or a series of related transactions with or into another entity, or (d) the Company’s execution of an agreement to which the Company is a party or by which the Company is bound, providing for any of the events set forth above in (a), (b) or (c), provided that in no event shall any event or circumstance, transaction, agreement or arrangement of any kind entered into by the Company in connection with the Company’s exercise of its full mandatory redemption right under the Notes be considered a “Change of Control Transaction.”

Amended and Restated Warrants

The Company has issued to Cornell three Amended and Restated Warrants, which entitle Cornell to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock until January 12, 2011, at initial exercise prices of $0.001 per shares.

The exercise price of the Cornell Warrants and the number of shares issuable upon exercise of the Cornell Warrants are subject to anti-dilution adjustments. The anti-dilution adjustments include a “full ratchet” adjustment which reduces the exercise price in the event that the Company issues any common stock or common stock equivalents (such as options, warrants, or other convertible securities) in the future, except for the issuance of certain excluded securities. Upon such issuances, the exercise price reduces to the price per share of stock issued or the lowest exercise price per share of stock underlying such options or convertible securities. The exercise price of the Cornell Warrants is also adjusted downward if the price payable upon the issue, conversion, exercise or exchange of any options or other convertible securities, or the rate at which any other convertible securities is convertible, is adjusted in a manner that would have a dilutive effect on the shares underlying the Cornell Warrants. In the event the exercise price of the Cornell Warrants is lowered, the number of shares issuable upon exercise of the Cornell Warrants will be increased to an amount equal to the number of shares issuable prior to the anti-dilutive adjustment multiplied by the exercise price of the Cornell Warrants prior to adjustment and dividing the product thereof by the adjusted exercise price.

If the Company subdivides (by any stock split, stock dividend, recapitalization or otherwise) one or more classes of its outstanding shares of common stock into a greater number of shares, the exercise price in effect immediately prior to such subdivision will be proportionately reduced and the number of shares will be proportionately increased and the number of shares underlying the Cornell Warrants will be proportionately decreased. Similarly, if the Company combines (by combination, reverse stock split or otherwise) one or more classes of its outstanding shares of common stock into a smaller number of shares, the exercise price in effect immediately prior to such combination will be proportionately increased and the number of shares underlying the Cornell Warrants will be proportionately decreased.

In addition, if any other event occurs of the type contemplated by the anti-dilution provisions described above (including, without limitation, the granting of stock appreciation rights, phantom stock rights or other rights with equity features), then the Company’s Board of Directors will make an appropriate adjustment in the exercise price and the number of shares issuable upon exercise so as to protect the rights of the Cornell Warrant holder.

If the Company declares or makes any dividend or other distribution of its assets (or rights to acquire its assets) to holders of common stock, then the Cornell Warrant exercise price will be reduced to a price determined by multiplying such warrant exercise price by a fraction of which (A) the numerator is the closing sale price of the common stock on the trading day immediately preceding the record date minus the value of the dividend or distribution (as determined in good faith by the Company’s Board of Directors) applicable to one share of common stock, and (B) the denominator shall be the closing price of the common stock on the trading day immediately preceding such record date.

In addition, the Cornell Warrants contain a “cashless exercise” provision providing that, the Cornell Warrant holder may exercise the Cornell Warrants in whole or in part and, in lieu of making the cash payment of the exercise price, elect instead to receive the number of shares that could have been purchased with what would have been the net proceeds if the Cornell Warrant holder had exercised the Cornell Warrants with a cash payment of the exercise price and then immediately sold such shares at the then-current closing price.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2007.

Our management has identified a material weakness in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board.  The area of material weakness identified in our internal control over financial reporting is the lack of an adequate complement of staff to address technical accounting issues, which has also contributed to our difficulty in filing timely reports.  We intend to hire sufficient, qualified staff in 2008 to address this weakness.

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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

During the third quarter of 2007, we were not aware of any proceedings contemplated by a governmental authority.

On May 8, 2007, Rodessa Operating Company, Inc. ("Rodessa") initiated a lawsuit against us in the 411th Judicial District Court of Polk County, Texas alleging breach of contract.  In its petition, Rodessa claimed damages of $587,725 plus interest and attorney's fees for failure to pay amounts due under an operating agreement dated March 6, 2006 concerning the exploration and production regarding the Company's oil and natural gas interest in the single well site located in Polk County, Texas.  Rodessa also sought to foreclose on its lien against, among other things, our oil and gas interest in the Polk County, Texas, well.   A counter action was asserted by us submitting that the operator breached its duty of reasonable and prudent operation of the well site, inducing excessive and unreasonable costs.  On October 10, 2007, we reached a settlement with Rodessa whereby the parties agreed to dismiss their respective claims and release each other from all indebtedness.  We also assigned our interest in the property to Rodessa in exchange for a working interest in the property equal to 25% of the interest we assigned, once the proceeds from the sale of production from the well, net of taxes, royalties and operating costs, equal the costs of drilling, completing and equipping the well.

On April 26, April 30 and May 1, 2007, the Company received notices of default from three of the six convertible noteholders.  In August and September 2007, the trustee under the deeds of trust securing the obligations under the convertible notes filed notices of foreclosure sale in the several Texas counties in which the Company’s oil and gas properties are located, and the notices specified foreclosure sale dates of September and October 2007. On October 31, 2007, the Company successfully restructured the convertible notes and all notices of foreclosure were withdrawn.  Refer to “Amendments to the Convertible Debentures and Senior Secured Convertible Notes” above for details of this restructuring.

On April 10, 2006, PIN Financial LLC initiated a lawsuit against us in U.S. Southern District Court of New York in which PIN Financial LLC claimed commissions totaling $150,000 in cash and 230,769 shares of our common stock with respect to our January 2006 issuance of $1.5 million of convertible debentures to Cornell Capital Partners, LP.  On November 1, 2007, the parties agreed to settle and dismiss the lawsuit.

Other than the matters discussed above, there have been no material changes in the legal proceedings since filing of our Annual Report on Form 10-KSB filed on April 24, 2007.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2007, the following equity securities that were not registered under the Securities Act were issued and exercised:

Date	Description	Number	Purchaser and Recipient	Proceeds	Consideration	Exemption 1,
July 23, 2007	Common Stock	260,000	Fay Russell	Nil	Litigation settlement	Sec. 4(2)

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

Item 3.   Defaults Upon Senior Securities

As of September 30, 2007, we were in default of the terms of our convertible notes with an aggregate principal sum of $32.4 million and convertible debentures with an aggregate principal sum of $1.1 million. These defaults included our failure to register shares of common stock issuable upon conversion of the convertible notes and the convertible debentures and the exercise of the associated warrants and the payment of interest on, and principal of, the convertible notes.

On April 26, April 30 and May 1, 2007, the Company received notices of default from three of the six convertible noteholders.  In August and September 2007, the trustee under the deeds of trust securing the obligations under the convertible notes filed notices of foreclosure sale in the several Texas counties in which the Company’s oil and gas properties are located, and the notices specified foreclosure sale dates of September and October 2007. On October 31, 2007, the Company successfully restructured the convertible notes and all notices of foreclosure were withdrawn.  On October 31, 2007, we successfully restructured the convertible notes and all notices of redemption and notices of foreclosure were withdrawn.  Refer to “Amendments to the Convertible Debentures and Senior Secured Convertible Notes” above for details of this restructuring.

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

Item 5.   Other Information

On November 14, 2007, we amended the stock option agreements with certain of our directors, officers, employees and consultants to reduce the stock option exercise price and increase the option term.  We considered these changes necessary to provide an incentive for these key people in lieu of cash compensation.  A summary of the amendments to the stock option agreements of our directors and officers is as follows:

Name and Title	Number of Shares Underlying Options	Option Exercise Price		Option Expiry Date
		Original	Amended	Original	Amended
John Punzo, CEO	480,000	$0.25	No change	February 28, 2008	February 28, 2011
John Punzo, CEO	1,000,000	$0.50	No change	February 28, 2009	February 28, 2012
John Punzo, CEO	500,000	$3.85	$0.75	February 28, 2009	February 28, 2012
Michael Studdard, President	2,350,000	$1.50	$0.75	June 15, 2009	June 15, 2012
Francis K. Ling, CFO	1,146,000	$0.50	No change	February 28, 2008	February 28, 2011
Francis K. Ling, CFO	200,000	$0.50	No change	April 2, 2010	April 2, 2013
George Barnes, Vice President	2,350,000	$1.50	$0.75	June 15, 2009	June 15, 2012
Tom Temples, Vice President	2,350,000	$1.50	$0.75	June 15, 2009	June 15, 2012
Neil Lande, Director	200,000	$4.20	$0.75	June 15, 2009	June 15, 2012
Roger D. Williams, Director	250,000	$1.50	$0.75	February 28, 2011	No change

In addition, certain of the stock option agreements were amended to remove a provision whereby if the holder ceased to be a director, officer, consultant or employee of the Company, the Holder would be entitled to exercise the stock option for a period of only 30 days after the date of such cessation.

Item 6.   Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit No.	Description
4.11	Form of Amendment Agreement dated October 31, 2007
4.12	Form of Amended and Restated Senior Secured Convertible Note dated October 31, 2007
4.13	New Senior Secured Convertible Note, dated October 31, 2007
4.14	Form of Amended and Restated Series A Warrant dated October 31, 2007
4.15	Form of Amended and Restated Series B Warrant dated October 31, 2007
4.16	Form of New Series A Warrant Other Series A Warrant dated October 31, 2007
4.17	Form of New Series B Warrant dated October 31, 2007
4.18	Amended and Restated Registration Rights Agreement dated October 31, 2007
4.19	Amended and Restated Security Agreement dated October 31, 2007
4.20	Amended and Restated Pledge Agreement dated October 31, 2007
4.21	Amended and Restated Barnico Guaranty dated October 31, 2007
4.22	Amendment and Exchange Agreement dated October 31, 2007
4.23	Form of Amended and Restated Secured Convertible Debenture
4.24	Form of Amended and Restated Warrant
4.25*	Form of Amended and Restated Deed of Trust
10.1*	Form of Stock Option Amendment Letter Agreement
31.1*	Rule 13a-14a/15d-14(a) Certification by Chief Executive Officer
31.2*	Rule 13a-14a/15d-14(a) Certification by Chief Financial Officer
32.1*	Section 1350 Certification by Chief Executive Officer
32.2*	Section 1350 Certification by Chief Financial Officer
99.1	Press Release dated November 1, 2007

* filed herewith

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WENTWORTH ENERGY, INC.

Date

November 14, 2007

/s/  John Punzo

John Punzo, Chief Executive Officer

Date

November 14, 2007

/s/  Francis K. Ling

Francis K. Ling, Chief Financial

Officer and principal accounting officer

Exhibit 4.25.   Form of Amended and Restated Deed of Trust

AMENDED AND RESTATED

DEED OF TRUST, MORTGAGE, ASSIGNMENT OF PRODUCTION,

SECURITY AGREEMENT, FIXTURE FILING AND FINANCING STATEMENT

FROM

WENTWORTH ENERGY, INC.,

AS MORTGAGOR AND DEBTOR

TO

TERRY I. CROSS,

AS TRUSTEE

FOR THE BENEFIT OF

CASTLERIGG MASTER INVESTMENTS LTD.,

CONTRACTUAL COLLATERAL AGENT,

AS MORTGAGEE AND SECURED PARTY

A CARBON, PHOTOGRAPHIC, FACSIMILE, OR OTHER REPRODUCTION OF THIS INSTRUMENT IS SUFFICIENT AS A FINANCING STATEMENT.

THIS INSTRUMENT CONTAINS AFTER-ACQUIRED PROPERTY PROVISIONS, SECURES PAYMENT OF FUTURE ADVANCES, AND COVERS PROCEEDS OF COLLATERAL.

THIS INSTRUMENT IS A FIXTURE FILING.

THIS INSTRUMENT COVERS AS-EXTRACTED COLLATERAL AND GOODS THAT ARE OR ARE TO BECOME FIXTURES ON THE REAL PROPERTY DESCRIBED HEREIN. THIS INSTRUMENT SHALL BE FILED AS A FIXTURE FILING WITH RESPECT TO ALL FIXTURES INCLUDED IN THE PROPERTY, AND IS TO BE FILED FOR RECORD, AMONG OTHER PLACES, IN THE REAL ESTATE RECORDS OF THE COUNTIES REFERENCED IN EXHIBITS A-1 AND A-2 HERETO.

THE MORTGAGOR HAS AN INTEREST IN THE REAL PROPERTY DESCRIBED IN THIS INSTRUMENT AND EXHIBITS ATTACHED HERETO. IF THE MORTGAGOR DOES NOT HAVE AN INTEREST OF RECORD IN THE REAL PROPERTY DESCRIBED IN THIS INSTRUMENT AND EXHIBITS ATTACHED HERETO, THE NAME OF THE RECORD OWNER IS PROVIDED.

A POWER OF SALE HAS BEEN GRANTED IN THIS MORTGAGE. A POWER OF SALE MAY ALLOW MORTGAGEE OR ANY HOLDER TO TAKE THE MORTGAGED PROPERTIES AND SELL THEM WITHOUT GOING TO COURT IN A FORECLOSURE ACTION UPON AN EVENT OF DEFAULT BY THE MORTGAGOR UNDER THIS MORTGAGE.

RECORDING REQUESTED BY

AND WHEN RECORDED MAIL TO:

Terry I. Cross

Suite 3100, 901 Main St.

Dallas, Texas 75202-3789

THIS AMENDED AND RESTATED DEED OF TRUST, MORTGAGE, ASSIGNMENT OF PRODUCTION, SECURITY AGREEMENT, FIXTURE FILING AND FINANCING STATEMENT (herein called the “Mortgage”),  is dated effective October 31, 2007, by WENTWORTH ENERGY, INC., an Oklahoma corporation (“Mortgagor”), with headquarters located at 112 E. Oak Street, Suite 200, Palestine, Texas  75801, to Terry I. Cross, Trustee (“Trustee”) whose address is Suite 3100, 901 Main Street, Dallas, Texas, 75202-3789, for the benefit of Castlerigg Master Investments, Ltd., (“Castlerigg”), whose address is c/o Sandell Asset Management. 40 West 57th St., 26th Floor, New York, NY 10019, in its capacity as contractual collateral agent (Castlerigg, in such capacity, “Mortgagee”) for the benefit of the Buyers (defined herein).  This Mortgage is given in amendment and restatement of that certain Deed of Trust, Mortgage, Assignment of Production, Security Agreement, Fixture Filing and Financing Statement dated as of August ___, 2006, executed by Mortgagor for the benefit of Trustee, covering the Mortgaged Property and recorded in Volume ____, Page ___ in the Real Property Records of ____________ County, Texas (the (“Existing Mortgage”).

W I T N E S S E T H:

A.

Mortgagor, Mortgagee, and the buyers party thereto (the “Buyers”) have entered into that certain Securities Purchase Agreement dated as of July 24, 2006 (as in effect prior to the date hereof, the “Existing Securities Purchase Agreement”), as amended pursuant to those certain Amendment Agreements, of even date herewith, each by and between the Company and the Buyer party thereto (collectively, the “Amendment Agreements”) (the Existing Securities Purchase Agreement, as amended by the Amendment Agreements, and as modified, amended or restated from time to time, the “SPA”), pursuant to which, upon the terms and conditions stated therein, the Buyers agreed to purchase certain Notes (as defined in the SPA) from Mortgagor.

B.

The Buyers conditioned their continued obligations under the SPA upon the execution and delivery by Mortgagor of this Mortgage, and Mortgagor has agreed to enter into this Mortgage;

NOW THEREFORE, for sufficient consideration received, Mortgagor does hereby MORTGAGE, GRANT, BARGAIN, SELL, ASSIGN, TRANSFER and CONVEY WITH POWER OF SALE unto Trustee and to Trustee's successors in this trust (and to the extent this Mortgage is elected to be treated and enforced as a mortgage, to Mortgagee), all of Mortgagor’s rights, titles, interests and estates now owned or hereafter acquired by Mortgagor in and to the following described real and personal property (herein collectively called the "Mortgaged Properties"):

(a)

all undivided fee mineral interests (the “Fee Mineral Interests”), including, but not limited to, all of the oil, gas and other minerals in, under and that may be produced from the property described on Exhibit A-1 (the “Land”);

(b)

the oil and gas and/or the oil, gas and mineral leases (herein sometimes called the “Leases”), operating rights, forced pooling orders and farmout agreements and other contractual or other rights relating to oil, gas and mineral rights, described on Exhibit A-2, or which Leases are otherwise mentioned or referred to herein and specifically, but without limitation, Mortgagor’s undivided interests in the Leases as specified on Exhibit A-2;

(c)

(i) the properties now or hereafter pooled or unitized with the Leases; (ii) all presently existing or future unitization, communitization, pooling agreements and declarations of pooled units and the units created thereby (including, without limitation, all units created under orders, regulations, rules or other official acts of any Federal, State or other governmental body or agency having jurisdiction) which may affect all or any portion of the Leases including, without limitation, those units which may be described or referred to in Exhibit A-2; (iii) all operating agreements, contracts and other agreements described or referred to in this instrument which relate to any of the Leases or interests in the Leases described or referred to herein or in Exhibit

A-2 or to the production, sale, purchase, exchange, processing, gathering, compression, treating or transportation of the Hydrocarbons (hereinafter defined) from or attributable to such Leases or interests; and (iv) the Leases even though Mortgagor’s interests therein be incorrectly described or a description of a part or all of such Leases or Mortgagor’s interests therein be omitted;

(d)

all oil, gas, casinghead gas, condensate, distillate, liquid hydrocarbons, gaseous hydrocarbons and all products refined therefrom and all other minerals (herein collectively called the “Hydrocarbons”) in and under and/or which may be produced and saved from or attributable to the Land, the Leases and/or Mortgagor’s Fee Mineral Interests, including all oil in tanks and all rents, issues, profits, proceeds, products, revenues and other income from or attributable to Mortgagor’s Fee Mineral Interests, which are subjected or required to be subjected to the liens and security interests of this Mortgage;

(e)

all tenements, hereditaments, appurtenances and properties in anywise appertaining, belonging, affixed or incidental to the Land, the Leases or the Fee Mineral Interests, properties, rights, titles, interests and estates described or referred to in paragraphs (a) through (d) above, which are now owned or which may hereafter be acquired by Mortgagor, including, without limitation, any and all property, real or personal, now owned or hereafter acquired by Mortgagor and situated upon or within the geographical boundaries covered by the Land or the Leases, used, held for use, or useful in connection with the operating, working or development of any of the Land, the Leases or the Fee Mineral Interests (excluding drilling rigs, automotive equipment or other personal property which may be on such premises for the purpose of drilling a well or for other similar temporary uses) and including any and all oil wells, gas wells, salt water disposal wells, injection wells or other wells including, without limitation, those described on Exhibit A-1, buildings, structures, field separators, flow-lines, separators, water treatment equipment or facilities, dehydrators, field separators, compressors, liquid extraction plants, plant compressors, pumps, pumping units, field gathering systems, tanks and tank batteries, fixtures, valves, fittings, machinery and parts, engines, boilers, meters, apparatus, equipment, appliances, tools, implements, cables, wires, towers, casing, tubing and rods, surface leases, rights-of-way, easements and servitudes together with all additions, substitutions, replacements, accessions and attachments to any and all of the foregoing properties;

(f)

The easements, rights-of-way, servitudes, fee tracts, other real property, and permits, licenses, orders, certificates, and related instruments (collectively herein referred to as the “Easements”) described in Exhibit A-2 or described in any instrument or document described in  Exhibit A-2, and any strips and gores within or adjoining any real property included in or covered by the Easements, all rights of ingress and egress to and from such real property, all easements, servitudes, rights-of-way, surface leases, fee tracts and other surface rights affecting said Easements, and all rights appertaining to the use and enjoyment of said Easements, rights, estates, titles, claims, and interests, including, without limitation, lateral support, drainage, mineral, water, oil and gas rights (the Easements and all of the property and other rights, privileges, interests, titles, estates, and claims appurtenant thereto are hereinafter collectively called the “Gathering System Premises”);

(g)

all gathering systems and/or pipeline systems, and all materials, equipment, and other property now or hereafter located on the Land or the Gathering System Premises, or used or held for use, regardless of where the same are located, in connection with, or otherwise related to such gathering systems and/or pipeline systems and all equipment, including, but not limited to, all fittings, furnishings, appliances, apparatus, machinery, gas processing, treatment, storage, transportation, extraction fractionation, exchange and/or manufacturing facilities and units and other units, gas, liquid product and other storage tanks, liquid product truck loading terminals, and other assets now or hereafter located on or in (or, whether or not located thereon or therein, used or held for use in connection with) the Premises or such gathering systems or pipeline systems (the portion of the Mortgaged Properties described in this paragraph (g) are  herein collectively called, the “Gathering Systems”);

(h)

all materials, goods, surface or subsurface machinery, equipment, and other property now or hereafter located on the Land or the Gathering System Premises, and all other surface or subsurface machinery and equipment, line pipe and pipe connections, fittings, flanges, welds or interconnects, valves, control equipment, cathodic or electrical protection units, by-passes, regulators, drips, meters and metering stations, compression equipment, pumphouses and pumping stations, treating equipment, dehydration equipment, separation equipment, processing equipment, telephone, telegraph and other communication systems, office equipment and furniture, files and records, computer equipment and software, storage sheds, vehicles, loading docks, loading racks, towers, process tanks, storage tanks and other storage facilities, and shipping facilities, gas and electric fixtures, radiators, heaters, engines and machinery, boilers, elevators and motors, motor vehicles, pipes, faucets and other air conditioning, plumbing, and heating fixtures, refrigerators and appurtenances which relate to Mortgagor’s use of  the Gathering Systems (collectively, the “Gathering System Equipment”), and all building materials and supplies now or hereafter delivered to the Land or the Gathering System Premises and intended to be installed thereon; all other personal property of whatever kind and nature at present contained in or hereafter placed on the Land or the Gathering System Premises in which Mortgagor has a possessory or title interest; and all renewals or replacements thereof or articles in substitution thereof; and all proceeds and profits thereof, all of which shall be deemed to be a portion of the security for the Obligations (as hereafter defined). If the lien of this Mortgage on any fixtures or personal property is subject to a lease agreement, conditional sales agreement or chattel mortgage covering such property, then all the right, title and interest of Mortgagor in and to any and all deposits made thereon or therefor are hereby assigned to Mortgagee, together with the benefit of any payments now or hereafter made thereon. Mortgagor also transfers, sets over and assigns to Mortgagee, its successors and assigns, all leases and use agreements covering machinery, Equipment and other personal property of Mortgagor related to the Land or the Gathering System Premises or the conduct of its business thereon, under which Mortgagor is the lessee of, or entitled to use, such items;

(i)

all inventory and all materials used or consumed in the processing of inventory, and all products thereof, now or hereafter located in or on, or stored in or on, transported through or otherwise related to the Land, lands covered by the Leases and the Gathering System Premises (herein collectively, the “Premises”) including all inventory (as such term is used in the Uniform Commercial Code) and such other property held by Mortgagor for sale or lease (or in the possession of other persons while on lease or consignment) or furnished or to be furnished under any service contract and all raw materials, work in process and materials and supplies used or consumed in Mortgagor’s business relating to the Premises, and returned or repossessed goods, together with any bill of lading, dock warrant, dock receipt, warehouse receipt or order for the delivery of such goods of Mortgagor related to the Premises and the Gathering System, and any other document which in the regular course of business or financing is treated as adequately evidencing that the person in possession of it is entitled to receive, hold and dispose of the document and the goods that it covers (the Mortgaged Properties described in this paragraph (i) are hereinafter collectively referred to as the “Inventory”), and all proceeds thereof and all accounts, contract rights and general intangibles under which such proceeds may arise, and together with all liens and security interests securing payment of the proceeds of the Inventory, including, but not limited to, those liens and security interests provided for under statutes enacted in the jurisdictions in which the Mortgaged Properties are located;

(j)

all presently existing and hereafter created Hydrocarbon purchase agreements, Hydrocarbon sales agreements, supply agreements, raw material purchase agreements, product purchase agreements, product sales agreements, processing agreements, exchange agreements, gathering agreements, transportation agreements and other contracts and agreements which cover, affect, or otherwise relate to the production, extraction, transportation and/or processing of Hydrocarbons through or in the Premises or any other part of the Mortgaged Properties, and all other contracts and agreements (including, without limitation, equipment leases, maintenance agreements, electrical supply contracts, hedge or swap agreements, cap, floor, collar, exchange, forward or other hedge or protection agreements or transactions relating to crude oil, natural gas or other hydrocarbons, or any option with respect to any such agreement or transaction, and other contracts and agreements) which cover, affect or otherwise relate to the Premises or the Fee Mineral Interests, or any part thereof, together with any and all amendments, modifications, renewals or extensions (now or hereafter existing) to any of the foregoing (the Mortgaged Properties described in this paragraph (j) are herein collectively called, the “Contracts”);

(k)

all accounts (as defined in the Uniform Commercial Code), including but not limited to, (i) all of Mortgagor’s rights to receive payment, whether or not earned by Mortgagor’s performance and however acquired or evidenced, which arise out of or in connection with (A) Mortgagor’s sale of Hydrocarbons, (B) Mortgagor’s sale, assignment, lease, hiring out or allowance of use of, consignment, licensing or other voluntary disposition, whether permanent or temporary, of Inventory or other goods or property related to the Premises and/or the conduct of Mortgagor’s business thereon (including, without limitation, all payments received in lieu of payment for Inventory regardless of whether such payments accrued, and/or the events which gave rise to such payments occurred, on or before of after the date hereof, including, without limitation, “take or pay” or “minimum bill” payments and similar payments, payments received in settlement of or pursuant to a judgment rendered with respect to take or pay or minimum bill or similar obligations or other obligations under a sales contract, and payments received in buyout or other settlement of a contract covered by this Mortgage), (C) rendering of services related to the Gathering Systems and/or the Premises and/or the conduct of Mortgagor’s business thereon or (D) any loan, advance, purchase of notes or other extension of credit made by Mortgagor; (ii) any and all rights and interests Mortgagor may have in connection with any of the transactions described in the preceding clause (i) and relating to the Gathering Systems and/or the Premises, whether now existing or hereafter acquired, (A) to demand and receive payment or other performance from any guarantor, surety, accommodation party or other person indirectly or secondarily obligated to Mortgagor in respect of the Fee Mineral Interests, the Hydrocarbons, the Gathering Systems and/or the Premises, and/or the conduct of Mortgagor’s business thereon, (B) arising out of the enforcement of any of Mortgagor’s rights to payment or performance by means of judicial or administrative proceedings, including, without limitation, any rights to receive payment under or in connection with any settlement of such proceedings, any judgment or any administrative order or decision arising out of actions related to the Fee Mineral Interests, the Hydrocarbons, the Gathering Systems and/or the Premises , and/or the conduct of Mortgagor’s business thereon, (C) in and to the goods or other property related to the Premises  and/or the conduct of Mortgagor’s business thereon that is the subject of any such transaction, including, without limitation, (1) in the case of goods, an unpaid seller’s or lessor’s rights of rescission, replevin or to stop such goods in transit, and all rights to such goods on return or repossession, and (2) in the case of other property, rights of an unpaid seller, assignor or licensor to rescind or cancel the applicable agreement and demand the return of such property or, if such property is intangible, of any writing or other tangible evidence of its existence and/or disposition, and (D) to proceed against any collateral security related to the Premises provided by any obligor and to realize any proceeds thereof; and (iii) all contracts and other agreements and writings, all accounts, chattel paper, documents, general intangibles and instruments, and all other items of property now or hereafter owned by Mortgagor or in which Mortgagor now has or hereafter acquires any rights or interests, whether tangible or intangible and related to the Premises or the Fee Mineral Interests that in any way constitute, embody or evidence any payment rights described in clause (i) of this paragraph (k) or any of Mortgagor’s other rights and interests described in clause (ii) of this paragraph (k) (the Mortgaged Properties described in this paragraph (k) are hereinafter collectively called, the “Accounts Receivable”);

(l)

all contracts, agreements, leases, permits, orders, franchises, servitudes, certificates, privileges, rights, technology, licenses and general intangibles (including, without limitation, all trademarks, trade names, and symbols) which are now or hereafter used, or held for use, in connection with or otherwise relate to the Fee Mineral Interests, the Premises, the Gathering Systems, the Gathering System Equipment and/or the other items described in paragraph (h), the Inventory, the Contracts, and/or the Accounts Receivable (the Premises, the

Gathering Systems, the Gathering System Equipment and the other items described in paragraph (g), the Inventory, the Contracts, and the Accounts Receivable are hereinafter collectively referred to as the “Property”) or the conduct of Mortgagor’s business on the Premises  whether now or hereafter created, acquired, or entered into and all right, title and interest of Mortgagor thereunder, including, without limitation, rights, incomes, profits, revenues, royalties, accounts, contract rights and general intangibles under any and all of the foregoing;

(m)

any and all data, books and records related to the Fee Mineral Interests or the Land and Mortgagor’s operations thereon, including, but not limited to, accounting records, files, computer software, employee records, engineering drawings or plans, surveys, site assessments, environmental reports, customer lists, production records, laboratory and testing records, sales and administrative records, and any other material or information relating to the ownership, maintenance, or operation of the Property (the “Books and Records”);

(n)

all unearned premiums, accrued, accruing or to accrue under insurance policies now or hereafter obtained by Mortgagor for the Premises or the conduct of Mortgagor’s business on the Land and all judgments, awards of damages and settlements hereafter made as a result of or in lieu of any taking of the Land or any part thereof or any interest therein under the power of eminent domain, or for any damage (whether caused by such taking or otherwise) to the Fee Mineral Interests and/or  the Premises or any part thereof or interest therein, including any award for change of grade of streets;

(o)

all proceeds of the conversion, voluntary or involuntary, of the Mortgaged Properties or any part thereof into cash or liquidated claims, including, without limitation, proceeds of hazard and title insurance, subject to the terms and conditions of this Mortgage;

(p)

all options, extensions, improvements, betterments, renewals, substitutions and replacements of, and all additions and appurtenances to, the Property or any part thereof, hereafter acquired by, or released to, Mortgagor, or constructed, assembled or placed by Mortgagor on the Premises , and all conversions of the security constituted thereby (Mortgagor hereby acknowledging and agreeing that immediately upon such acquisition, release, construction, assembling, placement or conversion, as the case may be, and in each such case, without any further mortgage, conveyance, assignment or other act by Mortgagor, the same shall become subject to the lien of this Mortgage as fully and completely, and with the same effect, as though now owned by Mortgagor and specifically described herein);

(q)

any property that may from time to time hereafter by delivery or by writing of any kind be subjected to the lien or security interests hereof by Mortgagor or by anyone on Mortgagor’s behalf; and the Trustee is hereby authorized to receive the same at any time as additional security hereunder; and

(r)

all accounts, contract rights, equipment, fixtures, inventory, general intangibles and any and all other personal/movable property of any kind or character constituting a part of, relating to or arising out of those portions of the Mortgaged Properties which are described in paragraphs (a) through (q) above and all proceeds and products of all such portions of the Mortgaged Properties.

TO HAVE AND TO HOLD the Mortgaged Properties unto Trustee, and Trustee's successors and assigns, forever, in accordance with the terms and provisions hereof; and Mortgagor hereby covenants that Mortgagor is the lawful owner and holder of the Mortgaged Properties, that Mortgagor has good right to transfer, assign and mortgage the Mortgaged Properties, and that Mortgagor will warrant and forever defend the same against the claims of all persons whomsoever lawfully claiming or to claim the same or any part thereof.

ARTICLE I

INDEBTEDNESS SECURED

1.1

The foregoing conveyance is made in trust to secure and enforce payment and performance of each of the following (herein collectively called the “Obligations”):

(a)

for so long as the Notes are outstanding, (i) the payment by Mortgagor, as and when due and payable (by scheduled maturity, required prepayment, acceleration, demand or otherwise), of all amounts from time to time owing by it in respect of the SPA, the Notes, that certain Amended and Restated Security Agreement, dated as of the date hereof, by and between Mortgagor, Barnico Drilling, Inc., a Texas corporation (“Barnico”), and Mortgagee (as modified, amended or restated from time to time, the “Security Agreement”), the Mortgage and the other Transaction Documents (as defined in the SPA), and (ii) in the case of Barnico, the payment by Barnico, as and when due and payable, of all "Guaranteed Obligations" under (and as defined in) the Amended and Restated Barnico Guaranty (as defined in the SPA), including, without limitation, in both cases, (A) all principal of and interest on the Notes (including, without limitation, all interest that accrues after the commencement of any Insolvency Proceeding (as defined in the Security Agreement) of any Grantor (as defined in the Security Agreement), whether or not the payment of such interest is unenforceable or is not allowable due to the existence of such Insolvency Proceeding), and (B) all fees, commissions, expense reimbursements, indemnifications and all other amounts due or to become due under any of the Transaction Documents; and

(b)

for so long as the Notes are outstanding, the due performance and observance by each Grantor of all of its other obligations from time to time existing in respect of any of the Transaction Documents, including without limitation, with respect to any conversion or redemption rights of the Buyers under the Notes.

1.2

Mortgagor specifically waives presentment, protest, notices of dishonor, intention to accelerate and acceleration.

ARTICLE II

REPRESENTATIONS, WARRANTIES AND COVENANTS

2.1

Mortgagor represents and warrants as of the date of this Mortgage to, and covenants and agrees so long as the Obligations or any part thereof remains unpaid with, Trustee, Mortgagee, Holder (said term as used herein being intended to mean the Buyers or any other holder or holders from time to time of the Obligations or any part thereof or any interest therein), and with each of them, as follows:

(a)

Mortgagor has good and defensible title to and is possessed of the Mortgaged Properties, free of any and all Liens (as defined in the Security Agreement) other than Permitted Liens (as defined in the Notes). All proceeds from the sale of Mortgagor's share of the Hydrocarbons being produced from the Mortgaged Properties are currently being paid in full to Mortgagor by the purchasers thereof on a timely basis and none of such proceeds are currently being held in suspense by such purchaser or any other party other than in the ordinary course of business. Mortgagor has full power and lawful authority to bargain, grant, sell, mortgage, assign, transfer, convey and grant a security interest in all of the Mortgaged Properties, all in the manner and form herein provided and without obtaining the waiver, consent or approval of any governmental agency or entity or party whomsoever or whatsoever.  Mortgagor will at all times protect and defend the title to all of the Mortgaged Properties, paying all expenses incurred or to be incurred in defending the title to the same against all claims or charges other than the Permitted Liens, and will indemnify and hold Trustee and Holder, and each of them, harmless against any such claim or charge.

(b)

Mortgagor shall promptly, upon obtaining knowledge thereof, notify Mortgagee in the event of institution of any suit in any manner materially and adversely affecting any of the Fee Mineral Interests, the Land or the title of Mortgagor thereto.

(c)

Mortgagor shall not place nor suffer to be placed any lien against, or any security interest in, any of the Mortgaged Properties or encumber or allow to be encumbered any of the Mortgaged Properties, whether for indebtedness owed or asserted to be owed by Mortgagor or by any other party, except for Permitted Liens.

(d)

Mortgagor shall pay and discharge promptly all taxes, assessments, and governmental charges or levies imposed upon Mortgagor or upon the income of Mortgagor or of any of the Mortgaged Properties as well as all claims of any kind (including claims for labor, materials, supplies and rent) which, if unpaid, might become a lien upon any or all of the Mortgaged Properties or Hydrocarbons; provided, however, that Mortgagor shall not be required to pay any such tax, assessment, charge, levy or claim if the amount, applicability or validity thereof shall currently be contested in good faith by appropriate proceedings diligently conducted and if Mortgagor shall have set up reserves therefor adequate under generally accepted accounting principles.

(e)

Mortgagor shall operate or cause to be operated all Mortgaged Properties in a good and workmanlike manner, in accordance with the practice of the industry and in compliance with all applicable laws, rules and regulations, except where noncompliance with such laws, rules and regulations will not have a Material Adverse Effect (as defined in the SPA); provided, however, Mortgagor shall have the right to contest in good faith by appropriate proceedings, the applicability or lawfulness of any such law, rule or regulation and, pending such contest, may defer compliance therewith, so long as such deferment shall not subject the Mortgaged Properties or any part thereof to foreclosure or loss.  Notwithstanding any provisions to the contrary contained in this Mortgage, when Mortgagor is not the operator of the Mortgaged Properties, Mortgagor’s obligations under this Section 2.1(e) shall be satisfied in full if Mortgagor uses commercially reasonable efforts (including exercise of its contractual rights under and pursuant to any operating agreement) to cause the operator of such Mortgaged Properties to perform in accordance with the requirements of this Section 2.1(e).

(f)

In accordance with the practice of the industry, Mortgagor shall keep and maintain or cause to be kept and maintained all buildings, improvements, equipment and personal property constituting part of the Mortgaged Properties in good and workable condition at all times, ordinary wear and tear excepted, and Mortgagor shall make or cause to be made all repairs, replacements, additions, betterments and improvements to the Mortgaged Properties as are needed and proper so that the business carried on in connection therewith may be conducted properly and efficiently at all times. To the extent failure to do so would have a material adverse effect on the value of the Mortgaged Properties, Mortgagor will not (i) commit or suffer any waste of any of the Mortgaged Properties, (ii) commit or suffer any violation of any law, regulation, ordinance or contract affecting any of the Mortgaged Properties, (iii) commit or suffer any demolition, removal or material alteration of any of the Mortgaged Properties (other than as expressly permitted herein) without the prior written consent of Mortgagee, (iv) fail to guard or cause to be guarded every part of the Mortgaged Properties from removal, destruction and damage, or (v) do or suffer to be done any act which would have a material adverse effect on the value of the Mortgaged Properties (other than as expressly permitted herein).  In accordance with the industry practice, Mortgagor, if required to do so by Mortgagee, promptly shall replace or cause to be replaced any of the Mortgaged Properties which may be removed, lost, destroyed or unsuitable for use to maintain production of Hydrocarbons from the affected Mortgaged Properties.  Notwithstanding any provisions to the contrary contained in this Mortgage, when Mortgagor is not the operator of the Mortgaged Properties, Mortgagor’s obligations under this Section 2.1(f) shall be satisfied in full if Mortgagor uses commercially reasonable efforts (including exercise of its contractual rights under and pursuant to any operating agreement) to cause the operator of such Mortgaged Properties to perform in accordance with the requirements of this Section 2.1(f).

(g)

Mortgagor shall maintain insurance on the Mortgaged Properties as required by the SPA. In the case of any fire, accident or other casualty causing loss or damage to any of the Mortgaged Properties, the proceeds of such policy shall be used at Mortgagor's reasonable discretion (i) to repair or replace the damaged Mortgaged Properties, or (ii) to prepay the Obligations in any manner or order as elected by Mortgagee at the time of such prepayment.

(h)

Mortgagor shall permit Mortgagee, or any agent or representatives thereof or such professionals or other persons as Mortgagee may designate, during normal business hours, after reasonable notice in the absence of an Event of Default and not more than once a year in the absence of an Event of Default, (i) to examine and make copies of and abstracts from Mortgagor's records and books of account, (ii) to visit and inspect its properties, (iii) to verify materials, leases, instruments, accounts, Inventory and other assets of Mortgagor from time to time, (iii) to conduct audits, physical counts, appraisals and/or valuations, examinations at the locations of Mortgagor. Mortgagor shall also permit Mortgagee, or any agent or representatives thereof or such professionals or other Persons as the Mortgagee may designate to discuss such Mortgagor's affairs, finances and accounts with any of its directors, officers, managerial employees, independent accountants or any of its other representatives.

(i)

Mortgagor shall do and perform every act and discharge all of obligations provided to be performed and discharged by Mortgagor under this instrument at the time or times and in the manner specified herein.

(j)

Consistent with the terms of the SPA, Mortgagor shall cure promptly any defects in the execution and delivery of this instrument. Mortgagor at Mortgagor's expense will promptly execute and deliver to Mortgagee, upon request, all such other and further documents, agreements and instruments in compliance with, or accomplishment of, the covenants and agreements of Mortgagor herein or to further evidence and more fully describe the Mortgaged Properties, or to correct any omissions in this instrument, or more fully to state the security obligations set out herein, or to perfect, protect and, or, preserve any lien or security interest created hereby, or to make any recordings, or to file any notices, or obtain any consents, all as may be necessary or appropriate in connection with any thereof.  Mortgagor shall pay for all costs of preparing, recording and releasing any of the above.

(k)

Mortgagor has not created or permitted to exist and will not hereafter create or permit to exist any gas imbalance or any take-or-pay or other prepayments with respect to any of the Mortgaged Properties which would require the Mortgagor to deliver Hydrocarbons produced from the Mortgaged Properties at some future time without then or thereafter receiving full payment therefor. Notwithstanding any provisions to the contrary contained in this Mortgage, when Mortgagor is not the operator of the Mortgaged Properties, Mortgagor’s obligations under this Section 2.1(k) shall be satisfied in full if Mortgagor uses commercially reasonable efforts (including exercise of its contractual rights under and pursuant to any operating agreement) to cause the operator of such Mortgaged Properties to perform in accordance with the requirements of this Section 2.1(k).

(l)

Mortgagor will advise Mortgagee promptly, upon obtaining knowledge thereof, (i) any lien, privilege, security interest, encumbrance or claim made or asserted against all or any part of the Mortgaged Properties and the amount claimed thereby, and (ii) the occurrence of any other event which would have a material adverse effect on the aggregate value of the Mortgaged Properties or on the lien and security interest created hereunder, and the amount of the effect on the Mortgaged Properties.

2.2

Mortgagor shall not, without the prior written consent of Mortgagee, sell, transfer, assign or otherwise convey, or enter into any contract agreeing to sell, transfer, assign or otherwise convey

(unless such contract makes such sale, transfer, assignment or conveyance subject to the prior written consent of the Required Holders (as defined in the Notes)) , all or any part of the Mortgaged Properties, except, in each case, (a) as expressly provided in Articles III and VII hereof, and (b) as permitted by Section 5(g) of the Security Agreement (all and any of the sales, transfers, assignments or other conveyances of the Mortgaged Properties described in paragraphs (a) and (b) above collectively called “Permitted Transfers”), and shall not create any lien or encumbrance subordinate to this Mortgage or grant any easement, right-of-way or any other right whatsoever materially affecting the value of the collateral with respect to the Mortgaged Properties, other than the Permitted Liens and the Permitted Transfers (all and any of the above herein collectively called “Transfers”), irrespective of whether any such Transfers are evidenced by written instruments, and irrespective if such a written instrument is filed for record.

2.3

If Mortgagor fails to perform any act which hereunder it is required to perform or to pay any money which hereunder it is required to pay, Mortgagee, following an occurrence of an Event of Default, may perform or cause to be performed such act or pay such money. Mortgagor will, upon request, promptly reimburse Mortgagee for all amounts expended, advanced or incurred by Mortgagee to satisfy any obligation of Mortgagor under this instrument or to protect the Mortgaged Properties or to collect the Notes or to enforce the rights of Holder under this instrument, which amounts will include all court costs, attorneys fees, fees of auditors and accountants, and investigation expenses reasonably incurred by Mortgagee in connection with any such matters, together with interest on each such amount from the date that the same is expended, advanced or incurred by Mortgagee until the date of written demand or request by Mortgagee for the reimbursement of same, at a rate of interest (herein called the “Default Rate”) equal to the lesser of (i) the maximum lawful rate of interest permitted by applicable usury laws, now or hereafter enacted, which interest rate shall change when and as said laws shall change to the extent permitted by said laws, effective on the day such change in said laws becomes effective (herein called the "Maximum Lawful Rate") or (ii) the rate of default specified in the Notes.

2.4

To the full extent permitted by applicable law, Mortgagor agrees to defend, indemnify and hold harmless Mortgagee and each Holder and their respective directors, officers, employees, attorneys and agents ("Indemnified Parties") from and against any and all loss, cost, expense or liability (including attorneys' fees and court costs) incurred by any Indemnified Party in connection with or otherwise arising out of any and all claims or proceedings (whether brought by a private party, governmental agency or otherwise) for bodily injury, property damage, abatement, remediation, environmental damage or impairment or any other injury or damage resulting from or relating to any hazardous or toxic substance or contaminated material located upon, migrating into, from or through or otherwise relating to the Mortgaged Properties (whether or not the release of such materials was caused by Mortgagor, a tenant or subtenant of Mortgagor, a prior owner, a tenant or subtenant of any prior owner or any other party and whether or not the alleged liability is attributable to the handling, storage, generation, transportation or disposal of such substance or the mere presence of the substance on the Mortgaged Properties), which any Indemnified Party may incur due to the making of the loan evidenced by the Notes, the exercise of any of its rights under this Mortgage, or otherwise, but excluding any loss, cost, expense or liability due to any Indemnified Party's gross negligence or willful misconduct.  For the purposes of the indemnity contained in this paragraph, hazardous or toxic substances or contaminated material include, but are not limited to, asbestos and those substances within the scope of all federal, state and local environmental laws and ordinances, including the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act and the Superfund Amendment and Reauthorization Act as same may be amended from time to time.  The provisions of this paragraph shall survive, and shall in no manner or to any extent be extinguished, diminished, novated or affected by, any foreclosure of the liens created by this Mortgage or any conveyance in lieu of foreclosure and the repayment of the Obligations and the discharge and release of this Mortgage.

ARTICLE III

ASSIGNMENT OF RUNS

3.1

For the purpose of additionally securing the payment of the Obligations and to facilitate the discharge of any of the Obligations and as cumulative of any and all rights and remedies herein provided for, effective as of 7:00 a.m. local time where the Mortgaged Properties are located on the date hereof, Mortgagor hereby bargains, sells, transfers, assigns, sets over and conveys unto Mortgagee, for benefit of the Buyers, its interest in the Hydrocarbons, together with its share of the proceeds derived from the sale thereof (such proceeds being hereinafter called "proceeds of runs").  Mortgagor directs and instructs each purchaser of the Hydrocarbons to pay to the Mortgagee, at Mortgagee’s request, all of the proceeds of runs until such time as such purchaser has been furnished evidence that all Obligations has been paid and that the lien evidenced hereby has been released.  Mortgagor authorizes Mortgagee to receive and collect all sums of money derived from the proceeds of runs, and no purchaser of the Hydrocarbons shall have the responsibility for the application of any funds paid to Mortgagee.

3.2

Independent of the foregoing provisions and authorities herein granted, Mortgagor agrees to execute and deliver any and all transfer orders, division orders and other instruments that may be requested by Mortgagee or that may be required by the purchaser of the Hydrocarbons for the purpose of effectuating payment for the proceeds of runs to Mortgagee.

3.3

Notwithstanding Section 3.1 above, so long as no Event of Default hereunder shall have occurred and be continuing and none of the Obligations secured hereby shall be or become due and unpaid, the proceeds of runs shall be released by each purchaser of the Hydrocarbons (or the operator of such properties, if such proceeds of runs are paid to it by the purchaser) directly to, or upon the order of, the Mortgagor.  Upon the occurrence of an Event of Default, the proceeds of runs actually received by Mortgagee may be held by Mortgagee, for benefit of the Buyers and applied first to the payment of all accrued interest on the Obligations and any other of the Obligations and then to the payment of installments of principal of the Obligations in the stated order of maturity and then to any other of the Obligations owing by Mortgagor to Mortgagee in such manner as Mortgagee may elect, with the balance, if any, to be returned to Mortgagor.  In its sole discretion, Mortgagee may elect to return any part of said funds to Mortgagor or to deposit the same to Mortgagor's account without applying it to the Obligations.

3.4

The receipt by the Mortgagee of any monies, including but not limited to money received as proceeds of runs, shall not in any manner change or alter in any respect the obligations of Mortgagor upon the Notes or other evidence of the Obligations, and nothing herein contained shall be construed as limiting the Mortgagee to the collection of any of the Obligations out of the proceeds of runs.  The Obligations shall continue as the absolute and unconditional obligation of Mortgagor to pay, as provided in the Notes or other instruments evidencing the Obligations, the amounts therein specified at their respective maturity dates, whether by acceleration or otherwise.

3.5

Mortgagee is hereby absolved from all liability for failure to enforce collection of the proceeds of runs and from all other responsibility in connection therewith except the responsibility to account to Mortgagor for funds actually received.  Mortgagor agrees to indemnify and hold Mortgagee or any Holder harmless against any and all liabilities, actions, claims, judgments, costs, charges and attorneys' fees by reason of the assertion that Mortgagee or any Holder has received, either before or after the payment in full of the Obligations, funds from the sale of Hydrocarbons claimed by third persons, except for third parties who have valid claims. Mortgagee or any Holder shall have the right to defend against any such claims or actions, employing attorneys of its own selection.  If not furnished with indemnity satisfactory to the Mortgagee, Mortgagee shall have the right to compromise and adjust any such claims, actions and judgments, and, in addition to the rights to be indemnified as herein provided, all amounts paid by Mortgagee or any Holder in compromise, satisfaction or discharge of any such claim, action or judgment and all court costs, attorneys' fees and other expenses of every character incurred by Mortgagee or any Holder shall be a demand obligation owing by Mortgagor, shall be secured by the lien and security interest evidenced by this instrument and shall bear interest on each such amount from the date that the same is expended, advanced or incurred by Mortgagee until the date of written demand or request by Mortgagee for the reimbursement of same, at the Default Rate.

3.6

Each of the provisions of this Article III shall be deemed a covenant running with the land and shall be binding upon Mortgagor, its successors and assigns, and inure to the benefit of the Mortgagee, its successors and assigns and each Holder, their successors and assigns, subject to restrictions on assignment set forth in the Transaction Documents.

ARTICLE IV

DEFEASANCE

Upon the indefeasible payment in full of all of the Obligations, then and in that case only, this document shall have no force and effect, this conveyance shall become null and void, the Mortgaged Properties hereby conveyed shall become wholly clear of the liens, conveyances, assignments and security interests evidenced hereby, and all such liens, conveyances, assignments and security interests shall be released in due form at Mortgagor's cost.

ARTICLE V

REMEDIES IN EVENT OF DEFAULT

5.1

The term “Event of Default” as used herein shall mean (a) an “Event of Default” as defined under the Notes, (b) Mortgagor breaches any covenant or other term or condition of this Mortgage, except, in the case of a breach which is curable, only if such breach continues for a period of at least ten (10) consecutive Business Days, or (c) any representation or warranty by Mortgagor contained herein is materially incorrect as of the date made.

5.2

Upon the occurrence of an Event of Default, Mortgagor hereby authorizes and empowers the Trustee, and each and all of his successors in this trust, at the request of Mortgagee, to sell the Mortgaged Properties at public venue due to the highest bidder, for cash, between the hours of 10:00 a.m. and 4:00 p.m. of the first Tuesday of any month, after having given notice of the sale at least twenty-one (21) days prior to the date of the sale, in the manner hereinafter described, in the county in which the Mortgaged Properties, or any part thereof are situated; provided that, if the Mortgaged Properties are situated in more than one county, such sale of the Mortgaged Properties, or part thereof, may be made in any county in the State of Texas wherein any part of the Mortgaged Properties are situated.  The sale shall be made at the area of the County Courthouse designated for such sales by the Commissioner’s Court of such county in an instrument heretofore recorded in the real property records of that county; provided that, if said Commissioner’s Court has not heretofore recorded a written instrument designating the area in which such sales shall occur in the real property records of such county, then the sale shall take place at the area of the County Courthouse designated in the notice of sale.  The sale shall begin at the time stated in the notice of sale or not later than three (3) hours after that time.  The notice of sale shall include a statement of the earliest time at which the sale will occur and shall be given by posting (or by having some person or persons acting for Trustee post), for at least twenty-one (21) days preceding the date of the sale, written or printed notice of the proposed sale at the Courthouse door of said county in which the sale is to be made, and if such property is in more than one county, one such notice of sale shall be posted at the Courthouse door of each county in which part of such property is situated and such property may be sold at the courthouse door of any one of such counties, and the notice so posted shall designate in which county such property shall be sold; in addition to such posting of notice, Mortgagee shall, at least twenty-one (21) days preceding the date of sale, file a copy of such written notice of the proposed sale in the office of the county clerk of the county in which the sale is to be made, and if such property is in more than one county, a copy of such written notice of sale shall be so filed in the office of the county clerk of each county in which part of such property is situated; in addition to such posting and filing of notice, Mortgagee shall, at least twenty-one (21) days preceding the date of sale, serve written or printed notice of the proposed sale by certified mail on Mortgagor.  Service of such notice shall be completed upon deposit of the notice, enclosed in a postpaid wrapper, properly addressed to Mortgagor at its most recent address or addresses as shown by the records of Mortgagee, in a post office or official depository under the care and custody of the United States Postal Service.  The affidavit of any person having knowledge of the facts to the effect that such service was completed shall be prima facie evidence of the fact of service.  Mortgagor agrees that no notice of any sale other than as set out in this paragraph need be given by Trustee, Mortgagee or any other person.  Mortgagor hereby designates as its address for the purposes of such notice, the address set out hereinabove, and agrees that such address shall be changed only by depositing notice of such change, enclosed in a postpaid wrapper, in a post office or official depository under the care and custody of the United States Postal Service, certified mail postage prepaid, return receipt requested, addressed to Mortgagee at the address for Mortgagee set out herein (or to such other address as Mortgagee may have designated by notice given as above provided to Mortgagor), any such notice of change of address of Mortgagor shall be effective upon receipt by Mortgagee. Any change of address of Mortgagee shall be effective three (3) business days after deposit thereof in the above-described manner in the care and custody of the United States Postal Service.  Upon the occurrence of an Event of Default, Mortgagor hereby authorizes and empowers the Trustee, and each and all of Trustee’s successors in this trust, to sell the Mortgaged Properties, or any interest or estate in the Mortgaged Properties together or in lots or parcels, as such Trustee shall deem expedient, and to execute and deliver to the purchaser or purchasers of the Mortgaged Properties good and sufficient deed or deeds of conveyance thereof and bills of sale with covenants of general warranty binding on Mortgagor and its successors and assigns.  Mortgagor shall warrant title to such real property to such purchaser or purchasers at any such sale.  The recitals in any deed, assignment or other conveyance given by Trustee (or Mortgagee) of an Event of Default, publication of notice of sale, demand that such sale should be made, postponement of sale, terms of sale, name of purchaser, payment of purchase money and any other facts affecting the regularity or validity of such sale shall be conclusive proof of the truthfulness thereof, and such deed or deeds shall be conclusive against all persons as to all matters or facts therein recited. It is expressly understood that Mortgagee, the holder of the Obligations, or said Trustee, may be a purchaser of the Mortgaged Properties hereby mortgaged and sold pursuant hereto, or any part thereof, at any sale thereof, whether such sale be under the power of sale hereinabove vested in said Trustee or upon any other foreclosure of the lien or security interest herein, or otherwise; and Mortgagee, the holder of said Obligations, or Trustee so purchasing shall, upon any such purchase, acquire good title to the Mortgaged Properties so purchased, free of the lien or security interest created hereby and free of all rights of redemption in Mortgagor.

5.3

Upon the occurrence and during the continuation of an Event of Default, Trustee shall have  all rights, powers, and remedies granted by law, including, without limitation, as a secured party under the Uniform Commercial Code, including, without limitation, the right to take possession of all personal property constituting a part of the Mortgaged Properties, and for this purpose Trustee may enter upon any premises on which any or all of such personal property is situated and take possession of and operate such personal property (or any portion thereof) or remove it therefrom.  Trustee may require Mortgagor to assemble such personal property and make it available to Trustee at a place to be designated by Trustee that is reasonably convenient to all parties.  Unless such personal property is perishable or threatens to decline speedily in value or is of a type customarily sold on a recognized market, Trustee shall give Mortgagor reasonable notice of the time and place of any public sale or of the time after which any private sale or other disposition of such personal property is to be made.  This requirement of sending reasonable notice shall be met if the notice is mailed by first class mail, postage prepaid, to Mortgagor at the address shown on the first page of this Mortgage at least twenty (20) days before the time of the sale or disposition.

5.4

Upon the occurrence and during the continuation of an Event of Default, Trustee may, in its sole and absolute discretion, elect to treat the fixtures constituting a part of the Mortgaged Properties as either real property or personal property and proceed to exercise such rights as apply to such type of property above or under the Uniform Commercial Code.

5.5

Upon occurrence and during the continuation of an Event of Default, Trustee or Mortgagee, in lieu of or in addition to exercising any power of sale hereinabove given, may proceed by a suit or suits in equity or at law, whether for a foreclosure hereunder, or for the sale of the Mortgaged Properties (or a part thereof), or for the specific performance of any covenant or agreement contained herein, or in aid of the execution of any power herein granted, or for the appointment of a receiver pending any foreclosure hereunder or the sale of all or part of the Mortgaged Properties, or for the enforcement of any other appropriate legal or equitable remedy.  Upon occurrence and during the continuation of an Event of Default, Mortgagor agrees that the appointment of a receiver shall be a matter of right and shall not require proof of insolvency, fraud, insecurity, or mismanagement on the part of Mortgagor.  Mortgagor agrees that such receiver may be appointed to take possession of, hold, maintain, operate, and preserve all or a portion of the Mortgaged Properties, including the production and sale of all Hydrocarbons therefrom, and to apply the proceeds of the sale thereof set forth in Section 5.10 hereof; and said receiver may be authorized to sell and dispose of all or a portion of the Mortgaged Properties under orders of the court appointing such receiver.  The rights of entry, sale, or suit, as herein conferred, are cumulative of all other rights and remedies herein or by law or in equity provided, and shall not be deemed to deprive Mortgagee, any holder of the Obligations, or Trustee of any such other legal or equitable rights or remedies, by judicial proceedings or otherwise, appropriate to enforce the conditions, covenants, and terms of this Mortgage and of said Obligations, and the employment of any remedy hereunder, or otherwise, shall not prevent the concurrent or subsequent employment of any other remedy or remedies.

5.6

It shall not be necessary for Trustee to have physically present or constructively in his possession at any sale held by Trustee or by any court, receiver, or public officer any or all of the Mortgaged Properties, and Mortgagor shall deliver to the purchaser at such sale on the date of sale the Mortgaged Properties purchased by such purchasers at such sale, and if it should be impossible or impracticable for any of such purchasers to take actual delivery of the Mortgaged Properties purchased by it, then the title and right of possession to the Mortgaged Properties shall pass to the purchaser at such sale as completely as if the same had been actually present and delivered.

5.7

Mortgagee shall have the right to become the purchaser at any sale held by Trustee or by any court, receiver or public officer, and Mortgagee shall have the right to credit the outstanding and unpaid Obligations with the amount of the bid made at that sale with the amount payable being the net proceeds of such sale.  Recitals contained in any conveyance made to any purchaser of any sale made hereunder shall be prime facie evidence of the truth and accuracy of the matters therein stated, including, without limiting the generality of the foregoing, nonpayment of the unpaid principal sum of, and the interest accrued on, the Notes and/or the Obligations after the same shall have become due and payable, advertisement and conduct of such sale in the manner provided herein, or appointment of any successor or substitute Trustee hereunder.

5.8

Upon any sale, whether made under the Uniform Commercial Code, the power of sale herein granted and conferred, or by virtue of judicial proceedings, the delivery of a receipt by Trustee or of the officer making a sale under judicial proceedings, which acknowledges the payment of purchase money with respect thereto, shall be sufficient discharge to the purchaser or purchasers at any sale for his or their purchase money, and such purchaser or purchasers and his or their successors, assigns or personal representatives, shall not, after paying such purchase money and receiving the receipt of Trustee or of such officer therefor, be obliged to see to the application of such purchase money hereunder, or be in any way answerable for any loss, misapplication or non-application thereof hereunder.

5.9

Any sale or sales of the Mortgaged Properties, or any part thereof, whether under the Uniform Commercial Code, the power of sale herein granted and conferred, or by virtue of judicial proceedings, shall operate to divest all rights, titles, interests, claims and demands whatsoever either at law or in equity, of Mortgagor, in and to the Mortgaged Properties sold, and shall be a perpetual bar, both at law and in equity, against Mortgagor, and Mortgagor's successors or assigns, and against any and all persons claiming or who shall thereafter claim all or any of the Mortgaged Properties sold, including, Mortgagor's successors or assigns.  Nevertheless, Mortgagor, if requested by Trustee or Mortgagee so to do, shall join in the execution and delivery of all conveyances, assignments and transfers of the Mortgaged Properties so sold.

5.10

The proceeds of any sale of the Mortgaged Properties, or any part thereof, whether under the Uniform Commercial Code, the power of sale herein granted and conferred, or by virtue of judicial proceeding, whose application has not elsewhere herein been specifically provided for, shall be applied to the Obligations as follows:

First:  To the payment of all reasonable expenses incurred by Trustee or Mortgagee incident to the enforcement of the Transaction Documents, or the collection of any of the Obligations, including, without limiting the generality of the foregoing, all expenses of any entry or taking of possession, of any sale, of advertisement thereof, and of conveyances, and as well, court and related costs, compensation of agents and employees, legal fees and a reasonable fee to Trustee, the payment of all other reasonable costs, charges, expenses, liabilities and advances incurred or made by Trustee or Mortgagee or owed by Mortgagor under any Transaction Document, or in executing any trust or power hereunder by Mortgagee or owed by Mortgagor under any Transaction Document.

Second:  To the payment of the Obligations, including the Notes, with accrued interest thereon to the date of such payment, in such order and manner as determined by Mortgagee; and

Third:  Any surplus thereafter remaining shall be paid to Mortgagor or other third persons as a court of competent jurisdiction may direct.

5.11

Mortgagee at all times shall have the right to release any part of the Mortgaged Properties now or hereafter subject to the lien or security interests created hereby or any other lien or security interest it now has or may hereafter have, without releasing any other part of said Mortgaged Properties, and without affecting the lien or security interest created hereby or under any Security Document (as defined in the SPA), as to the part or parts thereof not so released.

5.12

The obligations of Mortgagor hereunder shall survive the non-assumption of and the commencement of any Insolvency Proceeding and shall remain binding upon Mortgagor, or a trustee, receiver, custodian or liquidator of Mortgagor appointed in any such case.

5.13

Mortgagor agrees, to the full extent that Mortgagor may lawfully so agree, that Mortgagor shall not at any time insist upon or plead or in any manner whatsoever claim the benefit of any operator’s lien, appraisement, valuation, stay, extension or redemption of law now or hereafter in force, in order to prevent or hinder the enforcement or foreclosure of any Transaction Document, the absolute sale of any or all of the Mortgaged Properties, or the possession thereof by any purchaser at any sale made pursuant to any provision hereof or any Transaction Document, or pursuant to the decree of any court of competent jurisdiction and Mortgagor, for Mortgagor and all who may claim by, through or under Mortgagor, so far as Mortgagor or those claiming by, through or under Mortgagor now or hereafter lawfully may, hereby waive the benefit of all such laws.  Mortgagor, for Mortgagor and all who may claim by, through or under Mortgagor (including, without limitation, a holder of a lien or security interest subordinate to the lien or security interests created by this Mortgage, without implying that Mortgagor has, except as expressly provided herein, a right to grant a security interest or lien upon or subordinate a lien or security interest with respect to the Mortgaged Properties), hereby waives, to the fullest extent permitted by applicable law any and all right to have all or any portion of the Mortgaged Properties marshaled upon any foreclosure of the lien and security interest hereof, or sold in inverse order of alienation, and agrees that Trustee or any court having jurisdiction to foreclose such lien or security interest may sell the Mortgaged Properties as an entirety.  If any law referred to in this Section 5.13 and now in force, of which Mortgagor or Mortgagor's successors or assigns might take advantage despite the provisions hereof, shall hereafter be repealed or cease to be in force, such law shall not thereafter be deemed to constitute any part of the agreement herein contained or to preclude the operation or application of the provisions of this Section 5.13.

5.14

All costs and expenses (including, without limitation, reasonable attorneys' fees, court costs and related costs) incurred by Trustee or Mortgagee in protecting and enforcing their rights under any Transaction Document, shall, to the extent permitted by applicable law, constitute a demand obligation owing by Mortgagor to the party incurring such costs and expenses and shall bear interest until paid in accordance with the Notes.

ARTICLE VI

APPOINTMENT OF SUBSTITUTE OR SUCCESSOR TRUSTEE

Mortgagee may at any time, by an instrument in writing, appoint a successor to Trustee, which instrument shall contain the name of Mortgagor, of Trustee and of the Mortgagee, the places of recordation of this instrument in the real property records of any county where it has been recorded, and the name and address of the new Trustee.  Such instrument when executed, acknowledged and recorded shall be conclusive proof of the proper substitution of such successor Trustee.  Such successor Trustee, without conveyance from the predecessor Trustee, shall succeed to all of the rights, titles, estates, powers and duties of the predecessor Trustee.  In like manner successive successor Trustees may be appointed in place of any prior Trustee or successor.

ARTICLE VII

SECURITY AGREEMENT

7.1

To further secure the Obligations, Mortgagor hereby grants to Mortgagee, for the benefit of the Buyers, a security interest in all of Mortgagor's rights, titles and interests in and to the Mortgaged Properties insofar as such Mortgaged Properties consist of goods, as-extracted collateral, equipment, accounts, general intangibles, inventory, fixtures and any and all other personal property of any kind or character defined in and subject to the provisions of the applicable Uniform Commercial Code, including the proceeds and products from any and all of such personal property, but excluding personal property excluded as collateral under the Security Agreement (all of the foregoing, subject to the foregoing exclusion,  being in this Article VII collectively called the "Collateral").  Upon the occurrence of any Event of Default, Mortgagee is and shall be entitled to all of the rights, powers and remedies afforded a secured party by the applicable Uniform Commercial Code with reference to the personal property and fixtures in which Mortgagee has been granted a security interest herein, or the Trustee or Mortgagee may proceed as to both the real and personal property covered hereby in accordance with the rights and remedies granted under this instrument in respect of the real property covered hereby.  Such rights, powers and remedies shall be cumulative and in addition to those granted Trustee or Mortgagee under any other provision of this instrument or under any other instrument executed in connection with or as security for the Notes or any of the Obligations.  Mortgagor, as Debtor (and in this Article VII and otherwise herein called "Debtor"), covenants and agrees with Mortgagee, as Secured Party (and in this Article VII and otherwise herein called "Secured Party"), that:

(a)

To the extent permitted by law, Debtor expressly waives any notice of sale or other disposition of the Collateral and any other right or remedies of a debtor or formalities prescribed by law relative to sale or disposition of the Collateral or exercise of any other right or remedy of Secured Party existing after an Event of Default; and to the extent any such notice is required and cannot be waived, Debtor agrees that if such notice is mailed, postage prepaid, to Debtor at Debtor's address set out herein at least ten (10) days before the time of the sale or disposition, such notice shall be deemed reasonable and shall fully satisfy any requirement for giving of said notice.

(b)

Following an Event of Default, Secured Party is expressly granted the right at its option, to receive the monies, income, proceeds, or benefits attributable or accruing to the Collateral or any part thereof and to apply it on the principal and interest or other amounts owing on any of the Obligations, whether or not then due, in such order or manner as Secured Party may elect.  All rights to marshalling of assets of Debtor, including any such right with respect to the Collateral, are hereby waived.

(c)

All recitals in any instrument of assignment or any other instrument executed by Secured Party incident to sale, transfer, assignment or other disposition or utilization of the Collateral or any part thereof hereunder shall, in the absence of manifest error, be prima facie evidence of the matter stated therein, no other proof shall be required to establish full legal propriety of the sale or other action or of any fact, condition or thing incident thereto, and all prerequisites of such sale or other action and of any fact, condition or thing incident thereto shall be presumed conclusively to have been performed or to have occurred.

(d)

All expenses of preparing for sale, or other use or disposition, selling or otherwise using or disposing of the Collateral and the like which are incurred or paid by Secured Party as authorized or permitted hereunder, including also all reasonable attorneys' fees, legal expenses and costs, shall be added to the Obligations and the Debtor shall be liable therefor.

(e)

Should Secured Party elect to exercise its rights under the applicable Uniform Commercial Code as to part of the Collateral, this election shall not preclude Secured Party or the Trustee from exercising any other rights and remedies granted by this instrument as to the remainder of the Collateral.

(f)

Any copy of this instrument may also serve as a financing statement under the applicable Uniform Commercial Code between the Debtor, whose present address is Mortgagor's address listed on the first page of this Mortgage, and Secured Party, whose present address is the Mortgagee's address listed on the first page of this Mortgage.

(g)

So long as any amount remains unpaid on any of the Obligations, Debtor will not execute and there will not be filed in any public office any financing statement or statements affecting the Collateral other than financing statements in favor of Secured Party hereunder and financing statements pertaining to Permitted Liens, unless the prior written specific consent and approval of Secured Party shall have first been obtained.

(h)

Secured Party is authorized to file, in any jurisdiction where Secured Party deems it necessary, a financing statement or statements covering the Collateral, and at the reasonable request of Secured Party, Debtor will join Secured Party in executing one or more such financing statements pursuant to the applicable Uniform Commercial Code in form satisfactory to Secured Party, and will pay the cost of filing or recording this instrument, as a financing statement, in all public offices at any time and from time to time whenever filing or recording of any financing statement or of this instrument is reasonably deemed by Secured Party to be necessary or desirable.

(i)

The office where Debtor keeps Debtor's accounting records concerning the Collateral covered by this Article VII is Mortgagor's address listed on the first page of this Mortgage.

7.2

Portions of the Collateral consist of (i) oil, gas and other minerals produced or to be produced from the Land and to the accounts resulting from the sale thereof at the wellhead (as-extracted collateral), or (ii) goods which are or will become fixtures attached to the real estate constituting a portion of the Mortgaged Properties, and Debtor hereby agrees that this instrument shall be filed in the Real Property Records and the Uniform Commercial Code Records of the Counties in which the Mortgaged Properties are located as a financing statement to perfect the security interest of Secured Party in said portions of the Collateral.  The name of the record owner of the Mortgaged Properties is the party named herein as Mortgagor and Debtor. Nothing herein contained shall impair or limit the effectiveness of this document as a security agreement or financing statement for other purposes.

7.3

Debtor further warrants and represents to Secured Party that, except for (a) the security interest in the Collateral granted hereby, and (b) the Permitted Liens, Debtor is the owner and holder of the Collateral free of any adverse claim, security interest or encumbrance, and Debtor agrees to defend the Collateral against all other claims and demands against the same or any interest therein.  Debtor further warrants and represents that there are no financing statements signed by Debtor now on file in any public office which have not been terminated, except those statements true and correct copies of which have been delivered to Secured Party and financing statements pertaining to Permitted Liens.

ARTICLE VIII

MISCELLANEOUS PROVISIONS

8.1

All options and rights of election herein provided for the benefit of Mortgagee are continuing, and the failure to exercise any such option or right of election upon a particular Event of Default or upon any subsequent Event of Default shall not be construed as waiving the right to exercise such option or election at any later date.  By the acceptance of payment of any sum secured hereby after its due date, Mortgagee shall not be deemed to have waived the right either to require prompt payment when due of all other sums so secured or to regard as an Event of Default the failure to pay any other sums due which are secured hereby.  No exercise of the rights and powers herein granted and no delay or omission in the exercise of such rights and powers shall be held to exhaust the same or be construed as a waiver thereof, and every such right and power may be exercised at any time and from time to time.

8.2

The terms, provisions, covenants and conditions hereof shall be binding upon Mortgagor, Mortgagor's successors, legal representatives, and assigns, and shall inure to the benefit of Trustee, Trustee's substitutes or successors and assigns, and of Mortgagee, its successors and assigns, and all other Holders of the Obligations, or any part thereof, and their respective successors and assigns, subject to restrictions on assignment set forth in the Transaction Documents.

8.3

If any provision hereof is invalid or unenforceable in any jurisdiction, the other provisions hereof shall remain in full force and effect in such jurisdiction, and the remaining provisions hereof shall be liberally construed in favor of the Trustee and Mortgagee in order to effectuate the provisions hereof, and the invalidity or unenforceability of any provision hereof in any jurisdiction shall not affect the validity or enforceability of any such provision in any other jurisdiction.

8.4

This Mortgage may be executed in any number of counterparts, each of which shall for all purposes be deemed to be an original, and all of which are identical except that, to facilitate recordation or filing, in any particular counterpart portions of Exhibits A-1 and A-2 hereto which describe properties situated in counties other than the county in which such counterpart is to be recorded may have been omitted. A complete counterpart of this Mortgage shall be lodged with Mortgagor and Mortgagee.

8.5

THIS INSTRUMENT SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE UNITED STATES AND STATE OF NEW YORK, EXCEPT TO THE EXTENT REQUIRED BY LOCAL LAW OF ANY STATE OTHER THAN NEW YORK WHEREIN THE MORTGAGED PROPERTIES ARE LOCATED.

NOTICE:  THIS DOCUMENT AND ALL OTHER DOCUMENTS CONTEMPORANEOUSLY ENTERED INTO BY THE PARTIES RELATING TO THE OBLIGATIONS TOGETHER CONSTITUTE A WRITTEN AGREEMENT WHICH REPRESENTS THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES.  THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES RELATING TO THE OBLIGATIONS.  WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, THIS MORTGAGE DOES HEREBY AMEND AND RESTATE, IN ITS ENTIRETY, THE EXISTING MORTGAGE.

[Signature pages follow]

IN WITNESS WHEREOF, this instrument is executed in multiple counterparts, each of which shall be deemed an original for all purposes, effective as of the date hereinabove first set out.

MORTGAGOR:

WENTWORTH ENERGY, INC.,

an Oklahoma corporation

By:

Name:

John Punzo

Title:

Chief Executive Officer

Mortgagor’s federal taxpayer identification number is: 73-1599600

Mortgagor’s organizational identification number is: 1900654541

THE PROVINCE OF BRITISH COLUMBIA

§

On the _____ day of ____________________, in the year 2007, before me, the undersigned, personally appeared on behalf of  Wentworth Energy, Inc., an Oklahoma corporation, personally known to me or proved to me on the basis of satisfactory evidence to be the individual whose name is subscribed to the within instrument and acknowledged to me that he executed the same in his capacity as the Chief Executive Officer of Wentworth Energy, Inc., an Oklahoma corporation, and that by his signature on the instrument, Wentworth Energy, Inc., an Oklahoma corporation, executed the instrument.

This instrument was acknowledged before me on this ____ day of ___________________, 2007, by John Punzo, Chief Executive Officer of Wentworth Energy, Inc., an Oklahoma corporation, on behalf of said corporation.

WITNESS my hand and official seal.

__________________________________

NOTARY PUBLIC IN AND FOR

THE PROVINCE OF BRITISH COLUMBIA

My Commission Expires:

______________________

MORTGAGEE:

CASTLERIGG MASTER INVESTMENTS LTD.,

As Collateral Agent

By:

Sandell Asset Management Corp.

By:

Name:

Title:

STATE OF NEW YORK

§

§

COUNTY OF NEW YORK

§

On the ___ day of _____________________, in the year 2007, before me, the undersigned, personally appeared _____________________________of  Sandell Asset Management Corp., investment manager to Castlerigg Master Investments Ltd., a company organized under the laws of the British Virgin Islands, personally known to me or proved to me on the basis of satisfactory evidence to be the individual whose name is subscribed to the within instrument and acknowledged to me that he executed the same in his capacity as a Senior Managing Director of Sandell Asset Management Corp., investment manager to Castlerigg Master Investments Ltd., and that by his signature on the instrument, Castlerigg Master Investments Ltd. executed the instrument.

This instrument was acknowledged before me on this ___ day of ___________________, 2007, by ____________________, ____________________________ of Sandell Asset Management Corp., investment manager to Castlerigg Master Investments Ltd., a company organized under the laws of the British Virgin Islands, on behalf of said Castlerigg Master Investments Ltd.

WITNESS my hand and official seal.

________________________________

NOTARY PUBLIC IN AND FOR

THE STATE OF NEW YORK

My Commission Expires:

__________________________

Exhibit 10.1.   Form of Stock Option Amendment Letter Agreement

November 14, 2007

_______________

_______________

_______________

_______________

Dear ___________:

Re: Amendment of stock option agreement dated _______________

We write to set out the details of certain amendments to your stock option agreement dated _______________ to purchase _______________ shares of the company's common stock (the “Stock Option Agreement”).  The Stock Option Agreement is hereby amended as of the date of this letter as follows:

1.

The Option Price is hereby reduced to $0.75;

2.

The expiry date of the Option is hereby increased to _______________; and

3.

Section 2 of the Stock Option Agreement is hereby deleted in its entirety and replaced with the following:

"In the event of the death of the Holder, the Option shall be exercisable only within six months after the date of death of the Holder and only by the person or persons to whom the Holder’s rights under the Option shall pass by the Holder’s will or the laws of descent and distribution, and only to the extent that the Holder was entitled to exercise the Option at the date of the Holder’s death.”

Capitalized terms that are not defined herein shall have the meanings assigned to them in the Stock Option Agreement.

Would you please confirm your acceptance of these modifications by signing this letter in the space below and return it to us by fax to (604) 536-6077.

Yours truly,

WENTWORTH ENERGY, INC.

per John Punzo, CEO

I hereby agree to the modifications of my Stock Option Agreement as described herein.

________________________

_________________________

Signature

Date

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

November 14, 2007

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

November 14, 2007

/s/ Francis K. Ling

Francis K. Ling, Chief Financial Officer

Exhibit 32.1.   Section 1350 Certification by Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wentworth Energy, Inc. (the “Company”) on Form 10-QSB for the quarter ending September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John Punzo, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John Punzo

John Punzo, Chief Executive Officer

November 14, 2007

Exhibit 32.2.   Section 1350 Certification by Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wentworth Energy, Inc. (the “Company”) on Form 10-QSB for the quarter ending September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Francis K. Ling, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/  Francis K. Ling

Francis K. Ling, Chief Financial Officer

November 14, 2007