Form 10KSB/A
period 2005-12-31
Wentworth Energy, Inc.
filed 2007-11-27
CIK 1138932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A-3

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

Amendments to Form 10-KSB

The information in this amended Form 10-KSB includes the following changes from the second amendment filed on December 20, 2006:

1.

the notes to our financial statements for the year ended December 31, 2005 include additional disclosure concerning the warrants we issued during the year; and

2.

the notes to our financial statements for the year ended December 31, 2005 include additional disclosure concerning the expected annual stock-based compensation expense in future years in respect of stock options granted during the year.

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

Exhibit 10.3	Form of Stock Option Agreement with Named Executive Officers
Exhibit 10.4	Stock Option Agreement with Mr. John Punzo dated March 27, 2006
Exhibit 10.5	Management Agreement by and between the Company and Paradigm Process, Inc. dated April 2, 2005
Exhibit 10.6	Management Agreement by and between the Company and C4 Capital Advisory Inc. dated April 2, 2005
Exhibit 10.7	Consulting Agreement by and between the Company and James F. Whiteside dated October 14, 2005
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

Date November 26, 2007

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

Interests in oil and gas properties of the Company and its subsidiary are undivided interests and related assets, liabilities, revenue and expenses are accounted for on a proportionate gross basis.

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

The warrants issued July 5, 2005 were part of a private placement of 120,000 units at $0.75 per unit.  Each unit comprised one share of the Company’s unregistered common stock and one share purchase warrant.  Each warrant, in turn, allows the holder to purchase an additional unregistered share of common stock until July 4, 2006 at a price of $0.75 per share by physical settlement in cash.

The warrants issued December 30, 2005 were part of a private placement of 1,358,754 units at a price of $0.50 per unit.  Each unit comprised one share of the Company’s common stock and one share purchase warrant.  Each warrant, in turn, allows the holder to purchase an additional share of common stock until December 30, 2008 at a price of $1.00 per share by physical settlement in cash.  The agreements to sell the units contain a requirement for the Company to file a registration statement with the Securities and Exchange Commission by February 13, 2006 in respect of the shares and warrant shares.  The Company must pay, as liquidated damages to the purchaser, shares of the Company’s common stock within 10 business days after demand therefor equal to 2% of the number of units subscribed for and issued to that purchaser for each 30-day period after February 14, 2006 until such a registration statement has been filed.

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

	2005	2006	2007	2008	Total
Options granted March 18, 2005	$559,682	$216,874	$ -	$ -	$ 776,556
Options granted April 2, 2005	29,856	22,392	-	-	52,248
Options granted June 8, 2005	6,062	13,382	-	-	19,444
Options granted October 1, 2005	67,509	-	-	-	67,509
Options granted December 31, 2005	148,426	582,152	547,505	409,518	1,687,601

Total	$811,535	$834,800	$547,505	$409,518	$2,603,358

14.

Income Taxes

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

December 31,	2005	2004

Loss before income taxes	$ (2,499,574)	$ (146,306)

Income tax recovery at statutory rates	(374,936)	(21,946)
Non-deductible items for tax purposes	139,161	-
Unrecognized benefit of non-capital loss carry-forwards	235,775	21,946

	$ -	$ -

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

November 26, 2007

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

November 26, 2007

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

November 26, 2007

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

November 26, 2007