Form 10QSB/A
period 2006-03-31
Wentworth Energy, Inc.
filed 2007-11-27
CIK 1138932

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

No [X]

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

Page
Interim Consolidated Balance Sheets	2
Interim Consolidated Statements of Operations	3
Interim Consolidated Statement of Stockholders’ Deficit	4 - 6
Interim Consolidated Statements of Cash Flows	7
Notes to the Interim Consolidated Financial Statements	8 - 20

The information in this amended Form 10-QSB includes the following changes from the first amendment filed on December 20, 2006:

1.

Our balance sheet as of March 31, 2006 is restated to correct the manner in which warrants issued and classified as stockholders' equity in 2005 are reported in 2006.  On January 12, 2006, the Company issued convertible debentures containing provisions which could cause the warrants issued in 2005 to require net-cash settlement in some circumstances.  Accordingly, those warrants have been reclassified and recorded as of March 31, 2006 as derivative contract liabilities at their fair value, with any fluctuation to the fair value of that liability recorded to current operations.  The Company’s balance sheet as of March 31, 2006 has been restated to reflect a decrease in additional paid-in capital of $330,365 and an increase in derivative contract liability and stockholders’ deficit of $6,148,254.  The Company’s statement of operations for the three-month period ended March 31, 2006 has been restated to reflect an increase in the loss on derivative contracts and net loss of $5,817,889.  These changes are described in more detail in Note 13 to the financial statements;

2.

Further restatements were made to correct the manner in which deferred finance costs and discount on convertible debentures are amortized.  APB Opinion No. 21 requires the use of the interest method to amortize these items. We were using the straight line method which can be used only if it does not differ materially from the results of interest method.  Accordingly, our balance sheet has been restated to reflect an increase in deferred finance costs of $10,725, a decrease in discount on convertible debentures of $6,389, and an increase of stockholder’s deficit of $4,329.  Our statement of operations for the three month period ended March 31, 2006 has been restated to reflect a decrease in finance  costs of $10,715, an increase in interest and bank charges of $6,389 and a decrease of net loss of $4,326.  These changes are described in more detail in Note 13 to the financial statements; and

3.

The notes to our financial statements for the period ended March 31, 2006 include additional and expanded disclosure of our oil and gas properties.

All business and historical information is as of the original filing date, does not reflect subsequent events and may include prospective information that has been superseded in subsequent Securities and Exchange Commission filings.

Wentworth Energy, Inc.
(Formerly Avondale Capital I Corp.)
(An Exploration Stage Enterprise)

Interim Consolidated Balance Sheets (Unaudited)

	(Unaudited)
	March 31, 2006	December 31, 2005
	Restated
ASSETS
CURRENT ASSETS
Cash	$ 672,128	$ 107,397
Accounts receivable and accrued receivables	15,880	7,441
Prepaid expenses and deposits	258,230	66,995

Total Current Assets	946,238	181,833

UNPROVED OIL AND GAS PROPERTIES	327,210	297,101

EQUIPMENT, net	8,515	2,008

INVESTMENT IN WENTWORTH OIL SANDS, INC., at equity	100,970	-

DEFERRED FINANCE COSTS, net	290,430	11,333

Total Assets	$ 1,673,363	$ 492,275

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 181,114	$ 164,774
Share subscriptions payable	-	60,725
Due to related parties	159,841	51,654
Asset retirement obligation	252,525	189,000
Convertible note payable	183,500	183,500
Derivative contract liability	22,593,618	-
Total Current Liabilities	23,370,598	649,653
Convertible debentures payable	1,500,000	-
Discount on convertible debentures payable	(1,389,444)	-

Total Liabilities	23,481,154	649,653

COMMITMENTS (Note 11)

STOCKHOLDERS’ DEFICIT
Preferred shares, 2,000,000 shares authorized, $0.001 par value;
no shares issued and outstanding in 2006 and 2005	-	-
Common shares, 48,000,000 shares authorized, $0.001 par value;
23,658,285 issued and 15,900,285 outstanding in 2006 and	23,658	15,132
15,132,111 shares issued and outstanding in 2005
Additional paid-in capital	4,102,227	2,473,370
Treasury stock, at cost, 7,758,000 shares in 2006	(7,758)	-
Deficit accumulated during exploration stage	(25,925,918)	(2,645,880)

Total Stockholders’ Deficit	(21,807,791)	(157,378)

Total Liabilities and Stockholders’ Deficit	$ 1,673,363	$ 492,275

Wentworth Energy, Inc.
(Formerly Avondale Capital I Corp.)
(An Exploration Stage Enterprise)

Interim Consolidated Statements of Operations (Unaudited)

	Cumulative,	Three Months	Three Months
	Inception to	Ended	Ended
	March 31, 2006 Restated	March 31, 2006 Restated	March 31, 2005

REVENUE	$ 53,810	$ 24,137	$ -
COST OF REVENUE	67,938	21,460	-

GROSS PROFIT/(LOSS)	(14,128)	2,677	-

EXPENSES
Consulting (including stock based compensation)	3,120,152	1,722,314	33,273
Depreciation	1,353	493	153
Finance costs	109,236	18,153	-
Impairment of oil and gas property	312,200	-	-
Interest and bank charges	208,852	145,916	12,659
Management fees	369,720	73,500	15,000
Office and miscellaneous	86,124	30,690	11,440
Professional fees	159,588	64,572	9,569
Promotion	504,111	402,011	6,684
Property evaluation costs	10,000	-	-
Regulatory fees	10,330	3,296	-
Rent	20,972	7,039	900
Transfer agent	10,356	1,575	428
Travel	116,896	49,191	13,447
Utilities	11,844	3,909	-

	5,051,734	2,522,659	103,553

LOSS FROM OPERATIONS	(5,065,862)	(2,519,982)	(103,553)

OTHER (REVENUE)/EXPENSE ITEMS
Interest income	(3,197)	(3,197)	-
Loss on derivative contracts	20,763,253	20,763,253	-
Write down of option payments	100,000	-	-

	20,860,056	20,760,056	-

NET LOSS	$ (25,925,918)	$ (23,280,038)	$ (103,553)

BASIC AND DILUTED LOSS PER SHARE		$ (1.48)	$ (0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED		15,706,798	6,200,000

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

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(An Exploration Stage Enterprise)

Interim Consolidated Statement of Stockholders’ Deficit (continued) (Unaudited)

For the period from inception on July 21, 2004 to March 31, 2006

						Deficit
				Expenses		Accumulated
	Common Stock		Additional	Prepaid		During the
	Number	Par	Paid-In	With	Treasury	Exploration
	of Shares	Value	Capital	Stock	Stock	Stage	Total

March 7, 2006 issuance of common
stock for financing fees	74,231	74	61,176	-	-	-	61,250

March 7, 2006 issuance of common
stock for debt settlement	16,000	16	19,024	-	-	-	19,040

Stock based compensation	-	-	1,643,975	-	-	-	1,643,975

Reclassification of warrants from equity (restated)	-	-	(330,365)	-	-	-	(330,365)

Net loss for the period ended
March 31, 2006 (restated)	-	-	-	-	-	(23,280,038)	(23,280,038)

Balance, March 31, 2006 (restated)	23,658,285	$ 23,658	$4,102,227	$ -	$ (7,758)	$(25,925,918)	$(21,807,791)

Wentworth Energy, Inc.
(Formerly Avondale Capital I Corp.)
(An Exploration Stage Enterprise)

Interim Consolidated Statements of Cash Flow (Unaudited)
	Cumulative,	Three Months	Three Months
	Inception to	Ended	Ended
	March 31, 2006 Restated	March 31, 2006 Restated	March 31, 2005
OPERATING ACTIVITIES
Net loss for the period	$ (25,925,918)	$ (23,280,038)	$ (103,553)
Add/(deduct) non-cash items
Depreciation	1,353	493	153
Stock based compensation	2,455,510	1,643,975	-
Amortization of discount on convertible debentures	110,556	110,556	-
Loss on derivative contracts	20,763,253	20,763,253	-
Amortization of deferred financing costs	46,820	18,153	-
Impairment of oil and gas properties	312,200	-	-
Write-down of option payments	100,000	-	-
Stock issued for services	204,484	19,040	-
Changes in non-cash working capital items
Accounts receivable and accrued receivables	(15,880)	(8,439)	(1,176)
Prepaid expenses and deposits	(187,397)	(191,235)	-
Accounts payable and accrued liabilities	21,871	16,340	39,431
Advanced from related parties	159,841	108,187	(5,281)
Share subscriptions payable	(1,500)	(1,500)	-

Cash used by operating activities	(1,954,807)	(801,215)	(70,426)

FINANCING ACTIVITIES
Checks issued in excess of deposits	-	-	(1,331)
Loan receivable	-	-	(18,500)
Deferred financing costs	(184,500)	(172,000)	-
Proceeds from convertible note payable	183,500	-	-
Proceeds from convertible debentures payable	1,500,000	1,500,000	-
Shares issued for cash	1,514,277	112,500	158,200

Cash provided by financing activities	3,013,277	1,440,500	138,369

INVESTING ACTIVITIES
Cash received on recapitalization	5,821	-	-
Cash invested in Wentworth Oil Sands, Inc.	(969)	(969)	-
KLE Mineral Holdings, LLC option payments	(30,000)	-	-
Acquisition of equipment	(9,868)	(7,000)	(1,012)
Acquisition of oil and gas property	(531,789)	(66,585)	(40,492)
Proceeds from sale of oil and gas property interest	180,463	-	-

Cash used by investing activities	(386,342)	(74,554)	(41,504)

CASH INCREASE DURING PERIOD	672,128	564,731	26,439

CASH, BEGINNING OF PERIOD	-	107,397	-

CASH, END OF PERIOD	$ 672,128	$ 672,128	$ 26,439

SUPPLEMENTAL DISCLOSURE:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

NON-CASH ACTIVITIES:
Issued stock for reduction of payables	$ -	$ 59,225	$ -
Issued stock for assets acquired	$ 9,696	$ -	$ -
Issued stock for deferred financing fees	$ 152,750	$ 125,250	$ -
Transfer of oil and gas property to equity investments	$ 100,001	$ 100,001	$ -
Debt discount	$ 1,500,000	$ 1,500,000	$ -
Treasury stock issued for collateral	$ 7,758	$ 7,758	$ -

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

d)

Equity investments

The Company uses the equity method of accounting for its investment in Wentworth Oil Sands, Inc. as it does not exercise day-to-day control over the investment.  The investment in Wentworth Oil Sands, Inc. at equity, consists of capital contributions less the Company’s proportionate share of net losses for the period ended March 31, 2006.

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(An Exploration Stage Enterprise)

Notes to the Interim Consolidated Financial Statements (Unaudited)

March 31, 2006

2.

Significant Accounting Policies (continued)

e)

Deferred finance costs

Finance costs with respect to the 12% convertible note totalling $40,000 were recorded May 4, 2005, and are being expensed using the interest method over the remaining months until maturity of the note on May 4, 2006.

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

l)

Recent pronouncement

   In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28."  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes retrospective application, of the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error.  It also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error.  During the three month period ended March 31, 2006, the Company adopted SFAS 154. The Company reviewed the guidance of SFAS No. 154 when preparing disclosures regarding the restatement detailed in Note 13.

3.

Unproved Oil and Gas Properties

Pecos County, Texas

In January 2006, the Company acquired a 63.75% working interest in the Pecos County property covering approximately 130 acres in Pecos County, Texas. Capitalized costs for this property to March 31, 2006 total $130,109 and include acquisition, exploration and asset retirement obligation costs.

Archer County, Texas

The company owns a 100% working interest (an 81.25% net revenue interest) in the Wuckowitsch and Burnett property covering 240 acres in Archer County, Texas. The company purchased leases to this property by issuing 10,000 common shares in September 2005. The property comprises four producing wells and 38 inactive wells. Capitalized costs total $197,100, which include acquisition and asset retirement obligation costs.

Capitalized Costs Relating to Oil and Gas Producing Activities

	March 31, 2006	December 31, 2005
Unproved oil and gas properties	$ 639,410	$ 609,301
Proved oil and gas properties	-	-
Support equipment and facilities	-	-
Less accumulated depreciation, depletion, amortization and valuation allowances	(312,200)	(312,200)
Net capitalized costs	$ 327,210	$ 297,101

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

March 31, 2006

3.

Unproved Oil and Gas Properties (continued)

Accumulated depreciation, depletion, amortization and valuation allowances include impairment costs of $312,200 as of March 31, 2006 and December 31, 2005.  There are no net capitalized costs from the Company’s share of equity method investees.

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

	Three months ended March 31, 2006	Three months ended March 31, 2005
Property acquisition costs
Proved	$ -	$ -
Unproved, net of proceeds of sale	(36,250)	30,000
Total acquisition costs	(36,250)	30,000
Exploration costs	2,834	10,492
Development costs	-	-
Asset retirement costs	63,525	-
Company’s share of equity method investees’ cost of property acquisition, exploration and development	-	-

Reserve Quantity Information

The Company, directly or through interests in equity method investees, had no proved reserves as of March 31, 2006 or December 31, 2005.

Results of Operations for Oil and Gas Producing Activities for the Nine Months Ended September 30, 2006 and 2005

	Three months ended March 31, 2006	Three months ended March 31, 2005
Oil and gas sales	$24,137	$ -

Production costs	21,460	-

Results of operations for oil and gas producing activities (excluding corporate overhead and finance costs)	$ 2,677	$ -

4.

Convertible Loans Payable and Lines of Credit

March 31, 2006

12% Convertible Note	$ 183,500

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

March 31, 2006

4.

Convertible Loans Payable and Lines of Credit (continued)

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

6.

Asset Retirement Obligation

The following table summarizes the changes in the Company’s asset retirement liability in respect of the plugging, reclamation and abandonment costs of its oil and gas properties during the three-month period ended March 31, 2006 and 2005:

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

Notes to the Interim Consolidated Financial Statements (Unaudited)

March 31, 2006

7.

Convertible Debentures Payable (continued)

The convertible debentures are due and payable on January 11, 2009.  The principal and accrued interest on the convertible debentures may, at the option of the holder during the term of the convertible debentures, be converted into shares of the Company’s common stock at a rate of the lesser of $0.65 per share and 85% of the lowest volume-weighted average price of the Company’s common stock during the 15 trading days preceding the conversion date.  The investor has contractually agreed to restrict its ability to convert the convertible debentures to an amount less than 5% of the then-issued shares of common stock of the Company.  In addition, the investor will not convert more than $150,000 of the principal in any 30-day period. The convertible debentures are collateralized by 7,758,000 shares of the Company’s treasury stock held in escrow.

In connection with the debentures, the Company recorded a $1,500,000 debt discount due to the value of the equity consideration and beneficial conversion feature of the financing, pursuant to the guidance issued by the Emerging Issues Task Force.  The debt discount is being amortized using the interest method over the life of the related debentures and $6,389 was expensed during the quarter ended March 31, 2006.

Because the convertible debentures and the related warrants have a feature wherein the conversion price resets and carry registration rights, the Company has analyzed the debentures and the related warrants pursuant to EITF 00-19.  This provision results in a bifurcation of the conversion feature and the related warrants from the debt and accounting for these instruments as a derivative contract liability with changes in fair value recorded in the income statement.

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

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(An Exploration Stage Enterprise)

Notes to the Interim Consolidated Financial Statements (Unaudited)

March 31, 2006

8.

Warrants Outstanding (continued)

As at March 31, 2006 and December 31, 2005, all warrants are vested and exercisable.  The warrants granted during the period ended March 31, 2006 are in respect of the convertible debentures described in note 7 and contain registration rights as described therein.

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

10.

Stock Based Compensation

Stock compensation expense under SFAS No. 123 (revised 2004) for the three month periods ended March 31, 2006 and 2005 was $1,643,975 and $Nil, respectively, resulting in an increase to operating expenses and net loss.  This expense increased basic and diluted loss per share by $0.10 and $0.00 for the quarter ended March 31, 2006 and 2005, respectively, compared to reported basic and diluted loss per share of ($1.11) and ($0.02), respectively.  The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

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

March 31, 2006

10.

Stock Based Compensation (continued)

Stock Options as of the Quarterly Period Ended March 31, 2006:

The Company has no written stock option plan.  On January 9, 2006, the Company’s Board of Directors approved a stock option arrangement wherein members of the Board of Directors will be granted 200,000 options each at a strike price of $0.50 per share as annual compensation for their services in 2005.  For their services in future years, directors will be granted 200,000 options each at a strike price equal to market value on the date of grant.

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

13.

Restatement of Interim Consolidated Financial Statements

The Company has retroactively restated certain of its amounts reported for the quarter and year to date ended March 31, 2006.  The restatements were made to correct the manner in which warrants issued and classified as stockholders' equity in 2005 are reported in 2006 and the manner in which deferred finance costs and the discount on convertible debentures are amortized.

EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock," requires that warrants be reassessed at each balance sheet date to determine whether they should be reclassified as derivative liabilities, rather than stockholders' equity, if applicable as a result of events during the period.  In addition, guidance from SFAS No. 154, “Accounting Changes and Error Corrections,” was reviewed with regard to this matter.  As a result, the Company retroactively restated the consolidated financial statements to apply appropriate accounting treatment to these items.  Specifically, on January 12, 2006, the Company issued convertible debentures containing provisions which could cause the warrants issued in 2005 to require net-cash settlement in some circumstances.  Accordingly, EITF 00-19 requires those warrants to be reclassified and recorded as of March 31, 2006 as derivative contract liabilities at their fair value, with any fluctuation to the fair value of that liability recorded to current operations.

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(An Exploration Stage Enterprise)

Notes to the Interim Consolidated Financial Statements (Unaudited)

March 31, 2006

13.

Restatement of Interim Consolidated Financial Statements (continued)

In accordance with SFAS 154, the Company’s interim consolidated balance sheet as of March 31, 2006 has been restated to reflect the changes in stockholders’ equity derivative contract liability, the Company’s interim consolidated statement of operations for the three-month period ended March 31, 2006  has been restated to reflect, the change in loss on derivative contracts, the Company’s interim consolidated statement of stockholders’ deficit for the period from inception on July 21, 2004 to March 31, 2006 has been restated to reflect the change in additional paid-in capital and the net loss for the period, and the Company’s interim consolidated statement of cash flow for the three-month period ended March 31, 2006 has been restated to reflect the change in the net loss for the period, and the loss on derivative contracts.

APB Opinion No. 21 requires the use of the interest method to amortize deferred financing costs and debt discounts. The Company was using the straight line method which can be used only if it does not differ materially from the results of the interest method.  Accordingly, the Company’s interim consolidated balance sheet as of March 31, 2006 has been restated to reflect the changes in stockholders’ deficit, deferred finance costs and discount on convertible debentures, The Company’s interim consolidated statement of operations for the three month period ended March 31, 2006 has been related to reflect changes in interest and bank charges and finance costs, the Company’s interim consolidated statement of stockholders’ deficit for the period from inception on July 21, 2004 to March 31, 2006 has been restated to reflect the change in the net loss for the period, and the Company’s interim consolidated statement of cash flow for the three month period ended March 31, 2006, has been restated to reflect the change in net loss for the period, amortization of discount on convertible debentures and amortization of finance costs.

On July 26, 2006, the Company changed its method of accounting for its oil and gas properties from the full cost method to the successful efforts method. Management believes the successful efforts method better conforms to industry practice and is the preferred method under generally accepted accounting principles.  Management believes the change in accounting method did not affect prior years’ financial results or prior quarterly results, because all mineral interests were unproved.  Therefore, restatement of the carrying value of unproved oil and gas properties in the current period is not required.

The following is a summary of the impact of the restatements on the Company’s interim consolidated balance sheet as of March 31, 2006:

	March 31, 2006
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Deferred finance cost	$ 279,715	$ 10,715	(c)	$ 290,430
Total assets	1,662,648	10,715		1,673,363
Derivative contract liability	16,445,364	6,148,254	(a,b)	22,593,618
Total current liabilities	17,222,344	6,148,254		23,370,598
Discount on convertible debentures payable	(1,395,833)	6,389	(c)	(1,389,444)
Total liabilities	17,326,511	6,154,643		23,481,154
Additional paid-in capital	4,432,592	(330,365)	(a)	4,102,227
Deficit accumulated during exploration stage	(20,112,355)	(5,813,563)	(b,c)	(25,925,918)
Total stockholders’ deficit	(15,663,863)	(6,143,928)	(a,b,c)	(21,807,791)

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(An Exploration Stage Enterprise)

Notes to the Interim Consolidated Financial Statements (Unaudited)

March 31, 2006

13.

Restatement of Interim Consolidated Financial Statements (continued)

The following is a summary of the impact of the restatements on the Company’s interim consolidated statement of operations for the three-month period ended March 31, 2006:

	Three-Month Period Ended March 31, 2006
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Finance costs	$ 28,868	$ (10,715)	(c)	$ 18,153
Interest and bank charges	139,527	6,389	(c)	145,916
Total expense	2,526,985	(4,326)		2,522,659
Loss from operations	(2,524,308)	4,326		(2,519,982)
Loss on derivative contracts	$14,945,364	$5,817,889	(b)	$20,763,253
Total other (revenue)/expense items	14,942,167	5,817,889		20,760,056
Net loss	(17,466,475)	(5,813,563)		(23,280,038)
Basic and diluted loss per share	(1.11)	(0.37)		(1.48)

The following is a summary of the impact of the restatements on the Company’s interim consolidated statement of stockholders’ deficit for the period from inception on July 21, 2004 to March 31, 2006:

	Period Ended March 31, 2006
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Reclassification of warrants	$ -	$ (330,365)	(a)	$ (330,365)
Net loss for the period ended March 31, 2006	(17,466,475)	(5,813,563)	(b,c)	(23,280,038)
Total additional paid-in capital	4,432,592	(330,365)		4,102,227
Total deficit accumulated during the exploration stage	(20,112,355)	(5,813,563)		(25,925,918)
Total stockholders’ deficit	(15,663,863)	(6,143,928)		(21,807,791)

The following is a summary of the impact of the restatements on the Company’s interim consolidated statement of cash flow for the three-month period ended March 31, 2006:

	Three-Month Period Ended March 31, 2006
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Net loss for the period	$(17,466,475)	$(5,813,563)	(b,c)	$(23,280,038)
Finance costs	28,868	(10,715)	(c)	18,153
Interest and bank charges	139,527	6,389	(c)	145,916
Loss on derivative contracts	14,945,364	5,817,889	(b)	20,763,253

(a)

To reallocate $330,365 of warrants issued in 2005 and recorded as equity, as derivative liabilities in January 2006 upon the issuance of convertible debentures which could cause those warrants to require net-cash settlement in some circumstances.

(b)

To increase the loss on derivative contracts by $5,817,889 for the change in the value of warrants recorded as derivative liabilities for the three-month period ended March 31, 2006.

(c)

To decrease finance costs by $10,715 and increase interest and bank charges by $6,389 for the change in amortization calculated on deferred finance costs and discount on convertible debentures for the thee-month period ended March 31, 2006.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

During the first fiscal quarter ended March 31, 2006, we incurred a loss of $23,280,038, as compared to a loss of $103,553 during the first quarter of 2005.  We had revenue of $24,137 in the first quarter of 2006 as compared with $0 in the equivalent period in 2005, and this reflects the commencement of crude oil production in late 2005.  Our operating expenses during the first quarter of 2006 totalled $2,522,659, as compared to expenses of $103,553 during the first quarter of 2005.  This $2,419,106 increase is the result of the commencement of active operation during the second quarter of 2005.  These expenses consisted primarily of: consulting fees of $1,722,314, which includes $1,643,975 of non-cash stock-based compensation in respect of stock options vesting during the quarter to officers, directors and consultants; $402,011 of promotional expenses relating to investor communications; and $145,916 of interest and bank charges, which included $110,558 of non-cash amortization of the discount on the convertible debentures.  Other expenses included $20,763,253 of non-cash loss as a result of the change in the fair value of the derivative contracts, as described in Note 7 to the financial statements.  Our loss for the first fiscal quarter ended March 31, 2005 consisted primarily of consulting fees of $33,273 relating to the identification of, and due diligence regarding, potential property acquisitions, management fees of $15,000, interest and bank charges of $12,659 relating primarily to promissory notes payable, and travel costs of $13,447 relating to identification of potential property acquisitions.

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

Financial Condition and Changes in Financial Condition

As of March 31, 2006, we had cash of $672,128 and a working capital deficiency of $22,424,360. This represents an increase in the working capital deficiency of $21,956,540 since our December 31, 2005 year end and relates primarily to a $22,593,618 increase in the fair value of the derivative contract liability as at March 31, 2006, as described in Note 7 to the financial statements.

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

Derivative Instruments

In accordance with the interpretive guidance in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” we valued the conversion feature of the secured convertible debentures and warrants we issued in January 2006 as a derivative liability.  We must make certain periodic assumptions and estimates to value the derivative liability.  Factors affecting the amount of this liability include changes in our stock price and the computed volatility of our stock price. The change in value is reflected in our statements of operations as non-cash income or expense, and the changes in the carrying value of derivatives may have a material impact on our financial statements.  For the three month period ended March 31, 2006, we recorded a non-cash expense of $20,763,253 upon revaluation of the instruments that are subject to this accounting treatment. The derivative liability associated with these warrants is reflected on our balance sheets as a short-term liability. This liability will remain until the secured convertible debentures are converted, exercised or repaid, and until the warrants are exercised, expire, or other events occur to cause the termination of the derivative accounting, the timing of which may be outside our control.

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

November 26, 2007