Form 10QSB/A
period 2006-06-30
Wentworth Energy, Inc.
filed 2007-11-27
CIK 1138932

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

No [X]

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

Page
Interim Consolidated Balance Sheets	2
Interim Consolidated Statements of Operations	3
Interim Consolidated Statement of Stockholders’ Deficit	4 - 6
Interim Consolidated Statements of Cash Flow	7
Notes to the Interim Consolidated Financial Statements	8 - 22

The information in this amended Form 10-QSB includes the following changes from the first amendment filed on December 20, 2006:

1.

Our balance sheet as of June 30, 2006 is restated to correct the manner in which warrants issued and classified as stockholders' equity in 2005 are reported in 2006.  On January 12, 2006, the Company issued convertible debentures containing provisions which could cause the warrants issued in 2005 to require net-cash settlement in some circumstances.  Accordingly, those warrants have been reclassified and have been recorded as of June 30, 2006 as derivative contract liabilities at their fair value, with any fluctuation to the fair value of that liability recorded to current operations.  The Company’s balance sheet as of June 30, 2006 has been restated to reflect a decrease in additional paid-in capital of $330,365 and an increase in derivative contract liability and stockholders’ deficit of $275,341.  The Company’s statement of operations for the six-month period ended June 30, 2006 has been restated to reflect a decrease in the loss on derivative contracts and net loss of $55,024.  These changes are described in more detail in Note 14 to the financial statements;

2.

Further restatements were made to correct the manner in which deferred finance costs and discount on convertible debentures were being amortized.  APB Opinion No. 21 requires the use of the interest method to amortize these items. We were using the straight-line method, which can be used only if it does not differ materially from the results of the interest method.  Accordingly, our balance sheet has been restated to reflect a decrease in deferred finance costs of $56,666, an increase in discount on convertible debentures of $84,222 and an increase in stockholder’s deficit of $27,556.  Our statement of operations for the six month period ended June 30, 2006 has been restated to reflect an increase in finance costs of $56,666, a decrease in interest and bank charges of $84,222 and a decrease in net loss of $27,556.  These changes are described in more detail in Note 14 to the financial statements; and

3.

The notes to our financial statements for the period ended June 30, 2006 include additional and expanded disclosure of our oil and gas properties.

All business and historical information is as of the original filing date, does not reflect subsequent events and may include prospective information that has been superseded in subsequent Securities and Exchange Commission filings.

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(An Exploration Stage Enterprise)

Interim Consolidated Balance Sheets (Unaudited)

	(Unaudited)
	June 30, 2006	December 31, 2005
	Restated
ASSETS
CURRENT ASSETS
Cash	$ 9,274	$ 107,397
Accounts receivable and accrued receivables	-	7,441
Other receivables	18,750	-
Prepaid expenses and deposits	616,435	66,995

Total Current Assets	644,459	181,833

UNPROVED OIL AND GAS PROPERTIES	2,435,402	297,101

EQUIPMENT, net	26,757	2,008

INVESTMENT IN REDROCK OIL SANDS, INC., at equity	365,527	-

DEFERRED FINANCE COSTS, net	195,172	11,333

Total Assets	$3,667,317	$ 492,275

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$ 247,827	$ -
Accounts payable and accrued liabilities	434,698	164,774
Share subscriptions payable	-	60,725
Demand note payable	500,000	-
Due to related parties	221,263	51,654
Asset retirement obligation	288,041	189,000
Convertible note payable	-	183,500
Derivative contract liability	5,835,231	-

Total Current Liabilities	7,527,060	649,653

Convertible debentures payable	1,055,000	-
Discount on convertible debentures payable	(969,569)	-

Total Liabilities	7,612,491	649,653

COMMITMENTS, CONTINGENCIES
AND SUBSEQUENT EVENTS (Notes 12 and 13)

STOCKHOLDERS' DEFICIT
Preferred shares, 2,000,000 shares authorized, $0.001 par value;
no shares issued and outstanding in 2006 and 2005	-	-
Common shares, 98,000,000 shares authorized, $0.001 par value;
26,330,757 issued and 18,572,757 outstanding in 2006 and
15,132,111 shares issued and outstanding in 2005	26,331	15,132
Additional paid-in capital	11,339,763	2,473,370
Treasury stock, at cost, 7,758,000 shares in 2006	(7,758)	-
Deficit accumulated during exploration stage	(15,303,510)	(2,645,880)

Total Stockholders' Deficit	(3,945,174)	(157,378)

Total Liabilities and Stockholders' Deficit	$3,667,317	$ 492,275

The accompanying notes are an integral part of these financial statements

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(An Exploration Stage Enterprise)

Interim Consolidated Statements of Operations (Unaudited)

	Cumulative	Three Months	Three Months	Six Months	Six Months
	Inception to	Ended	Ended	Ended	Ended
	June 30, 2006 Restated	June 30, 2006 Restated	June 30, 2005	June 30, 2006 Restated	June 30, 2005

OIL AND GAS REVENUE	$ 71,562	$ 17,752	$ -	$ 41,889	$ -
PRODUCTION COSTS	115,236	47,298	-	68,758	-

GROSS PROFIT/(LOSS)	(43,674)	(29,546)	-	(26,869)	-

EXPENSES
Consulting (including stock based compensation)	7,400,443	4,280,291	550,826	6,002,605	552,631
Depreciation	2,834	1,481	307	1,974	307
Finance costs	404,496	295,260	6,667	313,413	6,667
Impairment of oil and gas property	312,200	-	-	-	108,534
Interest and bank charges	666,345	457,493	17,376	603,409	23,443
Investor relations	829,131	325,020	15,589	727,031	17,089
Management fees	445,490	75,770	97,839	149,270	97,839
Office and miscellaneous	132,531	46,407	14,486	77,097	14,486
Professional fees	623,967	464,379	16,115	528,951	21,344
Property evaluation costs	32,174	22,174	10,000	22,174	10,000
Regulatory fees	15,468	5,138	159	8,434	673
Rent	31,672	10,700	2,712	17,739	2,712
Transfer agent	11,131	775	2,328	2,350	2,528
Travel	123,204	6,308	18,897	55,499	18,897
Utilities	12,755	911	(474)	4,820	(474)

	11,043,841	5,992,107	752,827	8,514,766	876,676

LOSS FROM OPERATIONS	(11,087,515)	(6,021,653)	(752,827)	(8,541,635)	(876,676)

OTHER (REVENUE)/EXPENSE ITEMS
Interest income	(6,813)	(3,616)	-	(6,813)	-
Equity in loss of investment	117,942	117,942	-	117,942	-
(Gain) loss on derivative contracts	4,004,866	(16,758,387)	-	4,004,866	-
Write down of option payments	100,000	-	100,000	-	100,000

	4,215,995	(16,644,061)	100,000	4,115,995	100,000

NET INCOME (LOSS)	$ (15,303,510)	$ 10,622,408	$ (852,827)	$ (12,657,630)	$ (976,676)

BASIC AND DILUTED INCOME (LOSS) PER SHARE		$ 0.66	$ (0.08)	$ (0.80)	$ (0.11)

WEIGHTED AVERAGE SHARES OUTSTANDING – basic and diluted		16,145,732	10,963,367	15,890,850	8,594,842

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

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(An Exploration Stage Enterprise)

Interim Consolidated Statement of Stockholders’ Deficit (continued) (Unaudited)

For the period from inception on July 21, 2004 to June 30, 2006

						Deficit
				Expenses		Accumulated
	Common Stock		Additional	Prepaid		During the
	Number	Par	Paid-In	With	Treasury	Exploration
	of Shares	Value	Capital	Stock	Stock	Stage	Total

March 7, 2006 issuance of common
stock for professional services	74,231	74	61,176	-	-	-	61,250

March 7, 2006 issuance of common
stock for debt settlement	16,000	16	19,024	-	-	-	19,040

May 1, 2006 issuance of common stock
upon conversion of debt	122,333	122	183,378	-	-	-	183,500

June 15, 2006 issuance of common stock
upon conversion of debt	684,615	685	444,315	-	-	-	445,000

June 22, 2006 issuance of common
stock for cash	125,000	125	499,875	-	-	-	500,000

June 28, 2006 issuance of common
stock upon exercise of options	75,000	75	18,675	-	-	-	18,750

June 28, 2006 issuance of common
stock for services	155,000	155	292,795	-	-	-	292,950

June 28, 2006 issuance of common
stock for equity investment	200,000	200	377,800	-	-	-	378,000

June 28, 2006 issuance of common
stock upon exercise of warrants	1,310,524	1,311	1,279,213	-	-	-	1,280,524

Stock based compensation	-	-	5,785,460	-	-	-	5,785,460

Reclassification of warrants from equity (restated)	-	-	(330,365)	-	-	-	(330,365)

Net loss for the period ended
June 30, 2006 (restated)	-	-	-	-	-	(12,657,630)	(12,657,630)

Balance, June 30, 2006 (restated)	26,330,757	$ 26,331	$11,339,763	$ -	$ (7,758)	$(15,303,510)	$ (3,945,174)

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(An Exploration Stage Enterprise)

Interim Consolidated Statements of Cash Flow (Unaudited)

	Cumulative	Six Months	Six Months
	Inception to	Ended	Ended
	June 30, 2006 Restated	June 30, 2006 Restated	June 30, 2005
OPERATING ACTIVITIES
Net loss for the period	$ (15,303,510)	$ (12,657,630)	$ (976,676)
Add/(deduct) non-cash items
Depreciation	2,834	1,974	307
Stock based compensation	6,596,995	5,785,460	494,889
Amortization of discount on convertible debentures	530,431	530,431	-
Equity in loss of investment	117,942	117,942	-
Loss on derivative contracts	4,004,866	4,004,866	-
Amortization of deferred financing costs	142,078	113,411	-
Impairment of oil and gas property	312,200	-	108,534
Write-down of option payments	100,000	-	100,000
Stock issued for services	497,434	311,990	7,732
Changes in non-cash working capital items
Accounts receivable and accrued receivables	(18,750)	(11,309)	(1,176)
Prepaid expenses and deposits	(545,602)	(549,440)	(10,167)
Accounts payable and accrued liabilities	275,455	269,924	(119,087)
Advanced from related parties	221,263	169,609	129,734

Cash provided (used) by operating activities	(3,066,364)	(1,912,772)	(265,910)

INVESTING ACTIVITIES
Cash received on recapitalization	5,821	-	5,821
Cash invested in Redrock Oil Sands, Inc.	(5,468)	(5,468)	-
KLE Mineral Holdings, LLC option payments	(30,000)	-	(30,000)
Acquisition of equipment	(29,591)	(26,723)	(1,012)
Acquisition of oil and gas property	(2,604,465)	(2,139,261)	(94,624)
Proceeds from sale of oil and gas property interest	180,463	-	-

Cash used by investing activities	(2,483,240)	(2,171,452)	(119,815)

FINANCING ACTIVITIES
Deferred financing costs	(184,500)	(172,000)	(12,500)
Share subscriptions payable	(1,500)	(1,500)	91,500
Proceeds from convertible note payable	183,500	-	183,500
Proceeds from convertible debentures payable	1,500,000	1,500,000	-
Proceeds from demand notes payable	500,000	500,000	-
Borrowings from overdrafts payable	247,827	247,827	-
Common stock issued for cash	3,313,551	1,911,774	143,700

Cash provided by financing activities	5,558,878	3,986,101	406,200

CHANGE IN CASH DURING PERIOD	9,274	(98,123)	20,475

CASH, BEGINNING OF PERIOD	-	107,397	-

CASH, END OF PERIOD	$ 9,274	$ 9,274	$ 20,475

SUPPLEMENTAL DISCLOSURE:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issued common stock for reduction of payables	$ 59,225	$ 59,225	$ -
Issued common stock for conversion of debt	$ 628,500	$ 628,500	$ -
Issued common stock for assets acquired	$ 9,696	$ -	$ -
Issued common stock for investment	$ 378,000	$ 378,000	$ -
Issued common stock for deferred financing fees	$ 191,750	$ 125,250	$ -
Transfer of oil and gas property to equity investments	$ 100,001	$ 100,001	$ -
Record discount on convertible debt	$ 1,500,000	$ 1,500,000	$ -
Treasury stock issued for collateral	$ 7,758	$ 7,758	$ -

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

Notes to the Interim Consolidated Financial Statements (Unaudited)

June 30, 2006

2.

Significant Accounting Policies (continued)

d)

Equity investments

The Company uses the equity method of accounting for its investment in Redrock Oil Sands, Inc. (formerly Wentworth Oil Sands, Inc.) as it does not exercise day-to-day control over the investment.  The investment in Redrock Oil Sands, Inc. at equity, consists of capital contributions less the Company’s proportionate share of net losses for the period ended June 30, 2006.

e)

Deferred finance costs

Finance costs with respect to the 12% convertible note totalling $40,000 were recorded May 4, 2005, and were being expensed using the interest method over the life of the note.  During the quarter ended June 30, 2006, these costs were fully amortized.

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

l)

Recent pronouncement

   In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28."  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes retrospective application, of the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error.  It also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error.  During the six month period ended June 30, 2006, the Company adopted SFAS 154. The Company reviewed the guidance of SFAS No. 154 when preparing disclosures regarding the restatement detailed in Note 14.

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(An Exploration Stage Enterprise)

Notes to the Interim Consolidated Financial Statements (Unaudited)

June 30, 2006

3.

Unproved Oil and Gas Properties

Pecos County, Texas

In January 2006, the Company acquired a 63.75% working interest in the Pecos County property covering approximately 130 acres in Pecos County, Texas. Capitalized costs for this property to June 30, 2006 total $152,968 and include acquisition, exploration and asset retirement obligation costs.

Polk County, Texas

In April 2006, the Company acquired an 87.5% working interest in the Polk County property in Polk County, Texas. The Company purchased the leases to this property by making a cash payment of $100,000.  In addition, during the three months ended June 30, 2006, the Company capitalized $1,972,016 for its working interest share of the costs relating to the re-entry, drilling and refracturing of a well on the property and asset retirement costs.  As of June 30, 2006, the refracturing of the well was still in progress.

Freestone County, Texas

In April 2006, the Company acquired a 100% working interest in the Freestone County property covering approximately 26 acres in Freestone County, Texas. The Company purchased the leases to this property by making a cash payment of $13,318.

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

Capitalized Costs Relating to Oil and Gas Producing Activities

	June 30, 2006	December 31, 2005
Unproved oil and gas properties	$2,747,602	$ 609,301
Proved oil and gas properties	-	-
Support equipment and facilities	-	-
Less accumulated depreciation, depletion, amortization and valuation allowances	(312,200)	(312,200)
Net capitalized costs	$2,435,402	$ 297,101

Accumulated depreciation, depletion, amortization and valuation allowances include impairment costs of $312,200 as of June 30, 2006 and December 31, 2005.  There are no net capitalized costs from the Company’s share of equity method investees.

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(An Exploration Stage Enterprise)

Notes to the Interim Consolidated Financial Statements (Unaudited)

June 30, 2006

3.

Unproved Oil and Gas Properties (continued)

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

	Six months ended June 30, 2006	Six months ended June 30, 2005
Property acquisition costs
Proved	$ -	$ -
Unproved, net of proceeds of sale	77,068	(50,326)
Total acquisition costs	77,068	(50,326)
Exploration costs	1,962,192	144,950
Development costs	-	-
Asset retirement costs	99,041	-
Company’s share of equity method investees’ cost of property acquisition, exploration and development	-	-

Reserve Quantity Information

The Company, directly or through interests in equity method investees, had no proved reserves as of June 30, 2006 or December 31, 2005.

Results of Operations for Oil and Gas Producing Activities for the Nine Months Ended September 30, 2006 and 2005

	Six months ended June 30, 2006	Six months ended June 30, 2005
Oil and gas sales	$ 41,889	$ -

Production costs	68,758	-
Exploration costs	22,174	10,000
Impairment of oil and gas properties	-	108,534
Total oil and gas expense	90,932	118,534

Net loss oil and gas operations	(49,043)	(118,534)
Income tax expense	-	-

Results of operations for oil and gas producing activities (excluding corporate overhead and finance costs)	$ (49,043)	$ (118,534)

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

7.

Asset Retirement Obligation

The following table summarizes the changes in the Company’s asset retirement liability in respect of the plugging, reclamation and abandonment costs of its oil and gas properties during the six-month period ended June 30, 2006 and 2005:

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

In connection with the debentures, the Company recorded a $1,500,000 debt discount due to the value of the equity consideration and beneficial conversion feature of the financing, pursuant to the guidance issued by the Emerging Issues Task Force.  The debt discount is being amortized using the interest method over the life of the related debentures and $95,258 and $102,078 was expensed during the three months and six months ended June 30, 2006, respectively.

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

As at June 30, 2006 and December 31, 2005, all warrants are vested and exercisable.  The warrants granted during the period ended June 30, 2006 are in respect of the convertible debentures described in note 8 and contain registration rights as described therein.

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

11.

Stock Based Compensation

Stock compensation expense under SFAS No. 123 (revised 2004) for the three and six months ended June 30, 2006, respectively, was $4,141,485 and $5,785,460, and for the same periods in 2005 were $494,889 and $494,889 respectively, resulting in an increase to operating expenses and net loss.  This expense increased basic and diluted loss per share by $0.36 and $0.05 for the six months ended June 30, 2006 and 2005, respectively. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

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

The following table summarizes stock options outstanding and changes during the six months ended June 30, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Options outstanding at January 1, 2006	8,335,000	$ 0.42
Granted	2,200,000	2.80
Exercised	(525,000)	0.25

Options outstanding at June 30, 2006	10,010,000	$ 0.94	2.11	$ 11,889,050

Options exercisable at June 30, 2006	7,004,250	$ 0.87	2.13	$ 8,708,653

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

On April 10, 2006, PIN Financial LLC initiated a lawsuit in the U.S. Southern District Court of New York against the Company in which PIN Financial LLC claimed commissions totaling $150,000 in cash and 230,769 shares of the Company’s common stock in respect of the Company’s January 2006 issuance of $1,500,000 of secured convertible debentures to Cornell Capital Partners, LP.  Both the Company and Cornell Capital Partners, LP deny and dispute the claim.  Management intends to aggressively defend the action and believes financial loss is not probable.  No accrual for a loss contingency has been recorded in the consolidated financial statements.

On May 24, 2006 the Company initiated a lawsuit in the District Court of Tarrant County, Texas against KLE Mineral Holdings, LLC (“KLE”) of Lexington, Kentucky for the recovery of $118,000, interest, attorney’s fees, costs and such other relief to which the Company may be entitled. The claim arose as a result of KLE’s failure to refund, as agreed, $118,000 of option payments made by the Company in 2005 in connection with certain coal mineral interests in the Hazard Coal District in eastern Kentucky.  The success of this claim is uncertain and no accrual for a gain contingency has been recorded in the consolidated financial statements.

The Company is in dispute with Utah Oil Sands, Inc. in which the Company declined to purchase certain tar sands leases in Utah for consideration of 1,000,000 shares of the common stock of the Company.  The Company claimed the leases were not as represented and the parties agreed to terminate the purchase agreement in November 2005. Legal action has not been initiated with respect to this dispute.  Management believes financial loss is not probable and no accrual for a loss contingency has been recorded in the consolidated financial statements.

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

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(An Exploration Stage Enterprise)

Notes to the Interim Consolidated Financial Statements (Unaudited)

June 30, 2006

13.

Subsequent Events (continued)

On July 26, 2006, the Company cancelled 7,758,000 treasury shares that were registered in the name of Wentworth Energy, Inc. and held in escrow.

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

EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock," requires that warrants be reassessed at each balance sheet date to determine whether they should be reclassified as derivative liabilities, rather than stockholders' equity, if applicable as a result of events during the period. In addition, guidance from SFAS No. 154, “Accounting Changes and Error Corrections,” was reviewed with regard to this matter.  As a result, the Company retroactively restated the consolidated financial statements to apply appropriate accounting treatment for certain of the Company’s warrants in the period.  Specifically, on January 12, 2006, the Company issued convertible debentures containing provisions which could cause the warrants issued in 2005 to require net-cash settlement in some circumstances.  Accordingly, EITF 00-19 requires those warrants to be reclassified and recorded as of June 30, 2006 as derivative contract liabilities at their fair value, with any fluctuation to the fair value of that liability recorded to current operations.  In accordance with SFAS 154, the Company’s interim consolidated balance sheet as of June 30, 2006 has been restated to reflect the changes in stockholders’ equity, derivative contract liability, the Company’s interim consolidated statement of operations for the six-month period ended June 30, 2006 has been restated to reflect, the change in loss on derivative contracts, the Company’s interim consolidated statement of stockholders’ deficit for the period from inception on July to June 30, 2006 has been restated to reflect the change in additional paid-in capital and the net loss for the period, and the Company’s interim consolidated statement of cash flow for the six-month period ended June 30, 2006 has been restated to reflect the change in the net loss for the period and the loss on derivative contracts.

APB Opinion No. 21 requires the use of the interest method to amortize deferred financing costs and debt discounts. The Company was using the straight-line method, which can be used only if it does not differ materially from the results of the interest method.  Accordingly, the Company’s interim consolidated balance sheet as of June 30, 2006 has been restated to reflect the changes in stockholders’ deficit, deferred finance costs and discount on convertible debentures; the Company’s interim consolidated statements of operations for the three- and six-month periods ended June 30, 2006 has been restated to reflect changes in interest and bank charges and finance costs; the Company’s interim consolidated statement of stockholders’ deficit for the period from inception on July 21, 2004 to June 30, 2006 has been restated to reflect the change in the net loss for the period; and the Company’s interim consolidated statement of cash flow for the six month period ended June 30, 2006 has been restated to reflect the change in net loss for the period, amortization of discount on convertible debentures and amortization of deferred finance costs.

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(An Exploration Stage Enterprise)

Notes to the Interim Consolidated Financial Statements (Unaudited)

June 30, 2006

14.

Restatement of Interim Consolidated Financial Statements (continued)

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

The following is a summary of the impact of the restatements on the Company’s interim consolidated balance sheet as of June 30, 2006:

	June 30, 2006
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Deferred finance costs	$ 251,838	$ (56,666)	(d)	$ 195,172
Total assets	3,723,983	(56,666)		3,667,317
Derivative contract liability	5,559,890	275,341	(a,b)	5,835,231
Total current liabilities	7,251,719	275,341		7,527,060
Discount on convertible debentures payable	(885,347)	(84,222)	(e)	(969,569)
Total liabilities	7,421,372	191,119		7,612,491
Additional paid in capital	11,670,128	(330,365)	(a)	11,339,763
Deficit accumulated during exploration stage	(15,386,090)	82,580	(b,d,e)	(15,303,510)
Total stockholders’ deficit	(3,697,389)	(247,785)	(a,b,d,e)	(3,945,174)

The following is a summary of the impact of the restatements on the Company’s interim consolidated statement of operations for the three- and six-month period ended June 30, 2006:

	Three-Month Period Ended June 30, 2006
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Finance costs	$ 227,879	$ 67,381	(d)	$ 295,260
Interest and bank charges	548,104	(90,611)	(e)	457,493
Total expense	6,015,337	(23,230)		5,992,107
Loss from operations	(6,044,883)	(23,230)		(6,021,653)
(Gain) loss on derivative contracts	(10,885,474)	(5,872,913)	(c)	(16,758,387)
Total other (revenue)/expense items	(10,771,148)	(5,872,913)		(16,644,061)
Net income (loss)	4,726,265	5,849,683,		10,622,408
Basic and diluted income (loss) per share	0.29	0.37		0.66

Wentworth Energy, Inc.

(Formerly Avondale Capital I Corp.)

(An Exploration Stage Enterprise)

Notes to the Interim Consolidated Financial Statements (Unaudited)

June 30, 2006

14.

Restatement of Interim Consolidated Financial Statements (continued)

	Six-Month Period Ended June 30, 2006
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Finance costs	$ 256,747	$ 56,666	(d)	$ 313,413
Interest and bank charges	687,631	(84,222)	(e)	603,409
Total expense	8,542,322	(27,556)		8,514,766
Loss from operations	(8,569,191)	27,556		(8,541,635)
(Gain) loss on derivative contracts	4,059,890	(55,024)	(b)	4,004,866
Total other (revenue)/expense items	4,171,019	(55,024)		4,115,995
Net income (loss)	(12,740,210)	82,580		(12,657,630)
Basic and diluted income (loss) per share	(0.80)	(0.00)		(0.80)

The following is a summary of the impact of the restatements on the Company’s interim consolidated statement of stockholders’ deficit for the period from inception on July 21, 2004 to June 30, 2006:

	Period Ended June 30, 2006
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Reclassification of warrants	$ -	$ (330,365)	(a)	$ (330,365)
Net loss for the period ended June 30, 2006	(12,740,210)	82,580	(b,c,d,e)	(12,657,630)
Total additional paid-in capital	11,670,128	(330,365)		11,339,763
Total deficit accumulated during the exploration stage	(15,386,090)	82,580		(15,303,510)
Total stockholders’ deficit	(3,697,389)	(247,785)		(3,945,174)

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

June 30, 2006

14.

Restatement of Interim Consolidated Financial Statements (continued)

The following is a summary of the impact of the restatements on the Company’s interim consolidated statement of cash flow for the six-month period ended June 30, 2006:

	Six-Month Period Ended June 30, 2006
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Net loss for the period	$(12,740,210)	82,580	(b,c,d,e)	$(12,657,630)
Amortization of discount on convertible debt	614,653	(84,222)	(e)	530,431
Amortization of deferred finance cost	56,745	56,666	(d)	113,411
Loss on derivative contracts	4,059,890	(55,024)	(b)	4,004,866

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

(d)

To increase amortization of deferred finance costs due to the change in the calculation from the straight-line method to the interest method.

(e)

To decrease amortization of discount on convertible debentures due to the change in the calculation from the straight-line method to the interest method.

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

Results of Operations

During the second quarter of 2006, our net income was $10,622,408, as compared to a loss during the same quarter in 2005 of $852,827.  This net income was primarily the result of a $16,758,387 non-cash gain as a result of the change in the fair value of the derivative contracts described in Note 8 to the financial statements.  Our operating expenses totalled $5,992,107, most of which consists of consulting fees of $4,280,291, which in turn includes $4,141,485 of non-cash stock-based compensation in respect of stock options vesting during the quarter to officers, directors and consultants.  Our operating expenses for the quarter also include $457,493 of interest and bank charges, which include $419,875 of non-cash amortization of the discount on convertible debentures. The $464,379 of professional fees include approximately $300,000 of legal fees in respect of the issuance of $32,350,000 of senior secured convertible notes subsequent to the end of the quarter (see “Liquidity and Capital Resources”). During the second quarter of 2005, our loss was primarily the result of consulting fees of $550,826, which included $494,889 of non-cash stock-based compensation in respect of stock options that vested during that quarter, a $100,000 write-down of option payments made to KLE Mineral Holdings, LLC, and management fees of $94,922.

During the six month period ended June 30, 2006, we realized a loss of $12,657,630, as compared to a loss of $976,676 during the first half of 2005.  We had revenue of $41,889 during the first two quarters of 2006 as compared with $0 in the equivalent period in 2005, and this reflects the commencement of crude oil production in late 2005.  Our operating expenses during the first six months of 2006 totalled $8,514,766, as compared to expenses of $876,676 during the first half of 2005.  This $7,693,202 increase is the result of the ongoing scaling up of active operations since the latter part of 2005.  These expenses consist primarily of: consulting fees of $6,002,605, which include $5,785,460 of non-cash stock-based compensation in respect of stock options vesting during the six month period to officers, directors and consultants; $727,031 of promotion expenses relating primarily to investor communications; interest and bank charges of $603,409, which include $530,431 of non-cash amortization of the discount on convertible debentures; and professional fees of $528,951, which include approximately $300,000 of legal fees in respect of the issuance of $32,350,000 of senior secured convertible notes subsequent to the end of the quarter.  Other revenue and expenses include a $4,004,866 non-cash loss as a result of the change in the fair value of the derivative contracts, as described in Note 8 to the financial statements.  Our loss for the first half of 2005 consisted primarily of consulting fees of $552,631, which included $494,889 of non-cash stock-based compensation in respect of stock options that vested during that period, a $108,534 impairment charge in respect of our subsidiary’s Henry Dome oil and gas property in McMullen County, a $100,000 write-down of option payments, and management fees of $97,839.

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

Financial Condition and Changes in Financial Condition

As of June 30, 2006, we had cash of $9,274 and a working capital deficiency of $6,882,601.  This represents an increase in the working capital deficiency of $6,414,781 since our December 31, 2005 year end and relates primarily to a $5,835,231 increase in the fair value of the derivative contract liability as at June 30, 2006, as described in Note 8 to the financial statements.

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

Derivative Instruments

In accordance with the interpretive guidance in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” we valued the conversion feature of the secured convertible debentures and warrants we issued in January 2006 as a derivative liability.  We must make certain periodic assumptions and estimates to value the derivative liability.  Factors affecting the amount of this liability include changes in our stock price and the computed volatility of our stock price. The change in value is reflected in our statements of operations as non-cash income or expense, and the changes in the carrying value of derivatives may have a material impact on our financial statements.  For the six month period ended June 30, 2006, we recorded a non-cash expense of $4,004,866 upon revaluation of the instruments that are subject to this accounting treatment. The derivative liability associated with these warrants is reflected on our balance sheets as a short-term liability. This liability will remain until the secured convertible debentures are converted, exercised or repaid, and until the warrants are exercised, expire, or other events occur to cause the termination of the derivative accounting, the timing of which may be outside our control.

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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

During the second quarter of 2006, we were not aware of any proceedings contemplated by a governmental authority.  We were party to litigation as follows:

On April 10, 2006, PIN Financial LLC initiated a lawsuit in the U.S. Southern District Court of New York  against us in which PIN Financial LLC claimed commissions totaling $150,000 in cash and 230,769 shares of our common stock in respect of our January 2006 issuance of $1,500,000 of secured convertible debentures to Cornell Capital Partners, LP.  Both we and Cornell Capital Partners, LP deny and dispute the claim.  Management intends to aggressively defend the action and believes financial loss is not probable.

On May 24, 2006 we initiated a lawsuit in the District Court of Tarrant County, Texas against KLE Mineral Holdings, LLC (“KLE”) of Lexington, Kentucky for the recovery of $118,000, interest, attorney’s fees, costs and such other relief to which we may be entitled. The claim arose as a result of KLE’s failure to refund, as agreed, $118,000 of option payments made by us in 2005 in connection with certain coal mineral interests in the Hazard Coal District in eastern Kentucky.  The success of this claim is uncertain.

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