Form 10QSB/A
period 2006-09-30
Wentworth Energy, Inc.
filed 2007-11-27
CIK 1138932

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

No [X]

Wentworth Energy, Inc.

TABLE OF CONTENTS

Page
Part I – Financial information
Item 1 – Financial statements
Interim Consolidated Balance Sheets	4- 5
Interim Consolidated Statements of Operations	6
Interim Consolidated Statement of Stockholders’ Deficit	7
Interim Consolidated Statements of Cash Flow	8
Notes to the Interim Consolidated Financial Statements	9 – 26
Item 2 – Management’s discussion and analysis	27
Item 3 – Controls and procedures	36
Part II – Other information
Item 1 – Legal proceedings	37
Item 2 – Unregistered sales of equity securities and use of proceeds	38
Item 3 – Defaults upon senior securities	41
Item 4 – Submission of matters to a vote of security holders	41
Item 5 – Other information	41
Item 6 – Exhibits	41
Signatures	43

The information in this amended Form 10-QSB includes the following changes from the first amendment filed on December 20, 2006:

1.

Our balance sheet as of September 30, 2006 is restated to correct the manner in which warrants issued and classified as stockholders' equity in 2005 are reported in 2006.  On January 12, 2006 and July 25, 2006, the Company issued convertible debentures and senior secured convertible notes containing provisions which could cause the warrants issued in 2005 to require net-cash settlement in some circumstances.  Accordingly, those warrants have been reclassified and have been recorded as of September 30, 2006 as derivative contract liabilities at their fair value, with any fluctuation to the fair value of that liability recorded to current operations.  The Company’s balance sheet as of September 30, 2006 has been restated to reflect a decrease in additional paid-in capital of $330,365 and an increase in derivative contract liability and stockholders’ deficit of $271,596.  The Company’s statement of operations for the nine-month period ended September 30, 2006 has been restated to reflect a decrease in the loss on derivative contracts and net loss of $58,769.  These changes are described in more detail in Note 18 to the financial statements;

2.

Further restatements were made to correct the manner in which deferred finance costs and discounts on convertible debentures and senior secured convertible notes are amortized.  APB Opinion No. 21 requires the use of the interest method to amortize these items. We were using the straight-line method which can be used only if it does not differ materially from the results of the interest method.  Accordingly, our balance sheet has been restated to reflect an increase in deferred finance costs of $232,618, an increase in discount on convertible debentures of $161,379, an increase in discount on senior secured convertible notes of $2,021,876, and a decrease of stockholders’ deficit of $2,415,873.  Our statement of operations for the nine month period ended September 30, 2006 has been restated to reflect a decrease in finance costs of $2,415,873 and a decrease of net loss of $2,415,873. These changes are described in more detail in Note 18 to the financial statements; and

3.

The notes to our financial statements for the period ended September 30, 2006 include additional and expanded disclosure of our oil and gas properties.

All business and historical information is as of the original filing date, does not reflect subsequent events and may include prospective information that has been superseded in subsequent Securities and Exchange Commission filings.

PART I – FINANCIAL INFORMATION

Wentworth Energy, Inc.

Interim Consolidated Balance Sheets (Unaudited)

	(Unaudited)
	September 30, 2006	December 31, 2005
	Restated

ASSETS
CURRENT ASSETS
Cash	$ 6,539,454	$ 107,397
Certificate of Deposit	25,000	-
Accounts receivable and accrued receivables	67,553	7,441
Unbilled receivables	143,319	-
Employee advances	11,937	-
Prepaid expenses and deposits	127,585	66,995

Total Current Assets	6,914,848	181,833

ROYALTY INTEREST, net	348,674	-

UNPROVED OIL AND GAS PROPERTIES	27,651,042	297,101

EQUIPMENT, net	5,950,947	2,008

INVESTMENT IN REDROCK OIL SANDS, INC., at equity	313,877	-

DEFERRED FINANCE COSTS, net	11,027,995	11,333

Total Assets	$ 52,207,383	$ 492,275

The accompanying notes are an integral part of these financial statements

Wentworth Energy, Inc.

Interim Consolidated Balance Sheets (Unaudited) continued

	(Unaudited)
	September 30, 2006	December 31, 2005
	Restated

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 1,361,560	$ -
Deferred Revenue	70,472	164,774
Share subscriptions payable	63,250	60,725
Due to related parties	103,486	51,654
Convertible note payable	-	183,500
Derivative contract liability	126,271,053	-

Total Current Liabilities	127,869,821	460,653

Asset retirement obligation	301,048	189,000
Convertible debentures payable	1,055,000	-
Discount on convertible debentures payable	(959,642)	-
Senior secured convertible notes payable	32,350,000	-
Discount on senior secured convertible notes payable	(32,350,000)	-

Total Liabilities	128,266,227	649,653

COMMITMENTS, CONTINGENCIES (Note 14)

STOCKHOLDERS' DEFICIT
Preferred shares, 2,000,000 shares authorized, $0.001 par value;
no shares issued and outstanding in 2006 and 2005	-	-
Common shares, 300,000,000 shares authorized, $0.001 par value;
23,685,998 issued and outstanding in 2006 and
15,132,111 shares issued and outstanding in 2005	23,686	15,132
Additional paid-in capital	24,384,860	2,473,370
Accumulated Deficit	(100,467,390)	(2,645,880)

Total Stockholders' Deficit	(76,058,844)	(157,378)

Total Liabilities and Stockholders' Deficit	$ 52,207,383	$ 492,275

The accompanying notes are an integral part of these financial statements

Wentworth Energy, Inc.

Interim Consolidated Statements of Operations (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	Restated		Restated
REVENUE
Drilling revenue	$ 1,033,708	$ -	$ 1,033,708	$ -
Oil and gas revenue	64,288	5,000	106,177	5,000
TOTAL REVENUE	1,097,996	5,000	1,139,885	5,000

OPERATING EXPENSES
Production costs	52,997	-	121,755	-
Drilling costs	538,176	-	538,176	-
Salaries and taxes	415,338	-	415,338	-
Depreciation and depletion	86,442	153	88,416	460
Property evaluation costs	-	-	54,594	10,000
Impairment of oil and gas properties	-	-	-	108,534
TOTAL OPERATING EXPENSES	1,092,953	153	1,218,279	118,994

GROSS PROFIT (LOSS)	5,043	4,847	(78,394)	(113,994)

EXPENSES
General and administrative	4,226,472	297,281	11,767,849	961,513
Finance costs	1,032,839	103,174	1,949,661	196,777
	5,259,311	400,455	13,717,510	1,158,290

LOSS FROM OPERATIONS	(5,254,268)	(395,608)	(13,795,904)	(1,272,284)

OTHER (REVENUE) EXPENSE ITEMS
Interest income	(42,162)	-	(48,975)	-
Equity in loss of investment	51,649	-	169,591	-
Loss on derivative contracts	79,900,125	-	83,904,990	-
Write down of option payments	-	-	-	100,000
	79,909,612	-	84,025,606	100,000

NET LOSS	$ (85,163,880)	$ (395,608)	$ (97,821,510)	$ (1,372,284)

BASIC AND DILUTED LOSS PER SHARE	$ (3.87)	$ (0.03)	$ (5.45)	$ (0.14)
WEIGHTED AVERAGE SHARES OUTSTANDING – basic and diluted	22,018,090	12,681,447	17,958,750	9,972,013

The accompanying notes are an integral part of these financial statements

Wentworth Energy, Inc.

Interim Consolidated Statement of Stockholders' Deficit (Unaudited)

	Common Stock		Additional
	Number	Par	Paid-In	Treasury	Deficit
	of Shares	Value	Capital	Stock	Accumulated	Total

Balance, December 31, 2005	15,132,111	$ 15,132	$ 2,473,370	$ -	$ (2,645,880)	$ (157,378)

Issuance of common stock for services	247,500	248	323,927	-		324,175

Issuance of common stock for payable settlement	408,586	408	546,632	-		547,040

Issuance of common stock upon exercise of options	2,341,622	2,342	1,687,146	-		1,689,488

Issuance of common stock for commitment fee	100,000	100	63,900	-		64,000

Issuance of common stock to pledge as security for debt	7,758,000	7,758	-	(7,758)		-

Issuance of common stock for professional Services	74,231	74	61,176	-		61,250

Issuance of common stock upon conversion of Debt	806,948	807	627,693	-		628,500

Issuance of common stock for cash	125,000	125	499,875	-		500,000

Issuance of common stock for equity investment	200,000	200	377,800	-		378,000

Stock based compensation	-	-	8,790,636	-		8,790,636

Issuance of common stock to purchase Barnico Drilling, Inc. and oil and gas mineral interest	4,250,000	4,250	9,263,070	-		9,267,320

Cancellation of treasury stock	(7,758,000)	(7,758)	-	7,758		-

Reclassification of warrants (restated)	-	-	(330,365)	-		(330,365)

Net loss for the period ended September 30,2006 (restated)	-	-	-	-	(97,821,510)	(97,821,510)

Balance, September30, 2006 (restated)	23,685,998	$ 23,686	$ 24,384,860	$ -	$(100,467,390)	$ (76,058,844)

The accompanying notes are an integral part of these financial statements

Wentworth Energy, Inc.

Interim Consolidated Statements of Cash Flow (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005
	Restated
OPERATING ACTIVITIES
Net loss for the period	$ (97,821,510)	$ (1,372,284)
Add (deduct) non-cash items
Depreciation and depletion	88,416	460
Stock based compensation	8,790,637	595,600
Amortization of discount on convertible debentures	540,357	4,000
Equity in loss of investment	169,591	-
Loss on derivative contracts	83,904,990	-
Amortization of deferred financing costs	553,452	-
Accretion of asset retirement obligation liability	9,668	-
Impairment of oil and gas properties	-	108,534
Write-down of option payments	-	100,000
Stock issued for services and other	355,740	46,383
Changes in non-cash working capital items
Accounts receivable and accrued receivables	208,277	(3,177)
Prepaid expenses and deposits	(60,590)	(167,925)
Accounts payable and accrued liabilities	560,431	(160,725)
Advanced from related parties	4,141	(1,775)
Cash used by operating activities	(2,696,400)	(850,909)

INVESTING ACTIVITIES
Cash received on recapitalization	-	5,821
Cash invested in Redrock Oil Sands, Inc.	(5,468)	-
KLE Mineral Holdings, LLC option payments	-	(30,000)
Purchase of certificate of deposit	(25,000)	-
Addition of oil and gas properties	(2,279,578)	(1,012)
Acquisition of P.D.C. Ball oil and gas properties and Barnico,
net of cash balance acquired	(21,859,818)	(94,624)
Cash used by investing activities	(24,169,864)	(119,815)

FINANCING ACTIVITIES
Share subscriptions payable	61,750	1,500
Proceeds from line of credit	-	249,981
Proceeds from convertible debentures/notes payable, net of related costs	30,724,797	-
Proceeds from demand notes payable	500,000	183,500
Common stock issued for cash, including exercise of options	2,011,774	535,200
Cash provided by financing activities	33,298,321	970,181

CHANGE IN CASH DURING PERIOD	6,432,057	(543)

CASH, BEGINNING OF PERIOD	107,397	-

CASH, END OF PERIOD	$ 6,539,454	$ (543)

SUPPLEMENTAL DISCLOSURE:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -
Issued common stock for reduction of payables	$ 547,040	$ -
Issued common stock for conversion of debt	$ 628,500	$ -
Issued common stock for assets acquired	$ 10,191,212	$ -
Issued common stock for investment	$ 378,000	$ -
Issued common stock for deferred financing fees	$ 125,250	$ -
Transfer of oil and gas property to equity investments	$ 100,001	$ -
Discount on convertible debt	$ 33,850,000	$ -
Treasury stock issued for collateral	$ 7,758	$ -

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

c)

Oil and gas activities

The Company changed its cost method of accounting for its oil and gas activities on July 26, 2006. The company changed from the full cost method to the successful efforts method. No restatement of prior periods is shown because all oil and gas investments were unproved, fully depleted or written down to no basis in prior periods, and no material difference in accounting balances or results of operations resulted from the change in accounting method. See Note 15 for additional information concerning the change of accounting method.

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

Finance costs with respect to the 9.15% senior secured convertible notes totalling $10,056,366 were recorded July 25, 2006 and are being expensed using the interest method over the remaining months until maturity of the notes in July 2009.  The Company also recorded a discount for the senior secured convertible notes as described in Note 9.

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

p)

Recent pronouncement

   In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28."  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes retrospective application, of the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error.  It also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error.  During the nine period ended September 30, 2006, the Company adopted SFAS 154. The Company reviewed the guidance of SFAS No. 154 when preparing disclosures regarding the restatement detailed in Note 18.

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

4.

Unproved Oil and Gas Properties

Pecos County, Texas

In January 2006, the Company acquired a 75% working interest in the Pecos County property covering approximately 130 acres in Pecos County, Texas. Capitalized costs for this property to September 30, 2006 total $172,650 and include acquisition, exploration and asset retirement obligation costs.

Polk County, Texas

In April 2006, the Company acquired an 87.5% working interest in the Polk County property in Polk County, Texas.  Capitalized costs for this property to September 30, 2006 total $1,861,955 and include acquisition, exploration and asset retirement obligation costs.

Anderson County, Freestone County and Jones County, Texas

As part of the P.D.C. Ball and Barnico Drilling, Inc. acquisition described in Note 1, the Company purchased 27,557 gross acres of oil and gas fee mineral rights in Anderson County, Freestone County and Jones County, Texas in July 2006.  Capitalized costs for this property to September 30, 2006 total $25,419,337 and include acquisition and exploration costs.

Archer County, Texas

The company owns a 100% working interest (an 81.25% net revenue interest) in the Wuckowitsch and Burnett property covering 240 acres in Archer County, Texas. The company purchased leases to this property by issuing 10,000 common shares in September 2005 valued at $8,100. The property comprises four producing wells and 38 inactive wells. Capitalized costs total $197,100, which include acquisition and asset retirement obligation costs.

Capitalized Costs Relating to Oil and Gas Producing Activities

	September 30, 2006	December 31, 2005
Unproved oil and gas properties	$27,963,242	$ 609,301
Unproved oil and gas royalties	353,888	-
Total unproved oil and gas properties	28,317,130	609,301
Proved oil and gas properties	-	-
Support equipment and facilities	-	-
Less accumulated depreciation, depletion, amortization and valuation allowances	(317,414)	(312,200)
Net capitalized costs	$27,999,716	$ 297,101

Accumulated depreciation, depletion, amortization and valuation allowances include impairment costs of $312,200 as of September 30, 2006 and December 31, 2005.  There are no net capitalized costs from the Company’s share of equity method investees.

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

September 30, 2006

4.

Unproved Oil and Gas Properties (continued)

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Property acquisition costs
Proved	$ -	$ -
Unproved, net of proceeds of sale	25,139,073	(50,326)
Unproved oil and gas royalties	353,888	-
Total acquisition costs	25,492,961	(50,326)
Exploration costs	2,102,820	144,950
Development costs	-	-
Asset retirement costs	112,048	189,000
Company’s share of equity method investees’ cost of property acquisition, exploration and development	-	-

Reserve Quantity Information

The Company, directly or through interests in equity method investees, had no proved reserves as of September 30, 2006 or December 31, 2005.

Results of Operations for Oil and Gas Producing Activities for the Nine Months Ended September 30, 2006 and 2005

	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Oil and gas sales	$106,177	$ 5,000

Production costs	121,755	-
Exploration costs	54,594	10,000
Depreciation, depletion and amortization	5,214	-
Impairment of oil and gas properties	-	108,534
Total oil and gas expense	181,563	118,534

Net loss oil and gas operations	(75,386)	(113,534)
Income tax expense	-	-

Results of operations for oil and gas producing activities (excluding corporate overhead and finance costs)	$(75,386)	$(113,534)

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

In connection with the debenture, the Company recorded a $1,500,000 debt discount due to the value of the equity consideration and beneficial conversion feature of the financing, pursuant to the guidance issued by the Emerging Issues Task Force.  The debt discount is being amortized using the interest method over the life of the related debenture and $87,804 and $707,737 was expensed during the three months and nine months ended September 30, 2006, respectively.  Amortization during the nine month period includes the impact of writing off the discount related to the $445,000 of principal balance that was retired as described above.

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

8.

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

In connection with the notes, the Company recorded a $32,350,000 debt discount based on the value of the equity consideration and beneficial conversion feature of the financing pursuant to the guidance issued by the Emerging Issues Task Force. The debt discount is being amortized using the interest method over the life of the related notes. Accordingly, as the beginning net balance of the notes was $0, no amortization relating to these notes was expensed for the nine months ended September 30, 2006.

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

10.

Asset Retirement Obligation

The following table summarizes the changes in the Company’s asset retirement liability in respect of the plugging, reclamation and abandonment costs of its oil and gas properties during the nine-month period ended September 30, 2006 and 2005:

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

As at September 30, 2006 and December 31, 2005, all warrants are vested and exercisable.  The warrants granted during the period ended September 30, 2006 are in respect of the convertible debentures and senior secured convertible notes described in notes 8 and 9 and contain registration rights as described therein.

12.

Change in Authorized Shares

On September 26, 2006, the total number of authorized common shares was increased from 98,000,000 to 300,000,000 and the number of all authorized shares was increased from 100,000,000 to 302,000,000.

13.

Stock Based Compensation

Stock compensation expense under SFAS No. 123 (revised 2004) for the three and nine months ended September 30, 2006, respectively was $3,005,177 and $8,790,637, and for the same periods in 2005 were $100,711 and $595,600 respectively, resulting in an increase to operating expenses and net loss.  This expense increased basic and diluted loss per share by $0.36 and $0.06 for the nine months ended September 30, 2006 and 2005, respectively. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

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

14.

Commitments and Contingencies

On April 10, 2006, PIN Financial LLC initiated a lawsuit in the U.S. Southern District Court of New York against the Company in which PIN Financial LLC claimed commissions totaling $150,000 in cash and 230,769 shares of the Company’s common stock in respect of its January 2006 issuance of $1,500,000 of convertible debentures to Cornell Capital Partners, LP.  Cornell Capital Partners, LP and the Company deny and dispute the claim.  Management intends to aggressively defend the action and believes financial loss is not probable.  No accrual for a loss contingency has been recorded in the consolidated financial statements.

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

On July 24, 2006, the Company initiated a lawsuit against PB Energy USA, Inc., Malcolm Bell, Daryl Pollock, 556369 BC Ltd. and PB Energy Partners, Ltd. in the District Court of Tarrant County, Texas seeking the recovery of $23,204 from PB Energy USA, Inc. in respect of re-entry costs paid to PB Energy USA, Inc. relating to Wentworth Oil &Gas, Inc.’s Henry Dome oil and gas interest in McMullen County, Texas which PB Energy USA, Inc. did not, in turn, forward to the operator.  The Company paid the $23,204 directly to the operator, and sought an order requiring the defendants to reimburse it for that expense, and seeking return of shares of the Company that it had issued to these defendants.  PB Energy USA, Inc. filed a cross complaint.  After reviewing the matter, the Company determined that PB Energy USA, Inc. had incurred certain related expenses that were not known to the Company.  As a result, the Company settled the case subsequent to the end of the period by paying PB Energy USA, Inc. $10,045 and vacating the request for an order requiring the return of shares.

On September 25, 2006, Utah Oil Sands, Inc. commenced a lawsuit against the Company, its Chief Executive Officer a director in the Los Angeles Superior Court seeking the Company’s issuance to Utah Oil Sands, Inc. of a total of 5,900,000 shares of the Company’s common stock, cash royalties of 8% of any revenue from the Asphalt Ridge Tar Sands property transferred by the Company to Redrock Oil Sands, Inc. in March 2006, additional shares of the Company‘s common stock equal to the difference between a 12% royalty and the 8% cash royalty claimed, cash damages equal to 5,800,000 shares multiplied by the highest price per share at which the Company’s shares traded publicly between the date the shares were to be issued and the date of judgment under the lawsuit, additional cash damages of $500,000, and unspecified punitive damages and attorneys’ fees and costs.  The Company has filed an answer and cross complaint for the return of 100,000 shares issued to Utah Oil Sands, Inc. previously.  The Company denies and disputes Utah Oil Sands, Inc.’s claims and management intends to aggressively defend the action and believes financial loss is not probable.  No accrual for a loss contingency has been recorded in the consolidated financial statements.

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

September 30, 2006

14.

Commitments and Contingencies (continued)

In 2006, Johnny Stubbs commenced a lawsuit against the Company’s wholly-owned subsidiary, Barnico Drilling, Inc., in the 402nd Judicial District Court of Wood County, Texas.  The plaintiff was allegedly hit in the eye when he used a hammer to change a tong die.  In a case such as this, the plaintiff must prove that Barnico was somehow negligent in failing to provide either proper equipment to do the job or in failing to provide a safe place to do the work.  Barnico asserts that it provided adequate safety equipment and that the plaintiff was advised to use it, but chose on his own not to use the safety equipment.  Barnico believes financial loss is not probable, but estimates the possible loss will range between zero and $10,000.  No accrual for a loss contingency has been recorded in the consolidated financial statements.

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

Phillip Dennis Carter and Teresa Walls Carter commenced a lawsuit against Barnico Drilling, Inc. in the 349th Judicial District Court of Anderson County, Texas.  The plaintiff sued Barnico and four other entities complaining that he was employed by Barnico and on December 8, 2004, while working on a drilling rig in Anderson County, Texas, he was injured while trying to climb down from a drilling rig.  The plaintiff alleges that Barnico was negligent in various manners and alleges that he suffered disabling and serious personal injuries.  Barnico believes financial loss is not probable and an estimate of the possible loss cannot be made.  No accrual for a loss contingency has been recorded in the consolidated financial statements.

In December 2002, Roy Vest commenced a lawsuit against Barnico Drilling, Inc. in the 87th Judicial District Court of Anderson County, Texas.  The plaintiff alleges that he was an employee of Barnico, at a time when he was injured on the job.  Barnico is a non-subscriber under worker’s compensation.  Discovery has been conducted, but the Plaintiff has not prosecuted this case nor taken any other action in this case nearly two years.  Barnico believes financial loss is not probable and an estimate of the possible loss cannot be made.  No accrual for a loss contingency has been recorded in the consolidated financial statements.

Rent expense for the three and nine months ended September 30, 2006 was $60,025 and $77,764, respectively, and rent expense for the three and nine months ended September 30, 2005 was $3,627 and $6,339, respectively.

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

Notes to the Interim Consolidated Financial Statements (Unaudited)

September 30, 2006

16.

Acquisition of Barnico Drilling, Inc. and P.D.C. Ball Oil and Gas Interest (continued)

The P.D.C. Ball oil and gas mineral properties and Barnico Drilling, Inc. acquisitions have been accounted for as one transaction because the company could not have completed one without the other, and one individual was a principal in each vendor-company

Barnico Drilling, Inc. is an East Texas-based drilling contractor with two drilling rigs. Due to the recent increase in oil and gas prices, there has been a significant increase in drilling activity, resulting in a high demand for drilling contractors.  Management believes this demand has caused shortages in available drilling rigs and a significant increase in contract rates. This acquisition was made to control drilling cost and to meet management’s drilling schedule.

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

The following is a summary of allocation of assets and liabilities from the purchase of Barnico Drilling, Inc. and the P.D.C. Ball oil and gas mineral interest:

Purchase price:
Cash	$ 22,660,000
Wentworth Energy, Inc. stock	9,263,070
$ 31,923,070

Allocation:
Royalty interests	$ 353,888
Unproved properties	25,075,323
Barnico’s drilling rigs and equipment	5,946,068
Barnico’s cash	354,669
Other assets and liabilities	193,122
$ 31,923,070

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

18.

Restatement of Interim Consolidated Financial Statements

The Company has retroactively restated certain of its amounts reported for the quarter and year to date ended September 30, 2006.  The restatements were made to correct the manner in which warrants issued and classified as stockholders' equity in 2005 are reported in 2006 and the manner in which deferred finance costs and the discount on convertible debentures are being amortized.

EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock," requires that warrants be reassessed at each balance sheet date to determine whether they should be reclassified as derivative liabilities, rather than stockholders' equity, if applicable as a result of events during the period. In addition, guidance from SFAS No. 154, “Accounting Changes and Error Corrections,” was reviewed with regard to this matter.  As a result, the Company retroactively restated the consolidated financial statements to apply appropriate accounting treatment for certain of the Company’s warrants in the period.  Specifically, on January 12, 2006 and July 25, 2006, the Company issued convertible debentures and senior secured convertible notes containing provisions which could cause the warrants issued in 2005 to require net-cash settlement in some circumstances.  Accordingly, EITF 00-19 requires those warrants to be reclassified and recorded as of September 30, 2006 as derivative contract liabilities at their fair value, with any fluctuation to the fair value of that liability recorded to current operations.  In accordance with SFAS 154, the Company’s interim consolidated balance sheet as of September 30, 2006 has been restated to reflect the changes in stockholders’ equity, and derivative contract liability, the Company’s interim consolidated statements of operations for the three- and nine-month periods ended September 30, 2006 have been restated to reflect the change in gain on derivative contracts, the Company’s interim consolidated statement of stockholders’ deficit for the nine-month period ended September 30, 2006 has been restated to reflect the change in additional paid-in capital and the net loss for the period, and the Company’s interim consolidated statement of cash flow for the nine-month period ended September 30, 2006 has been restated to reflect the change in the net loss for the period, and the loss on derivative contracts.

APB Opinion No. 21 requires the use of the interest method to amortize deferred financing costs and debt discounts. The Company was using the straight-line method, which can be used only if it does not differ materially from the results of the interest method.  Accordingly, the Company’s interim consolidated balance sheet as of September  30, 2006 has been restated to reflect the changes in stockholders’ deficit, deferred finance costs, discount on senior secured convertible notes, and discount on convertible debentures; the Company’s interim consolidated statements of operations for the three- and nine-month periods ended September 30, 2006 have been restated to reflect changes in interest and bank charges and finance costs; the Company’s interim consolidated statement of stockholders’ deficit for the nine-month period ended September 30, 2006 has been restated to reflect the change in the net loss for the period; and the Company’s interim consolidated statement of cash flow for the nine month period ended September 30, 2006 has been restated to reflect the change in net loss for the period, amortization of discount on senior secured convertible notes, amortization of discount on convertible debentures, and amortization of deferred finance costs.

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

September 30, 2006

18.

Restatement of Interim Consolidated Financial Statements (continued)

The following is a summary of the impact of the restatements on the Company’s interim consolidated balance sheet as of September 30, 2006:

	September 30, 2006
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Deferred finance costs	$ 10,795,377	$ 232,618	(d)	$ 11,027,995
Total assets	51,974,765	232,618		52,207,383
Derivative contract liability	125,999,457	271,596	(a,b)	126,271,053
Total current liabilities	127,598,225	271,596		127,869,821
Discount on convertible debentures	(798,263)	(161,379)	(e)	(959,642)
Discount on senior secured convertible notes	(30,328,124)	(2,021,876)	(e)	(32,350,000)
Total liabilities	130,177,886	(1,911,659)		128,266,227
Additional paid-in capital	24,715,225	(330,365)	(a)	24,384,860
Accumulated deficit	(102,942,032)	2,474,642	(b)	(100,467,390)
Total stockholders’ deficit	(78,203,121)	2,144,277		(76,058,844)

The following is a summary of the impact of the restatements on the Company’s interim consolidated statements of operations for the three- and nine-month period ended September 30, 2006:

	Three-Month Period Ended September 30, 2006
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Finance costs	$ 3,421,156	$ (2,388,317)	(d,e)	$ 1,032,839
Total expenses	7,647,628	(2,388,317)		5,259,311
Loss from operations	(7,642,585)	2,388,317		(5,254,268)
Loss on derivative contracts	79,903,869	(3,744)	(c)	79,900,125
Total other (revenue)/expense items	79,913,356	(3,744)		79,909,612
Net loss	(87,555,941)	2,392,061		(85,163,880)
Basic and diluted loss per share	(3.98)	0.11		(3.87)

	Nine-Month Period Ended September 30, 2006
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Finance costs	$ 4,365,534	$(2,415,873)	(d,e)	$ 1,949,661
Total expenses	16,133,383	(2,415,873)		13,717,510
Loss from operations	(16,211,777)	2,415,873		(13,795,904)
Loss on derivative contracts	83,963,759	(58,769)	(c)	83,904,990
Total other (revenue)/expense items	84,084,375	(58,769)		84,025,606
Net loss	(100,296,152)	2,474,642		(97,821,510)
Basic and diluted loss per share	(5.58)	.13		(5.45)

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

September 30, 2006

18.

Restatement of Interim Consolidated Financial Statements (continued)

The following is a summary of the impact of the restatements on the Company’s interim consolidated statement of stockholders’ deficit for the nine-month period ended September 30, 2006:

	Nine-Month Period Ended September 30, 2006
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Reclassification of warrants	$ -	$ (330,365)	(a)	$ (330,365)
Net loss for the period ended September 30, 2006	(100,296,152)	2,474,642	(b,d,e)	(97,821,510)
Total additional paid-in capital	24,715,225	(330,365)		24,384,860
Total deficit accumulated	(102,942,032)	2,474,642		(100,467,390)

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

(d)

To decrease amortization of deferred finance costs due to the change in the calculation from the straight-line method to the interest method.

(e)

To decrease amortization of discounts on convertible debentures and senior secured convertible notes by due to the change in the calculation of amortization from the straight-line method to the interest method.

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

Polk County Production Activity

In July 2006, we re-entered and stimulated a 12,450 foot well on our Polk County property, in which we own an 87.5% working interest. We have not yet completed the well for production. During the first nine months of 2006, we capitalized $1.8 million of costs relating to this work. We expect to incur additional costs during the fourth quarter of 2006 of $600,000 to $800,000 for completion of the well and putting an existing pipeline into use.

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

Results of Operations of the Company

Net Loss

During the third quarter of 2006, our net loss was $85.2 million, as compared to a loss during the same quarter in 2005 of $396,000. This net loss was primarily the result of a $79.9 million non-cash loss as a result of the change in the fair value of derivative contracts described in notes 8 and 9 to our September 30, 2006 financial statements. Under applicable accounting rules, our derivative contract liability must be adjusted to fair value based upon the market price of our common stock as of the end of each quarter, and changes in that fair value are included in our statements of operations as other income or expense. Therefore, as the market price of our common stock increases, our other expense increases, and as the market price of our common stock decreases, our other income increases. This has caused wide swings in our net loss and could continue to result in swings in the future (see “Critical Accounting Policies and Estimates – Derivative Instruments”). Our derivative contract liability and the related changes in its fair value will be reflected in our financial statements until our senior secured convertible notes and our convertible debentures are converted or repaid and the related warrants are exercised or expired.

During the nine-month period ended September 30, 2006, we realized a loss of $97.8 million, as compared to a loss of $1.4 million during the first nine months of 2005. We had minimal operations during the 2005 period, which accounted for the significant changes in 2006. This loss included an $83.9 million non-cash loss as a result of the change in the fair value of the derivative contracts. Our loss for the first nine months of 2005 consisted primarily of a $109,000 impairment charge in respect of our subsidiary’s Henry Dome oil and gas property in McMullen County based on our subsequent sale of half of our 18% interest in August 2005 for $180,000 to an arm’s length purchaser. This sale was indicative of the fair value of our whole interest, and we therefore determined that it was appropriate to record the impairment of the value of the remaining asset.

Revenue

We had revenue of $1.1 million during the three quarters of 2006 as compared with $5,000 in the equivalent period in 2005, and this reflects $1.0 million of drilling services revenue from Barnico for the portion of the third quarter following the Barnico acquisition. We recorded revenue related to oil and gas production of $106,000 for the nine months ending September 30, 2006. Approximately 60% of this revenue was derived from our Archer County and Wichita County oil and gas property, and the remaining 40% was royalties we received from oil and gas produced by third parties on our Anderson County and Freestone County mineral interests. Most of our oil and gas revenue for the nine-month period ended September 30, 2006 was earned during the third quarter, because we successfully completed repairs of our Archer County and Wichita County production equipment and we began receiving our Anderson County and Freestone County royalty revenue during this period.

Expenses

Our operating expenses for the three-month period totaled $1.1 million, most of which consisted of drilling costs and salaries related to the drilling operations of Barnico, which we acquired during the quarter. Our general and administrative expenses were $4.2 million, and included $2.4 million of non-cash stock-based compensation in respect of stock options to officers, directors and consultants that vested during the quarter. Our non-operating expenses for the quarter included $1 million of finance costs, which largely consisted of $10,000 of non-cash amortization of the discount on convertible debt and $440,000 of amortization of finance costs relating to our convertible debentures and senior secured convertible notes.

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

Finance costs of $1.9 million for the first nine months of 2006 included $436,000 of non-cash amortization of the discount on convertible debentures, $542,000 of non-cash amortization of costs relating to our convertible debentures and senior secured convertible notes, and $644,000 in accrued interest.

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

Effect of Barnico

We have owned Barnico since July 26, 2006. During the portion of the third quarter ending September 30, 2006 in which we owned Barnico, its monthly gross revenue increased by approximately 11% over the average monthly revenue earned during the period from January 1 to June 30, 2006. This improvement was due to increased drilling prices charged to customers. Barnico’s revenue consisted of site preparation, drilling, rig standby charges and work-over of existing wells. As a percentage of its revenue, Barnico’s operating expenses increased about 10%. This was mainly attributed to an increase of approximately 30% in direct labor costs. Salary increases were necessary to meet industry labor rates and to retain key employees. There was no significant change in costs associated with drilling materials and site preparation expenditure. Barnico’s general and administrative expenses, relative to revenues, increased by 3.5%, or $79,000, over the preceding period due to increased accounting and audit costs, and higher insurance premiums. During the quarter, Barnico’s accounting system was upgraded to meet the reporting requirements of reporting companies.

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

Financial Condition of the Company

As of September 30, 2006, we had cash of $6.5 million and a working capital deficiency of $121.0 million. This represents an increase in the working capital deficiency of $120.7 million since our

December 31, 2005 year end and relates primarily to a $126.3 million unfavorable change in the fair value of the derivative contract liability at September 30, 2006, as described in notes 8 and 9 to our September 30, 2006 financial statements.

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

As shown in the accompanying financial statements, we incurred a net loss of $97.8 million during the nine months ended September 30, 2006 and as of that date our current liabilities exceeded our current assets by $121.0 million. These factors create an uncertainty as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

Derivative Instruments

In accordance with the interpretive guidance in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” we valued the conversion feature of the secured convertible debentures and warrants we issued in January and July 2006 as derivative liabilities.  We must make certain periodic assumptions and estimates to value the derivative liability.  Factors affecting the amount of this liability include changes in our stock price and the computed volatility of our stock price. The change in value is reflected in our statements of operations as non-cash income or expense, and the changes in the carrying value of derivatives may have a material impact on our financial statements.  For the three and nine month periods ended September 30, 2006, we recorded non-cash expense of $79,900,125 and $83,904,990, respectively, upon revaluation of the instruments that are subject to this accounting treatment. The derivative liability associated with these instruments is reflected on our balance sheet as a short-term liability. This liability will remain until the secured convertible debentures are converted, exercised or repaid, and until the warrants are exercised, expire, or other events occur to cause the termination of the derivative accounting, the timing of which may be outside our control.

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

On May 24, 2006 we initiated a lawsuit in the District Court of Tarrant County, Texas against KLE Mineral Holdings, LLC (“KLE”) of Lexington, Kentucky for the recovery of $118,000, interest, attorney’s fees, costs and such other relief to which we may be entitled. The claim arose as a result of KLE’s failure to refund, as agreed, $118,000 of option payments made by us in 2005 in connection with certain coal mineral interests in the Hazard Coal District in eastern Kentucky.  KLE made a motion to dismiss the lawsuit, and in August 2006, the presiding judge denied KLE’s motion to dismiss.  The success of this claim is uncertain.

On July 24, 2006, we initiated a lawsuit against PB Energy USA, Inc., Malcolm Bell, Daryl Pollock, 556369 BC Ltd. and PB Energy Partners, Ltd. in the District Court of Tarrant County, Texas seeking the recovery of $23,204 from PB Energy USA, Inc. in respect of re-entry costs paid to PB Energy USA, Inc. relating to Wentworth Oil &Gas, Inc.’s Henry Dome oil and gas interest in McMullen County, Texas which PB Energy USA, Inc. did not, in turn, forward to the operator.  We paid the $23,204 directly to the operator, and sought an order requiring the defendants to reimburse us for that expense, and seeking return of shares that we issued to these defendants.  PB Energy USA, Inc. filed a cross complaint.  After reviewing the matter, we determined that PB Energy USA, Inc. had incurred certain related expenses that were not known to us.  As a result, we settled the case subsequent to the end of the period by paying PB Energy USA, Inc. $10,045 and vacating the request for an order requiring the return of shares.

On September 25, 2006, Utah Oil Sands, Inc. commenced a lawsuit against us, our Chief Executive Officer and a director in the Los Angeles Superior Court seeking our issuance to Utah Oil Sands, Inc. of a total of 5,900,000 shares of our common stock, cash royalties of 8% of any revenue from the Asphalt Ridge Tar Sands property transferred by us to Redrock Oil Sands, Inc. in March 2006, additional shares of our common stock equal to the difference between a 12% royalty and the 8% cash royalty claimed, cash damages equal to 5,800,000 shares multiplied by the highest price per share at which our shares traded publicly between the date the shares were to be issued and the date of judgment under the lawsuit, additional cash damages of $500,000, and unspecified punitive damages and attorneys’ fees and costs.  We have filed an answer and cross complaint for the return of 100,000 shares issued to Utah Oil Sands, Inc. previously.  We deny and dispute Utah Oil Sands, Inc.’s claims and our management intends to aggressively defend the action and believes financial loss is not probable.

In 2006, Johnny Stubbs commenced a lawsuit against our wholly-owned subsidiary, Barnico Drilling, Inc., in the 402nd Judicial District Court of Wood County, Texas.  The plaintiff was allegedly hit in the eye when he used a hammer to change a tong die.  In a case such as this, the plaintiff must prove that Barnico was somehow negligent in failing to provide either proper equipment to do the job or in failing to provide a safe place to do the work.  Barnico asserts that it provided adequate safety equipment and that the plaintiff was advised to use it, but chose on his own not to use the safety equipment.  Barnico believes financial loss is not probable.

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

Phillip Dennis Carter and Teresa Walls Carter commenced a lawsuit against Barnico Drilling, Inc. in the 349th Judicial District Court of Anderson County, Texas.  The plaintiff sued Barnico and four other entities complaining that he was employed by Barnico and on December 8, 2004, while working on a drilling rig in Anderson County, Texas, he was injured while trying to climb down from a drilling rig.  The plaintiff alleges that Barnico was negligent in various manners and alleges that he suffered disabling and serious personal injuries.  Barnico believes financial loss is not probable.

In December 2002, Roy Vest commenced a lawsuit against Barnico Drilling, Inc. in the 87th Judicial District Court of Anderson County, Texas.  The plaintiff alleges that he was an employee of Barnico, at a time when he was injured on the job.  Barnico is a non-subscriber under worker’s compensation.  Discovery has been conducted, but the Plaintiff has not prosecuted this case nor taken any other action in this case nearly two years.  Barnico believes financial loss is not probable.

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

10.27	Letter Agreement by and between Wentworth Energy, Inc. and Cornell Capital Partners, LP dated July 25, 2006.
31.1*	Rule 13a-14a/15d-14(a) Certification by Chief Executive Officer
31.2*	Rule 13a-14a/15d-14(a) Certification by Chief Financial Officer
32.1*	Section 1350 Certification by Chief Executive Officer
32.2*	Section 1350 Certification by Chief Financial Officer

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