Form 10KSB/A
period 2006-12-31
Wentworth Energy, Inc.
filed 2007-11-27
CIK 1138932

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

Transitional Small Business Disclosure Format (Check one):          Yes [  ]       No [X]

The information in this amended Form 10-KSB includes the following changes from the original filing on April 24, 2007:

1.

Restatements were made to correct the manner in which deferred finance costs and discounts on convertible debentures and senior secured convertible notes are amortized. APB Opinion No. 21 requires the use of the interest method to amortize these items. We were using the straight-line method, which can be used only if it does not differ materially from the results of the interest method. Accordingly, our balance sheet has been restated to reflect an increase in deferred finance costs of $508,641, an increase in discount on convertible debentures of $233,880, an increase in discount on senior secured convertible notes of $4,717,709 and a decrease in stockholders’ deficit of $5,549,882.  Our statement of operations for the year ended December 31, 2006 has been restated to reflect a decrease in finance costs of $5,549,882 and a decrease in net loss of $5,549,882.  These changes are described in more detail in Note 21 to the financial statements; and

2.

A restatement was made to reclassify $89,652 between our convertible debentures payable and the related discount on convertible debentures due to a recording error.

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

•

the level of oil and gas reserves that can be extracted at any of our properties;

•

our ability to extract reserves at commercially attractive prices;

•

the likelihood that our management team will increase our profile in the industry and create new acquisition and development opportunities for us; and

•

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

	2006	2005	2004
Production
Average sales price per barrel of oil	$65.30	$58.30	Nil
Average production cost per barrel of oil	$43.12	$91.32 [1]	Nil
Net oil production (barrels)	1,263	509	Nil
Net gas production (thousand cubic feet)	11,711	Nil	Nil
Productive wells – oil
Gross	3	11	Nil
Net	1	11	Nil
Productive wells – gas
Gross	26	Nil	Nil
Net	2	Nil	Nil
Developed acreage – oil
Gross acreage	240	540	Nil
Net acreage	32	270	Nil
Developed acreage – gas
Gross acreage	8264	Nil	Nil
Net acreage	589	Nil	Nil
Undeveloped acreage – oil
Gross	Nil	Nil	Nil
Net	Nil	Nil	Nil
Undeveloped acreage – gas
Gross	19,286	17	Nil
Net	14,352	2	Nil
Drilling activity
Net productive exploratory wells drilled	2	Nil	Nil
Net dry exploratory wells drilled	0	Nil	Nil

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

•

failure to issue shares upon exercise of the warrants for more than three (3) trading days after the receipt of the exercise delivery documents from any holder of the warrants;

•

failure for 10 consecutive business days to have reserved for issuance the full number of shares issuable upon conversion of the senior secured convertible notes; and

•

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

•

failure for 10 consecutive business days to have reserved for issuance the full number of shares issuable upon conversion of the senior secured convertible notes;

•

failure to deliver shares of our common stock prior to the fifth (5th) trading day after a conversion date;

•

failure to deliver the payment in cash pursuant to a “Buy-In” (as described under “Convertible Debenture Financing”) within three (3) days after notice is delivered; and

•

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

•

market conditions;

•

investor assessment of the potential of our existing asset

and assets we propose to acquire; and

•

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

•

the operator might initiate exploration or production on a faster or slower pace than we prefer;

•

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

•

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

INFORMATION REGARDING OUR FUTURE EXPLORATION PROJECTS REFLECTS OUR CURRENT INTENT AND IS SUBJECT TO CHANGE.

Our current exploration and development plans are described in this Annual Report on Form 10-KSB. Whether we ultimately undertake an exploration project will depend on the following factors:

•

availability and cost of capital;

•

receipt of additional seismic data or the reprocessing of existing data;

•

current and projected oil or natural gas prices;

•

the costs and availability of drilling rigs and other equipment supplies and personnel necessary to conduct these operations on some of our properties;

•

success or failure of activities in similar areas;

•

changes in the estimates of the costs to complete the projects;

•

our ability to attract other industry partners to acquire a portion of the working interest to reduce costs and exposure to risks; and

•

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

•

pay dividends on our common stock, redeem or repurchase our common stock or other equity security;

•

issue our common stock or other equity securities;

•

incur additional indebtedness;

•

sell assets; and

•

issue any securities that rank equivalent or senior to the senior secured convertible notes that we issued to the Selling Stockholders.

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

OIL AND NATURAL GAS PRICES ARE VOLATILE, AND LOW PRICES COULD REDUCE OUR REVENUE AND THE VALUE OF OUR COMMON STOCK.

Fluctuations in the prices of oil and natural gas will affect the following aspects of our business:

•

revenues, cash flow and earnings;

•

ability to attract capital to finance our operations;

•

cost of capital; and

•

the value of our oil and natural gas properties.

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

THE ACTUAL QUANTITIES AND PRESENT VALUE OF OUR PROVED RESERVES MAY PROVE TO BE LOWER THAN WE HAVE ESTIMATED.

Any material inaccuracies in our reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.  “Proved reserves” are those estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing operating and economic conditions. However, even though we are reasonably certain of recovering proved reserves, all estimates of oil and natural gas reserves involve some degree of uncertainty because they depend in large part upon the reliability of available geologic and engineering data, which is inherently imprecise. Geologic and engineering data are used to determine the probability that a reservoir of oil and natural gas exists at a particular location, and whether oil and natural gas are recoverable from a reservoir. Recoverability is ultimately subject to the accuracy of data regarding:

•

geological characteristics of the reservoir structure;

•

reservoir fluid properties;

•

the size and boundaries of the drainage area; and

•

reservoir pressure and the anticipated rate of pressure depletion.

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

Estimates of oil and natural gas reserves also require the following assumptions relating to operating conditions and economic factors:

•

the price at which recovered oil and natural gas can be sold;

•

the costs associated with recovering oil and natural gas;

•

the prevailing environmental conditions associated with drilling and production sites;

•

the availability of enhanced recovery techniques;

•

the ability to transport oil and natural gas to markets; and

•

taxes and environmental laws.

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

Drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. New wells that we drill may not be productive and we may not recover all or any portion of our investment. Drilling for oil and natural gas could involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce enough net revenue to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain. Our drilling, completion, well work over and pipeline and facility construction operations could be curtailed, delayed or canceled as a result of the following factors, some of which are beyond our control:

•

adverse weather conditions;

•

compliance with governmental regulations; and

•

mechanical difficulties or shortages or delays in the delivery of equipment and services.

OPERATING HAZARDS AND UNINSURED RISKS MAY RESULT IN A SHUTDOWN OR SLOWDOWN OF OUR OPERATIONS.

The following are operating hazards in drilling for and producing oil and natural gas:

•

encountering unexpected formations or pressures that could cause damage to equipment or personal injury;

•

blowouts, accidents, oil spills, fires or other damage to a well that could require us to redrill it or take other corrective action;

•

equipment failures that curtail or stop production; and

•

bad weather that interrupts drilling operations.

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

•

require that we obtain permits before commencing drilling;

•

restrict the substances that can be released into the environment in connection with drilling and production activities;

•

limit or prohibit drilling activities on protected areas, such as wetlands or wilderness areas;

•

require that reclamation measures be taken to prevent pollution from former operations;

•

require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells and remediating contaminated soil and groundwater; and

•

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

•

that a broker or dealer approve a person’s account for transactions in penny stocks; and

•

the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•

obtain financial information and investment experience objectives of the person; and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•

sets forth the basis on which the broker or dealer made the suitability determination; and

•

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

●

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

●

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

●

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

●

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

Dollars in thousands	2006 Restated	2005	$ change
REVENUE
Drilling	$ 2,865	$ -	$ 2,865
Oil and gas	176	30	146
Gain on sale	173	-	173
TOTAL REVENUES	3,214	30	3,184

OPERATING COSTS
Production costs	136	46	90
Drilling costs	991	-	991
Salaries and taxes	1,039	-	1,039
Depreciation and depletion	270	1	269
Property evaluation costs	56	10	46
Impairment of oil and gas properties	205	312	(107)
TOTAL OPERATING COSTS	2,697	369	2,328

GROSS PROFIT (LOSS)	517	(339)	856

GENERAL AND ADMINISTRATIVE
General and administrative	14,837	154	14,683
Finance costs	18,083	1,906	16,177
TOTAL GENERAL AND ADMINISTRATIVE	32,920	2,060	30,860

LOSS FROM OPERATIONS	(32,403)	(2,399)	(30,004)

OTHER (INCOME) EXPENSES
Interest Income	(134)	-	(134)
Equity in loss on investment	593	-	593
Loss on derivative contracts	53,328	-	53,328
Write down on option payments	-	100	(100)
TOTAL OTHER (INCOME) EXPENSE	53,787	100	53,687

LOSS BEFORE INCOME TAX BENEFIT	(86,190)	(2,499)	(83,691)
Income tax benefit	5,206	-	5,206

NET LOSS	$ (80,984)	$ (2,499)	$ (78,485)

Year ended December 31, 2006 compared to year ended December 31, 2005

The Company’s 2006 operations represent the commencement of significant active operations as a result of the acquisition of Barnico in July. These operations generated a net loss of approximately $81.0 million, compared to a net loss of $2.5 million in 2005. The 2006 net loss was primarily comprised of a $53.3 million non-cash loss on derivative contracts as a result of the change in fair value described further in Notes 8 and 9 to the Notes to the consolidated financial statements, $14.8 million in general and administrative expenses which primarily includes consulting fees and finance costs of $18.1 million, and $2.7 million in operating costs which are comprised primarily of drilling costs and salaries. These expenses were partially offset by revenues of approximately $3.2 million. The 2005 net loss related mostly to general and administrative and finance costs of $2.0 million and operating cost of $0.4 million primarily related to an impairment on the Company’s interest Henry Dome well in McMullen County, Texas.

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

General and Administrative. General and administrative and finance costs totaled $32.9 million for 2006 compared to $2.1 million for 2005.  Total general and administrative costs were $14.8 million and total finance costs were $18.1 million.  The general and administrative expenses primarily represented the following:  $11.1 million of non-cash stock-based compensation with respect of stock options vesting during the year to officers, directors and consultants, and consulting and management and directors’ fees of $0.9 million, of which a $0.4 million bonus payment was made to Panterra, a privately held company owned by John Punzo, our Chief Executive Officer.  In addition, the remaining general and administrative expenses included investor relation fees of $0.7 million described further below, legal fees of $0.7 million, audit and accounting fees of $0.4 million, as well as costs related to travel, insurance, and repairs and maintenance.  Some of the expenses to consultants were non-cash charges as follows, some of which are described more fully below the table:

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

Finance costs. Finance costs were $18.1 million in 2006 and were $1.9 million in 2005.  The $18.1 million was comprised of $14.7 million in penalties pursuant to a registration rights agreement, $1.9 million of interest, and $1.5 million of financing costs related to the senior secured convertible debt discount and the convertible debenture discount.  Of the $1.9 million of interest, $451,000 was non-cash amortization of the discounts on senior secured convertible notes and convertible debentures. Of the $1.5 million of financing costs, $1.2 million was non-cash amortization of costs relating to our convertible debentures and senior secured convertible notes. See also Notes 8 and 9, “Senior Secured Convertible Notes Payable” and “Convertible Debentures Payable,” respectively, to the notes to the consolidated financial statements.

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

WENTWORTH ENERGY, INC.

Date: November 26, 2007

/s/ John Punzo

John Punzo, Chief Executive Officer

Wentworth Energy, Inc.
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

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

As described in Note 21 to the consolidated financial statements, the previously filed 2006 consolidated financial statements have been restated for an error in the method of amortization of deferred financing costs and discounts on convertible debentures payable and senior secured convertible notes payable.

/s/ HEIN & ASSOCIATES LLP
Dallas, Texas
April 23, 2007, except for Note 21 which is dated November 14, 2007.

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

Vancouver, Canada.

/s/ MacKay LLP

April 13, 2006, except notes 9, 13 and 17

Chartered Accountants

    dated December 13, 2006

Wentworth Energy, Inc,
Consolidated Balance Sheets
December 31, 2006 and 2005
	2006 Restated	2005
Assets
Current
Cash	$ 4,445,489	$ 107,397
Certificate of Deposit	-	7,441
Accounts receivable and accrued receivables	604,283	-
Unbilled Receivables	56,625	-
Employee advances	3,708	-
Note receivable	300,000	-
Federal Income Tax Receivable	133,285	-
Prepaid expenses	92,368	66,995
Total current assets	5,635,758	181,833

Long term
Restricted cash	2,676,019	-
Certificate of Deposit - restricted	25,430
Oil and gas properties (successful efforts):
Royalty interest, net	294,552	-
Proved oil and gas properties	20,847,589
Unproved oil and gas properties	10,251,718	297,101
Support equipment, net	1,908,000	-
Equipment, net	4,305,878	2,008
Deferred finance costs	10,339,842	11,333

Total Assets	$ 56,284,786	$ 492,275

Liabilities
Current
Accounts payable and accrued liabilities	$ 16,978,975	$ 164,774
Share subscriptions received	-	60,725
Convertible loans payable	-	183,500
Convertible debentures payable	1,055,000	-
Discount on convertible debentures payable	(945,059)	-
Senior secured convertible notes payable	32,350,000	-
Discount on senior secured convertible notes payable	(32,350,000)	-
Due to related parties	47,692	51,654
Deferred gain	300,000	-
Derivative contract liabilities	95,693,748	-
Total current liabilities	113,130,356	460,653
Asset retirement obligation	155,241	189,000

Total Liabilities	113,285,597	649,653

Commitments and contingencies (Note 19)

Stockholders’ Deficit
Preferred stock, $0.001 par value
2,000,000 shares authorized
Nil shares issued and outstanding	-	-
Common stock, $0.001 par value
300,000,000 shares authorized 23,782,498 and
15,132,111 issued and outstanding 2006 and
2005, respectively	23,782	15,132
Additional paid in capital	26,605,238	2,473,370
Accumulated Deficit	(83,629,831)	(2,645,880)
Total Stockholders’ Deficit	(57,000,811)	(157,378)
Total Liabilities and Stockholders’ Deficit	$ 56,284,786	$ 492,275

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc,
Consolidated Statements of Operations
For the years ended December 31, 2006 and 2005
	2006 Restated	2005

Revenue
Drilling revenue	$ 2,864,624	$ -
Oil and gas revenue	176,178	29,673
Gain on sale of oil and gas properties	173,053	-
Total revenue	3,213,855	29,673

Operating Expenses
Production costs	136,007	46,478
Drilling costs	990,750	-
Salaries and taxes	1,038,416	-
Depreciation and depletion	270,195	619
Property evaluation costs	56,390	10,000
Impairment of oil and gas properties	204,713	312,200
Total operating expenses	2,696,471	369,297
Gross profit (loss)	517,384	(339,624)

Expenses
General and administrative	14,837,543	153,829
Finance costs	18,082,828	1,906,121
Total expenses	32,920,371	2,059,950

Loss from operations	(32,402,987)	(2,399,574)

Other (Revenue) Expense Items
Interest income	(134,257)	-
Equity in loss of investment	593,735	-
Loss on derivative contracts	53,327,685	-
Write down of option payments	-	100,000
Total other (revenue) expense items	53,787,163	100,000

Loss before income tax benefit	(86,190,150)	(2,499,574)

Income tax benefit	(5,206,199)	-

Net loss	(80,983,951)	(2,499,574)

Deficit, beginning of period	(2,645,880)	(146,306)

Deficit, end of period	$ (83,629,831)	$ (2,645,880)

Basic and diluted loss per share	$ (4.16)	$ (0.23)

Weighted average shares outstanding – basis and diluted	19,483,885	10,921,989

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

Wentworth Energy, Inc.
Consolidated Statements of Stockholders’ Deficit
From December 31, 2004 to December 31, 2006

	Number of shares	Par Value	Additional Paid in Capital	Treasury Stock	Deficit Accumulated	Total

Issuance of common stock for commitment fee	100,000	100	63,900	-	-	64,000

Issuance of common stock to pledge as security for debt	7,758,000	7,758	-	(7,758)	-	-

Issuance of common stock for finders’ fees	74,231	74	61,176	-	-	61,250

Issuance of common stock upon conversion of debt	806,948	807	627,693	-	-	628,500

Issuance of common stock for cash	125,000	125	499,875	-	-	500,000

Issuance of common stock for equity investment	200,000	200	377,800	-	-	378,000

Stock based compensation	-	-	11,077,860	-	-	11,077,860

Reclassification of warrants (restated)	-	-	(330,365)	-	-	(330,365)

Issuance of common stock to purchase Barnico Drilling, Inc. and oil and gas mineral interest	4,250,000	4,250	9,263,070	-	-	9,267,320

Cancellation of treasury stock	(7,758,000)	(7,758)	-	7,758	-	-

Cancellation of common stock	(200,000)	(200)	(259,800)	-	-	(260,000)

Issuance of common stock for replacement of cancelled shares	100,000	100	129,900	-	-	130,000

Net loss for the period (restated)	-	-	-	-	(80,983,951)	(80,983,951)
Balance December 31, 2006 (restated)	23,782,498	$23,782	$26,605,238	$ -	$ (83,629,831)	$ (57,000,811)

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2006 and 2005
2006 Restated	2005

Cash provided by (used in)
Operating activities
Net loss for the year	$ (80,983,951)	$ (2,499,574)
Adjustments for:
Depreciation and depletion	270,195	619
Stock based compensation	11,077,860	811,535
Amortization of discount on convertible debentures	465,288	-
Equity in loss of investment	593,735	-
Accretion of ARO liability	9,668	-
Loss on derivative contracts	53,327,685	-
Amortization of deferred financing costs	1,331,257	-
Interest on convertible line of credit	-	16,209
Impairment of oil and gas properties	204,713	312,200
Write-down of option payments	-	100,000
Stock issued for services and other	324,175	153,386
Gain on sales of oil and gas leases	(173,053)	-
Deferred income tax expense (benefit)	(5,206,199)	-
Change in non-cash working capital items:
Trade accounts and other receivables	(233,528)	(4,647)
Prepaid expenses	(25,373)	11,763
Accounts payable and accrued liabilities	15,368,428	(51,761)
Deferred revenue	(224,731)
Due to related parties	4,140	46,298
Net cash used by operating activities	(3,869,691)	(1,103,972)

Investment activities
Cash received on recapitalization	-	5,821
Cash invested in Red Rock Oil Sands, Inc.	(5,468)	-
Increase in restricted cash	(2,676,019)	-
Oil and gas property purchase and additions	(2,759,445)	(390,204)
Proceeds from sale of oil and gas property interest	2,676,018	180,463
Proceeds from sale of oil and gas leases	300,000	-
KLE Mineral Holdings, LLC option payments	-	(30,000)
Purchase of certificate of deposit	(25,430)	-
Acquisition of P.D.C. Ball oil and gas properties, and Barnico, net of cash balance acquired	(22,052,558)	-
Equipment purchases	(547,636)	(1,012)
Net cash used by investing activities	(25,090,538)	(234,932)

Financing activities
Deferred finance costs	-	(12,500)
Proceeds from notes payable	500,000	183,500
Proceeds from line of credit	-	282,881
Proceeds from senior secured convertible notes and convertible debentures payable, net of related costs	30,724,797	-
Repayment of line of credit	-	(282,881)
Share subscription payable	(1,500)	39,924
Common stock issued for cash, including exercise of options	2,075,024	1,235,377
Net cash provided by financing activities	33,298,321	1,446,301

Increase in cash	4,338,092	107,397

Cash, beginning of period	107,397	-

Cash, end of period	$ 4,445,489	$ 107,397

Supplemental cash flow information
Interest paid	$ 580,510	$ 8,881
Income taxes paid	$ 259,575	$ -

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

Finance costs with respect to the 10% convertible debentures totalling $0.3 million were recorded January 12, 2006, and are being expensed using the interest method over the remaining months until maturity of the debentures on January 11, 2009.  The Company also recorded a discount for the convertible debentures, as described in Note 9. Amortization expense through December 31, 2006 was $133,997.

Finance costs with respect to the 9.15% senior secured convertible notes totalling $11.2 million were recorded July 25, 2006 and are being expensed using the interest method over the remaining months until maturity of the notes in July 2009.  The Company also recorded a discount for the senior secured convertible notes as described in Note 8.  Amortization expense through December 31, 2006 was $1.1 million.

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
Notes to the Consolidated Financial Statements
December 31, 2006

9.

Convertible Debentures Payable (continued)

In connection with the debenture, the Company recorded a $1.5 million debt discount due to the value of the equity consideration and beneficial conversion feature of the financing, pursuant to the guidance issued by the Emerging Issues Task Force.  The debt discount is being amortized over the life of the related debenture and approximately $0.4 million was expensed during 2006.  Amortization year includes the impact of writing off the discount related to the $0.4 million of principal balance that was retired as described above.

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

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006

18.

Income Taxes (continued)

Components for provision of income taxes are as follows:

	2006	2005
Current	$ -	$ -
Deferred expense (benefit)	(5,206,199)	-
	$ (5,206,199)	$ -

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

21.

Restatement of Consolidated Financial Statements

The Company has retroactively restated certain of its amounts reported for the year ended December 31, 2006.   The restatements were made to correct the manner in which amortization was calculated for deferred finance costs and discounts on convertible debentures and senior secured convertible notes issued during 2006. APB Opinion No. 21 requires the use of the interest method to amortize these items.  The Company was using the straight-line method which can be used only if it does not differ materially from the results of the interest method.  In addition, guidance from SFAS No. 154, “Accounting Changes and Error Corrections,” was reviewed with regard to this matter.  As a result, the Company retroactively restated the consolidated financial statements to correctly report certain assets, liabilities and finance costs. The Company’s consolidated balance sheet as of December 31, 2006 has been restated to reflect the changes in assets, liabilities and stockholders’ deficit. The Company’s consolidated statements of operations for the year ended December 31, 2006 have been restated to reflect the change in finance costs; the Company’s consolidated statement of stockholders’ deficit for the year ended December 31, 2006 has been restated to reflect the change in the net loss for the period, and the Company’s  consolidated statement of cash flows for the year ended December 31, 2006 has been restated to reflect the change in the net loss for the period and the amortization of deferred finance costs and discounts on convertible debt.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006

21.

Restatement of Interim Consolidated Financial Statements (continued)

The following is a summary of the impact of the restatements on the Company’s consolidated balance sheet as of December 31, 2006:

	December 31, 2006
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Deferred finance costs	$ 9,831,201	$ 508,641	(a)	$ 10,339,842
Total assets	55,776,145	508,641		56,284,786
Convertible debentures payable	1,144,652	(89,652)	(b)	1,055,000
Discount on convertible debentures	(711,179)	(233,880)	(c)	(945,059)
Discount on senior secured convertible notes	(27,632,291)	(4,717,709)	(c)	(32,350,000)
Total current liabilities	118,171,597	(5,041,241)		113,130,356
Total liabilities	118,326,838	(5,041,241)		113,285,597
Accumulated deficit	(89,179,713)	5,549,882	(a,c)	(83,629,831)
Total stockholders’ deficit	(62,550,693)	5,549,882		(57,000,811)

The following is a summary of the impact of the restatements on the Company’s consolidated statement of operations for the year ended December 31, 2006:

	December 31, 2006
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Finance cost	$ 23,632,710	$(5,549,882)	(a,c)	$18,082,828
Total expenses	38,470,253	(5,549,882)		32,920,371
Loss from operations	(37,952,869)	5,549,882		(32,402,987)
Net loss before income tax benefit	(91,740,032)	5,549,882		(86,190,150)
Net loss	(86,533,833)	5,549,882		(80,983,951)
Basic and diluted loss per share	(4.44)	0.28		(4.16)

The following is a summary of the impact of the restatements on the Company’s consolidated statement of stockholders’ deficit for the year ended December 31, 2006:

	December 31, 2006
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Net loss	$ (86,533,833)	$ 5,549,882	(a,c)	$(80,983,951)
Total accumulated deficit	(89,179,713)	5,549,882		(83,629,831)

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006

21.

Restatement of Interim Consolidated Financial Statements (continued)

The following is a summary of the impact of the restatements on the Company’s consolidated statement of cash flow for the year ended December 31, 2006:

	December 31, 2006
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Net loss for a period	$ (86,533,833)	$ 5,549,882	(a,c)	$(80,983,951)
Amortization of discount on convertible debt	5,506,529	(5,041,241)	(c)	465,288
Amortization of deferred finance cost	1,839,898	(508,641)	(a)	1,331,257

(a)

To decrease amortization of deferred finance costs by $508,641 due to the change in the calculation from the straight-line method to the interest method.

(b)

To reclassify $89,652 between discount on convertible debentures and the related convertible debentures balance due to a recording error.

(c)

To decrease amortization of discounts on convertible debentures and senior secured convertible notes by $5,041,241 due to the change in the calculation of amortization from the straight-line method to the interest method.

22.

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

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities:

Unaudited	Year ended December 31, 2006	Year ended December 31, 2005
Property acquisition costs
Proved	$18,517,077	$ -
Unproved	12,582,054	49,674
Unproved oil and gas royalties	353,888	-
Total acquisition costs	31,453,019	49,674
Exploration costs	2,478,585	168,167
Development costs	833,230	-
Asset retirement costs	220,880	189,000

Results of Operations for Oil and Gas Producing Activities for the Years Ended December 31, 2006 and 2005:

Unaudited	Year ended December 31, 2006	Year ended December 31, 2005
Oil and gas sales	$ 176,178	$ 29,673
Gain on sale of oil and gas properties	173,053	-
Total Revenue	349,231	29,673
Production costs	136,007	46,478
Exploration costs	56,390	10,000
Depreciation, depletion and amortization	113,836	-
Impairment of oil and gas properties	204,713	312,200
Total oil and gas expense	510,946	368,678
Net loss oil and gas operations	(161,715)	(339,005)
Income tax expense	-	-
Results of operations for oil and gas producing activities (excluding corporate overhead and finance costs)	$(161,715)	$(339,005)

Wentworth Energy, Inc.
Supplemental Information (Unaudited)
For the Year Ended December 31, 2006

24.

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

Wentworth Energy, Inc.
Supplemental Information (Unaudited)
For the Year Ended December 31, 2006

24.

Reserve Information (continued)

Standardized Measure of Discounted Future Net Cash Flows at December 31, 2006
Future cash inflows	$122,521,573
Future production costs	(9,189,915)
Future development costs	(22,038,248)
Future income tax expenses	(12,081,376)
Future net cash flows	79,212,034
10% annual discount for estimated timing of cash flows	(27,780,335)
Standardized measures of discounted future net cash flows relating to proved oil and gas reserves	$ 51,431,699

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

Barnico Drilling, Inc.

Financial Statements

Report of Independent Registered Public Accounting Firm

103

Balance Sheets

104

Statements of Operations

105

Statement of Stockholders’ Equity (Deficit)

106

Statements of Cash Flows

107

Notes to the Financial Statements

108

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