Form 10QSB/A
period 2007-03-31
Wentworth Energy, Inc.
filed 2007-11-27
CIK 1138932

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

No [X]

Wentworth Energy, Inc.

TABLE OF CONTENTS

Page
Part I – Financial Information
Item 1 – Financial Statements (unaudited)
Interim Consolidated Balance Sheets	3
Interim Consolidated Statements of Operations	4
Interim Consolidated Statement of Stockholders’ Deficit	5
Interim Consolidated Statements of Cash Flow	6
Notes to the Interim Consolidated Financial Statements	7– 22
Item 2 – Management’s Discussion and Analysis	23
Item 3 – Controls and Procedures	31
Part II – Other Information
Item 1 – Legal Proceedings	32
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3 – Defaults upon Senior Securities	33
Item 4 – Submission of Matters to a Vote of Security Holders	34
Item 5 – Other Information	34
Item 6 – Exhibits	34
Signatures	34
Exhibits	35 – 38

The information in this amended Form 10-QSB includes the following changes from the original filing on May 21, 2007:

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

PART I – FINANCIAL INFORMATION

Wentworth Energy, Inc.

Interim Consolidated Balance Sheets

	March 31, 2007 Unaudited Restated	December 31, 2006 Restated
Assets
Current
Cash	$ 633,841	$ 4,445,489
Accounts receivable and accrued receivables	893,639	604,283
Unbilled receivables	426,672	60,333
Note receivable	300,000	300,000
Federal income tax receivable	133,285	133,285
Prepaid expenses	89,391	92,368
Total current assets	2,476,828	5,635,758
Long term
Restricted cash	2,676,019	2,676,019
Certificate of deposit - restricted	25,430	25,430
Oil and gas properties (successful efforts):
Royalty interest, net	267,499	294,552
Proved oil and gas properties	22,507,291	20,847,589
Unproved oil and gas properties	10,258,076	10,251,718
Support equipment, net	1,992,848	1,908,000
Equipment, net	4,263,269	4,305,878
Deferred finance costs	9,606,267	10,339,842

Total Assets	$ 54,073,527	$ 56,284,786
Liabilities
Current
Accounts payable and accrued liabilities	$ 16,958,868	$ 16,978,975
Convertible debentures payable	1,055,000	1,055,000
Discount on convertible debentures payable	(923,635)	(945,059)
Senior secured convertible notes payable	32,350,000	32,350,000
Discount on senior secured convertible notes payable	(32,349,996)	(32,350,000)
Due to related parties	47,692	47,692
Deferred gain	300,000	300,000
Derivative contract liabilities	57,695,726	95,693,748
Total current liabilities	75,133,655	113,130,156
Asset retirement obligation	228,741	155,241

Total Liabilities	75,362,396	113,285,597

Commitments and contingencies (Note 11)

Stockholders’ Deficit
Preferred stock, $0.001 par value
2,000,000 shares authorized
Nil shares issued and outstanding	-	-
Common stock, $0.001 par value
300,000,000 shares authorized, 24,038,498 and
23,782,498 issued and outstanding March 31, 2007 and
December 31, 2006, respectively	24,038	23,782
Additional paid in capital	29,299,426	26,605,238
Accumulated Deficit	(50,612,333)	(83,629,831)
Total Stockholders’ Deficit	(21,288,869)	(57,000,811)
Total Liabilities and Stockholders’ Deficit	$ 54,073,527	$ 56,284,786

The accompanying notes are an integral part of these interim consolidated financial statements.

Wentworth Energy, Inc.

Interim Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31, 2007 Restated	Three Months Ended March 31, 2006 Restated
REVENUE
Drilling revenue	$ 865,163	$ -
Oil and gas production	164,617	24,137
TOTAL REVENUE	1,029,780	24,137

OPERATING EXPENSES
Production costs	73,558	21,460
Drilling costs	466,277	-
Salaries and taxes	169,892	-
Depreciation and depletion	190,384
Property evaluation costs	186,381	-
Impairment of oil and gas properties	11,208	-
TOTAL OPERATING EXPENSES	1,097,700	21,460

GROSS (LOSS) PROFIT	(67,920)	2,677

EXPENSES
General and administrative	3,326,314	2,358,590
Finance costs	1,648,575	164,069
	4,974,889	2,522,659

LOSS FROM OPERATIONS	(5,042,809)	(2,519,982)

OTHER (REVENUE) EXPENSE ITEMS
Interest income	(62,285)	(3,197)
(Gain) Loss on derivative contracts	(37,998,022)	20,763,253
	(38,060,307)	20,760,056

NET INCOME (LOSS)	$ 33,017,498	$ (23,280,038)

BASIC EARNINGS (LOSS) PER SHARE	$ 1.38	$ (1.48)
DILUTED EARNINGS (LOSS) PER SHARE	$ 1.16	$ (1.48)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	23,895,387	15,706,798
Diluted	28,561,588	15,706,798

The accompanying notes are an integral part of these interim consolidated financial statements.

Wentworth Energy, Inc.

Interim Consolidated Statement of Stockholders' Deficit (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Par Value

Balance, December 31, 2006 (restated)	23,782,498	$ 23,782	$ 26,605,238	$ (83,629,831)	$ (57,000,811)

Issuance of common stock	36,000	36	36,684	-	36,720

Issuance of common stock upon exercise of options	220,000	220	79,780	-	80,000

Stock based compensation	-	-	2,577,724	-	2,577,724

Net income for the three months ended March 31, 2007 (restated)	-	-	-	33,017,498	33,017,498
Balance, March 31, 2007 (restated)	24,038,498	$ 24,038	$ 29,299,426	$ (50,612,333)	$ (21,288,869)

The accompanying notes are an integral part of these interim consolidated financial statements.

Wentworth Energy, Inc.

Interim Consolidated Statements of Cash Flow (Unaudited)

	Three Months Ended March 31, 2007 Restated	Three Months Ended March 31, 2006 Restated
OPERATING ACTIVITIES
Net income (loss) for the period	$ 33,017,498	$ (23,280,038)
Add (deduct) non-cash items
Depreciation and depletion	190,384	493
Stock based compensation	2,577,724	1,643,975
Amortization of discount on convertible debentures	21,428	110,556
(Gain) loss on derivative contracts	(37,998,022)	20,763,253
Amortization of deferred financing costs	733,575	18,153
Accretion of asset retirement obligation liability	21,956	-
Impairment of oil and gas properties	11,208	-
Write down in investment	36,720	-
Stock issued for services and other	-	19,040
Changes in non-cash working capital items
Accounts receivable and accrued receivables	(655,695)	(8,439)
Prepaid expenses and deposits	2,977	(191,235)
Accounts payable and accrued liabilities	(20,107)	14,840
Due to related parties	-	108,187
Cash used by operating activities	(2,060,354)	(801,215)

INVESTING ACTIVITIES
Cash invested in Redrock Oil Sands, Inc.	-	(969)
Purchase of equipment	(155,570)	(7,000)
Addition of oil and gas properties	(1,675,724)	(66,585)
Cash used by investing activities	(1,831,294)	(74,554)

FINANCING ACTIVITIES
Proceeds from convertible debentures/notes payable, net of related costs	-	1,328,000
Common stock issued for cash, including exercise of options	80,000	112,500
Cash provided by financing activities	80,000	1,440,500

CHANGE IN CASH DURING PERIOD	(3,811,648)	564,731

CASH, BEGINNING OF PERIOD	4,445,489	107,397

CASH, END OF PERIOD	$ 633,841	$ 672,128

SUPPLEMENTAL DISCLOSURE:
Interest paid	$ 705,693	$ -
Common stock issued for reduction of payables	$ -	$ 59,225
Common stock issued for deferred financing fees	$ -	$ 125,250
Treasury stock issued for collateral	$ -	$ 7,758
Discount on convertible debt	$ -	$ 1,500,000
Transfer of oil and gas property to equity investments	$ -	$ 100,001

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

c)

Deferred finance costs

Finance costs with respect to the 10% convertible debentures totaling $0.3 million were recorded January 12, 2006, and are being expensed using the interest method over the remaining months until maturity of the debentures on January 11, 2009.  The Company also recorded a discount for the convertible debentures, as described in Note 7. Amortization expense through March 31, 2007 was approximately $17,000.

Finance costs with respect to the 9.15% convertible notes totaling $11.3 million were recorded July 25, 2006 and are being expensed using the interest method over the remaining months until maturity of the notes in July 2009.  The Company also recorded a discount for the notes as described in Note 8.  Amortization expense through March 31, 2007 was approximately $0.7 million.

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

In connection with the convertible debentures, the Company recorded a $1.5 million debt discount due in January 2006 to the value of the equity consideration and beneficial conversion feature of the financing, pursuant to the guidance issued by the Emerging Issues Task Force (“EITF”).  The debt discount is being amortized using the interest method over the life of the related convertible debentures and $21,424 and $6,389 were expensed as of March 31, 2007 and 2006, respectively.

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

In connection with the notes, the Company recorded a $32,350,000 debt discount based on the value of the equity consideration and beneficial conversion feature of the financing pursuant to the guidance issued by the Emerging Issues Task Force. The debt discount is being amortized using the interest method over the life of the related notes. Accordingly, amortization of $4 relating to these notes was expensed for the three months ended March 31, 2007.

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

	Number of warrants	Average Exercise Price	Expiry Date

Outstanding at December 31, 2006	67,825,375	$1.28	September 20, 2011
Warrants granted	16,584,494	1.11	July 25, 2011
Warrants exercised	-	-	-
Outstanding at March 31, 2007	84,409,869	$1.22

Options Outstanding

The following table presents options activity for the three month period ended March 31, 2007.

	Total number of options	Currently exercisable options	Weighted Average exercise price	Expiry date
Outstanding at December 31, 2006	14,813,500	7,732,254	$1.28	23 months
Options exercised	(120,000)		0.25	2/28/07
Options exercised	(100,000)		0.50	2/28/07
Options granted	150,000		1.50	9/20/08
Options granted	300,000		1.50	5/15/09
Options vested during quarter		602,752	1.50	6/31/10
Outstanding at March 31, 2007	15,043,500	8,335,006	$1.30	20 months

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

The accounting policies of the reportable segments are the same as those described in Note 2. The Company evaluates the segments based on income (loss) from operations. Segment activity for the three months ended March 31, 2007 and 2006 is shown below (in thousands):

For the three months ended March 31,
	2007	2006 Restated
Revenues
Drilling revenues	$ 865	$ -
Oil and gas revenues	165	24
Total revenues	$ 1,030	$ 24

	For the three months ended March 31,
	2007 Restated	2006 Restated
Operating income (1)
Drilling	$ 119	$ -
Oil and gas	(187)	3
Total operating (loss) income	(68)	3
General and administrative expense	3,326	2,359
Interest expense	1,648	164
Other income (expense), net	38,060	(20,760)
Loss before income tax	$ 33,018	$ (23,280)

	March 31, 2007	December 31, 2006
Identifiable Assets (2)
Drilling	$ 6,074	$ 6,314
Oil and gas	33,033	31,394
Corporate assets	14,227	18,068
Total assets	$ 53,334	$ 55,776

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

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

March 31, 2007

14.

Restatement of Annual and Interim Consolidated Financial Statements

The Company has retroactively restated certain of its amounts reported as of December 31, 2006 and for the three month period ended March 31, 2007,  The restatements were made to correct the manner in which amortization was calculated for deferred finance costs and discounts on convertible debentures and senior secured convertible notes issued during 2006. The method of calculating amortization was changed from the straight-line method to the interest method as prescribed by APB Opinion No. 21. In addition, guidance from SFAS No. 154, “Accounting Changes and Error Corrections,” was reviewed with regard to this matter.  As a result, the Company retroactively restated the consolidated financial statements to apply the appropriate accounting treatment.  The Company’s interim consolidated balance sheet as of March 31, 2007 and consolidated balance sheet as of December 31, 2006 have been restated to reflect the changes in assets, liabilities and stockholders’ deficit. The Company’s interim consolidated statements of operations for the three months ended March 31, 2007 have been restated to reflect the change in finance costs.  The Company’s interim consolidated statement of stockholders’ deficit for the three months ended March 31, 2007 has been restated to reflect the change in the net loss for the period.  The Company’s interim consolidated statement of cash flow for the three months ended March 31, 2007, has been restated to reflect the change in the net loss for the period and the amortization of deferred finance costs and discounts on convertible debt.

The following is a summary of the impact of the restatement on the Company’s interim consolidated balance sheet as of March 31, 2007:

	March 31, 2007
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Deferred finance costs	$ 8,867,024	$ 739,243	(a)	$ 9,606,267
Total assets	53,334,284	739,243		54,073,527
Discount on convertible debentures payable	(534,443)	(389,192)	(b)	(923,635)
Discount on senior secured convertible notes	(24,936,458)	(7,413,538)	(b)	(32,349,996)
Total current liabilities	82,936,385	(7,802,730)		75,133,655
Total liabilities	83,165,126	(7,802,730)		75,362,396
Accumulated deficit	(59,154,306)	8,541,973	(c)	(50,612,333)
Total stockholders’ deficit	(29,830,842)	8,541,973		(21,288,869)

The following is a summary of the impact of these restatements on the Company’s interim consolidated statement of operations for the three-month period ended March 31, 2007:

	March 31, 2007
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Finance costs	$ 4,640,666	$(2,992,091)	(a,b)	$ 1,648,575
Total expenses	7,966,980	(2,992,091)		4,974,889
Loss from operations	(8,034,900)	2,992,091		(5,042,809)
Net income	30,025,407	2,992,091		33,017,498
Basic income per share	1.26	0.12		1.38
Diluted income per share	1.05	0.11		1.16

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

March 31, 2007

14.

Restatement of Annual and Interim Consolidated Financial Statements (continued)

The following is a summary of the impact of these restatements on the Company’s interim consolidated statement of stockholders’ deficit for the period from ended March 31, 2007:

	Three-Month Period Ended March 31, 2007
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Net income	$ 30,025,407	$ 2,992,091	(a,b)	$ 33,017,498
Accumulated deficit	(59,154,306)	8,541,973	(c)	(50,612,333)
Total stockholder’s deficit	(29,830,842)	8,541,973		(21,288,869)

The following is a summary of the impact of these restatements on the Company’s interim consolidated statement of cash flows for the three-month period ended March 31, 2007:

	Three-Month Period Ended March 31, 2007
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Net income	$ 30,025,407	$ 2,992,091	(a,b)	$ 33,017,498
Amortization of deferred finance costs	964,177	(230,602)	(a)	733,575
Amortization of discount on convertible debt	2,782,917	(2,761,489)	(b)	21,428

(a)

To decrease amortization of deferred finance costs due to the change in the calculation from the straight-line method to the interest method.

(b)

To decrease amortization of discounts on convertible debentures and senior secured convertible notes due to the change in the calculation of amortization from the straight-line method to the interest method.

(c)

To decrease accumulated deficit due to the change in the calculation of amortization from the straight-line method to the interest method.

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

March 31, 2007

14.

Restatement of Annual and Interim Consolidated Financial Statements (continued)

The following is a summary of the impact of the restatement on the Company’s consolidated balance sheet as of December 31, 2006:

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

(a)

To decrease amortization of deferred finance costs due to the change in the calculation from the straight-line method to the interest method

(b)

To reclassify $89,652 between discount on convertible debentures and the related convertible debentures balance due to a recording error.

(c)

To decrease amortization of discounts on convertible debentures and senior secured convertible notes due to the change in the calculation of amortization from the straight-line method to the interest method.

The Company has retroactively restated certain of its amounts reported for the three-month period ended March 31, 2006.  The restatements were made to correct the manner in which warrants issued and classified as stockholders' equity in 2005 are reported in 2006 and the manner in which deferred finance costs and the discount on convertible debentures are amortized.

EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock," requires that warrants be reassessed at each balance sheet date to determine whether they should be reclassified as derivative liabilities, rather than stockholders' equity, if applicable as a result of events during the period.  In addition, guidance from SFAS No. 154, “Accounting Changes and Error Corrections,” was reviewed with regard to this matter.  As a result, the Company retroactively restated the consolidated financial statements to apply appropriate accounting treatment to these items.  Specifically, on January 12, 2006, the Company issued convertible debentures containing provisions which could cause the warrants issued in 2005 to require net-cash settlement in some circumstances.  Accordingly, EITF 00-19 requires those warrants to be reclassified and recorded as of March 31, 2006 as derivative contract liabilities at their fair value, with any fluctuation to the fair value of that liability recorded to current operations.  In accordance with SFAS 154, the Company’s interim consolidated statement of operations and the interim consolidated statement of cash flow for the three-month period ended March 31, 2006 have been restated to reflect the change in loss on derivative contracts and the net loss for the period.

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

March 31, 2007

14.

Restatement of Annual and Interim Consolidated Financial Statements (continued)

The Company’s interim consolidated financial statements for the three month period ended March 31, 2006 have also been restated to reflect the change in the manner of amortization of discount on convertible debentures and amortization of deferred finance costs from the straight-line method to the interest method.

The following is a summary of the impact of the restatements on the Company’s interim consolidated statement of operations for the three-month period ended March 31, 2006:

	Three-Month Period Ended March 31, 2006
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Finance costs	$ 168,395	$ (4,326)	(b)	$ 164,069
Total expenses	2,526,985	(4,326)		2,522,659
Loss from operations	(2,524,308)	4,326		(2,519,982)
Loss on derivative contracts	14,945,364	5,817,889	(a)	20,763,253
Total other (revenue)/expense items	14,942,167	5,817,889		20,760,056
Net loss	(17,466,475)	(5,813,563)		(23,280,038)
Basic and diluted loss per share	(1.11)	(0.37)		(1.48)

The following is a summary of the impact of these restatements on the Company’s interim consolidated statement of cash flow for the three-month period ended March 31, 2006:

	Three-Month Period Ended March 31, 2006
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Net loss for the period	$ (17,466,475)	$(5,813,563)	(a,b)	$(23,280,038)
Finance cost	168,395	(4,326)	(b)	164,069
Loss on derivative contracts	14,945,364	5,817,889	(a)	20,763,253

(a)

To increase the loss on derivative contracts by $5,817,889 for the change in the value of warrants recorded as derivative liabilities for the three-month period ended March 31, 2006.

(b)

To decrease finance costs by $4,326 for the change in amortization calculation on deferred finance cost and discount on convertible debentures for the thee-month period ended March 31, 2006.

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

We are dependent upon on the successful restructuring or refinancing of our existing debt and obtaining adequate financing for our operations and capital needs. In the first quarter of 2007, management commenced exploring the possibility of refinancing with new potential lenders/investors. Also during this quarter, the Company engaged a firm to conduct an independent reserve study in order to comply with required accounting disclosures concerning proved oil and gas quantities. Upon evaluating its options, management decided to engage a financial advisor to assist in discussions with existing noteholders and/or the commencement of discussions and securing new financing with new lenders/investors. The outcome of these discussions is uncertain. Given the strength of our asset base, which is based on a third party reserves report completed in April 2007, and based on the commencement of natural gas production from our Brakens #1, Redlake #1R, Shiloh #1 and Shiloh #3, management believes it will be able to negotiate a new financing arrangement.

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

	Three months ended March 31
Dollars in thousands	2007	2006	$ change
REVENUE
Drilling operating	$ 865	$ -	$ 865
Oil and gas production	165	24	141
TOTAL REVENUES	1,030	24	1,006

OPERATING EXPENSES
Production costs	74	21	53
Drilling costs	466	-	466
Salaries and taxes	170	-	170
Depreciation and depletion	191	-	191
Property evaluation costs	186	-	186
Impairment of oil and gas properties	11	-	11
TOTAL OPERATING EXPENSES	1,098	21	1,077

GROSS PROFIT (LOSS)	(68)	3	(71)

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative	3,326	2,359	967
Finance costs	1,649	164	1,485
TOTAL GENERAL AND ADMINISTRATIVE	4,975	2,523	2,452

LOSS FROM OPERATIONS	(5,043)	(2,520)	(2,523)

OTHER (INCOME) EXPENSES
Interest Income	(62)	(3)	(59)
(Gain) loss on derivative contracts	(37,998)	20,763	(58,761)

TOTAL OTHER (INCOME) EXPENSE	(38,060)	20,760	(58,820)

INCOME (LOSS) BEFORE INCOME TAX BENEFIT
Income tax benefit (expense)	-	-	-

NET INCOME (LOSS)	$ 33,017	$ (23,280)	$ 56,297

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

Net Income/Loss. Net income for the first quarter of 2007 increased $33 million compared to the corresponding prior year quarter and was primarily attributable to $23.2 million of non-cash fluctuations in our derivative contract liabilities as a result of changes in fair value, which was partially offset by a $1.5 million increase in finance costs related primarily to interest on our convertible notes.  Accounting guidance requires us to report the derivative contract liability at fair value and record the fluctuation to the fair value of the derivative contract liability to current operations, as further described in Note 7, “Convertible Debentures Payable,” in the Notes to the Interim Consolidated Financial Statements. The

large fluctuations in the derivative contract liabilities and the related impact on the Consolidated Statements of Operations arise from prescribed accounting treatment for derivatives and are not directly related to operational matters. See additional discussion under “Derivative Instruments” in the Critical Accounting Policies section of this Item 2. In addition, the acquisition of Barnico Drilling, Inc. (“Barnico”) and the interests in our P.D.C. Ball property in July 2006 provided revenue from drilling operations and allowed for increased oil and gas production levels. The additional revenue from drilling operations and the higher production levels of oil and gas were largely offset by higher expenses of operation. Gross profit margin percentages for the first quarters of 2007 and 2006 were (7%) and 8%, respectively.

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

General and Administrative Expenses. General and administrative expenses for the first quarter of 2007 were $3.3 million compared to $2.4 million in the first quarter of 2006. The following comparative table provides detail of the most significant specific general and administrative costs:

Specific General and Administrative Costs	Three Months Ended March 31,
	2007	2006
Management and directors fees	$ 181,861	$ 73,500
Consulting fees – accounting services	144,628	28,343
Consulting fees – audit and audit-related	114,960	10,000
Consulting fees - legal	122,042	18,515
Stock-based compensation	2,577,724	1,643,975
Investor relations	16,021	402,011

Finance Costs.  Finance costs totaled $1.6 million and $0.1 million for the first quarter of 2007 and 2006, respectively. The 2007 costs related to interest and penalties accrued under our January 12, 2006 convertible debentures and our July 25, 2006 convertible notes. As further detailed in “Liquidity and Capital Resources,” we are in default on our convertible notes and convertible debentures this debt and we are dependent reliant on the successful restructuring or refinancing of the existing debt and on obtaining adequate financing for our operations and capital needs.

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

Liquidity and Capital Resources

Summary of Cash Flows (in thousands)	For the three months ended March 31, 2007	For the three months ended March 31, 2006	Change
Cash used in operating activities	$ (2,060)	$ (800)	$ (1,260)
Cash used in investing activities	(1,831)	(74)	(1,757)
Cash provided by financing activities	80	1,440	(1,360)

	March 31, 2007	December 31, 2006	Change
Capital Expenditures	$ 156	$ 7	$ 149
Working Capital	(72,657)	(107,494)	34,837

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

Operating Activities

As of March 31, 2007, we had cash of $0.6 million and a working capital deficiency of $73 million. This represents a decrease in the working capital deficiency of $35 million since our December 31, 2006 year end and relates primarily to a $38.0 million decrease in the fair value of the derivative contract liability at March 31, 2007. Generally, if the fair value of our common stock increases over the preceding measurement date, we will recognize a loss on derivative contracts, and if the fair value of our common stock decreases over the preceding measurement date, we will record a gain on derivative contracts.

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

Barnico records an unbilled receivable for the percentage of the turnkey contract completed. It records an account receivable for drilling contracts completed, but for which money has not been collected. An allowance for doubtful accounts is provided for accounts management considers potentially uncollectible based on analysis and aging of accounts. As of March 31, 2007, the Company had no uncollectible accounts for Barnico. If it receives a prepayment from a customer upon entering into a contract, it defers recognition of revenue on that amount until the contracted service is provided. In future periods, any differences between an estimate regarding the collectability of accounts and actual collections could have a material affect on our operating results.

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

Francis K. Ling, Chief Financial Officer

Exhibit 32.1.   Section 1350 Certification by Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wentworth Energy, Inc. (the “Company”) on Form 10-QSB/A for the quarter ending March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John Punzo, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John Punzo

John Punzo, Chief Executive Officer

November 26, 2007

Exhibit 32.2.   Section 1350 Certification by Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wentworth Energy, Inc. (the “Company”) on Form 10-QSB/A for the quarter ending March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Francis K. Ling, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/  Francis K. Ling

Francis K. Ling, Chief Financial Officer

November 26, 2007