Form 10QSB/A
period 2007-06-30
Wentworth Energy, Inc.
filed 2007-11-27
CIK 1138932

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

No [X]

Wentworth Energy, Inc.

The information in this amended Form 10-Q includes the following changes from the original filing on August 21, 2007:

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

PART I – FINANCIAL INFORMATION

Wentworth Energy, Inc.

Interim Consolidated Balance Sheets

	June 30, 2007 (Unaudited) Restated	December 31, 2006 Restated
Assets
Current
Cash	$ -	$ 4,445,489
Accounts receivable and accrued receivables	604,811	604,283
Unbilled receivables	34,839	60,333
Note receivable	300,000	300,000
Federal income tax receivable	133,285	133,285
Employee receivable	3,309	-
Prepaid expenses	551,993	92,368
Total current assets	1,628,237	5,635,758
Long term
Restricted cash	1,918,569	2,676,019
Certificate of deposit - restricted	77,124	25,430
Oil and gas properties (successful efforts):
Royalty interest, net	224,125	294,552
Proved oil and gas properties	22,076,933	20,847,589
Unproved oil and gas properties	10,258,076	10,251,718
Support equipment, net	1,949,238	1,908,000
Equipment, net	4,198,862	4,305,878
Deferred finance costs	8,824,268	10,339,842

Total Assets	$ 51,155,432	$ 56,284,786
Liabilities
Current
Accounts payable and accrued liabilities	$ 18,130,572	$ 16,978,975
Convertible debentures payable	1,055,000	1,055,000
Discount on convertible debentures payable	(892,161)	(945,059)
Senior secured convertible notes payable	32,350,000	32,350,000
Discount on senior secured convertible notes payable	(32,349,977)	(32,350,000)
Due to related parties	47,692	47,692
Deferred gain	300,000	300,000
Derivative contract liabilities	15,678,557	95,693,748
Total current liabilities	34,319,683	113,130,356
Asset retirement obligation	228,741	155,241

Total Liabilities	34,548,424	113,285,597

Commitments and contingencies (Note 9)

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value
2,000,000 shares authorized
Nil shares issued and outstanding	-	-
Common stock, $0.001 par value
300,000,000 shares authorized, 24,038,498 and
23,782,498 issued and outstanding June 30, 2007 and
December 31, 2006, respectively	24,038	23,782
Additional paid in capital	32,893,212	26,605,238
Accumulated Deficit	(16,310,242)	(83,629,831)
Total Stockholders’ Equity (Deficit)	16,607,008	(57,000,811)
Total Liabilities and Stockholders’ Equity (Deficit)	$ 51,155,432	$ 56,284,786

The accompanying notes are an integral part of these Interim Consolidated Financial Statements.

Wentworth Energy, Inc.

Interim Consolidated Statements of Operations (Unaudited)

	Three months ended June 30, 2007 Restated	Three months ended June 30, 2006 Restated	Six months ended June 30, 2007 Restated	Six months ended June 30, 2006 Restated

REVENUE
Drilling revenue	$ 4,850	$ -	$ 870,013	$ -
Oil and gas production	411,793	17,752	576,410	41,889
Loss on sale of oil and gas properties	(20,520)	-	(20,520)	-
TOTAL REVENUE	396,123	17,752	1,425,903	41,889

OPERATING EXPENSES
Production costs	206,554	47,298	280,112	68,758
Drilling costs	52,333	-	518,610	-
Salaries and taxes	33,762	-	203,654	-
Depreciation and depletion	337,271	1,481	527,655	1,974
Property evaluation costs	24,496	22,174	210,877	22,174
Impairment of oil and gas properties	-	-	11,208	-
TOTAL OPERATING EXPENSES	654,416	70,953	1,752,116	92,906

GROSS LOSS	(258,293)	(53,201)	(326,213)	(51,017)

EXPENSES
General and administrative	5,568,170	5,215,699	8,894,484	7,573,796
Finance Costs	1,921,489	752,753	3,570,064	916,822
	7,489,659	5,968,452	12,464,548	8,490,618

LOSS FROM OPERATIONS	(7,747,952)	(6,021,653)	(12,790,761)	(8,541,635)

OTHER (REVENUE) EXPENSE ITEMS
Interest income	(32,874)	(3,616)	(95,159)	(6,813)
Equity in loss of investment	-	117,942	-	117,942
(Gain) Loss on derivative contracts	(42,017,169)	(16,758,387)	(80,015,191)	4,004,866
	(42,050,043)	16,644,061	(80,110,350)	4,115,995

NET INCOME (LOSS)	$ 34,302,091	$ 10,622,408	$ 67,319,589	$ (12,657,630)

BASIC EARNINGS (LOSS) PER SHARE	$ 1.42	$ 0.66	$ 2.81	$ (0.80)
DILUTED EARNINGS (LOSS) PER SHARE	$ 1.36	$ 0.66	$ 2.68	$ (0.80)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	24,154,231	16,145,732	23,968,325	15,890,850
Diluted	25,271,399	16,145,732	25,085,532	15,890,850

The accompanying notes are an integral part of these interim consolidated financial statements

Wentworth Energy, Inc.

Interim Consolidated Statement of Stockholders' Equity (Deficit) (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Par Value

Balance, December 31, 2006 (restated)	23,782,498	$ 23,782	$ 26,605,238	$ (83,629,831)	$ (57,000,811)

Issuance of common stock	36,000	36	36,684	-	36,720

Issuance of common stock upon exercise of options	220,000	220	79,780	-	80,000

Stock based compensation	-	-	6,171,510	-	6,171,510

Net income for the six months ended June 30, 2007 (restated)	-	-	-	67,319,589	67,319,589
Balance, June 30, 2007 (restated)	24,038,498	$ 24,038	$ 32,893,212	$ (16,310,242)	$ 16,607,008

The accompanying notes are an integral part of these Interim Consolidated Financial Statements.

Wentworth Energy, Inc.

Interim Consolidated Statements of Cash Flow (Unaudited)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006 Restated
OPERATING ACTIVITIES
Net income (loss) for the period	$ 67,319,589	$ (12,657,630)
Add (deduct) non-cash items
Depreciation and depletion	527,655	1,974
Stock based compensation	6,012,322	5,785,460
Amortization of discount on convertible notes and debentures	52,921	530,431
(Gain) loss on derivative contracts	(80,015,191)	4.004,866
Equity in loss of investment	-	117,942
Amortization of deferred financing costs	1,515,574	113,411
Accretion of asset retirement obligation liability	21,956	-
Impairment of oil and gas properties	11,208	-
Loss on equipment sale	20,520	-
Stock issued for services and other	159,188	311,990
Changes in non-cash working capital items
Accounts receivable and accrued receivables	21,657	(11,309)
Prepaid expenses, deposits and other	(459,625)	(549,440)
Accounts payable and accrued liabilities	1,151,597	269,924
Due to related parties	36,720	169,609
Cash used in operating activities	(3,623,909)	(1,912,772)

INVESTING ACTIVITIES
Change in restricted cash, net	757,450	-
Purchase of CD - restricted	(51,694)	-
Cash invested in Redrock Oil Sands, Inc.	-	(5,468)
Additions to property and equipment	(281,404)	(26,723)
Additions to oil and gas properties	(1,425,932)	(2,139,261)
Proceeds from sale of oil and gas property	100,000	-
Cash used in investing activities	(901,580)	(2,171,452)

FINANCING ACTIVITIES
Deferred financing costs	-	(172,000)
Share subscriptions payable	-	(1,500)
Proceeds from convertible debentures/notes payable, net of related costs	-	2,000,000
Common stock issued for cash, including exercise of options	80,000	1,911,774
Borrowings from overdrafts payable	-	247,827
Cash provided by financing activities	80,000	3,986,101

CHANGE IN CASH DURING PERIOD	(4,445,489)	(98,123)

CASH, BEGINNING OF PERIOD	4,445,489	107,397

CASH, END OF PERIOD	$ -	$ 9,274

SUPPLEMENTAL DISCLOSURE:
Interest paid	$ 705,693	$ -
Common stock issued for reduction of payables	$ -	$ 59,225
Common stock issued for deferred financing fees	$ -	$ 125,250
Treasury stock issued for collateral	$ -	$ 7,758
Discount on convertible debt	$ -	$ 1,500,000
Transfer of oil and gas property to equity investments	$ -	$ 100,001
Issued common stock for conversion of debt	$ -	$ 628,500
Issued common stock for investment	$ -	$ 378,000

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

c)

Deferred finance costs

Finance costs with respect to the 10% convertible debentures totaling $0.3 million were recorded January 12, 2006, and are being expensed using the interest method over the remaining months until maturity of the debentures on January 11, 2009.  The Company also recorded a discount for the convertible debentures, as described in Note 5. Amortization expense through June 30, 2007 was approximately $35,000.

Finance costs with respect to the 9.15% senor secured convertible notes totaling $11.3 million were recorded July 25, 2006 and are being expensed using the interest method over the remaining months until maturity of the notes in July 2009.  The Company also recorded a discount for the notes as described in Note 6.  Amortization expense through June 30, 2007 was approximately $1.48 million.

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

June 30, 2007

2.

Significant Accounting Policies (continued)

d)

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

f)

Income taxes (continued)

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

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

June 30, 2007

3.

Oil and Gas Properties (continued)

Results of Operations for Oil and Gas Producing Activities for the three and six months ended June 30, 2007 and 2006

	Three months ended June 30, 2007	Three months ended June 30, 2006
Oil and gas sales	$ 411,793	$ 17,752

Production costs	206,554	47,298
Exploration costs	24,496	22,174
Depreciation, depletion and amortization	289,824	1,481
Impairment of oil and gas properties	-	-
Total oil and gas expense	520,874	70,953

Net profit (loss) on oil and gas operations	(109,081)	(53,201)
Income tax expense	-	-
Results of operations for oil and gas producing activities (excluding corporate overhead and finance costs)	$ (109,081)	$ (53,201)

	Six months ended June 30, 2007	Six months ended June 30, 2006
Oil and gas sales	$ 576,410	$ 41,889

Production costs	280,112	68,758
Exploration costs	210,877	22,174
Depreciation, depletion and amortization	369,979	1,974
Impairment of oil and gas properties	11,208	-
Total oil and gas expense	872,176	92,906
Net profit (loss) on oil and gas operations	(295,766)	(51,017)
Income tax expense	-	-
Results of operations for oil and gas producing activities (excluding corporate overhead and finance costs)	$ (295,766)	$ (51,017)

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

Notes to the Interim Consolidated Financial Statements (Unaudited)

June 30, 2007

5.

Convertible Debentures Payable (continued)

In connection with the convertible debentures, the Company recorded a $1.5 million debt discount due in January 2006 to the value of the equity consideration and beneficial conversion feature of the financing, pursuant to the guidance issued by the Emerging Issues Task Force (“EITF”).  The debt discount is being amortized using the interest method over the life of the related convertible debentures and approximately $21,424 and $52,898 were expensed as of the three and six months ended June 30, 2007, respectively, and $6,389 and $426,263 were expensed as of the three and six months ended June 30, 2006, respectively.

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

In connection with the notes, the Company recorded a $32,350,000 debt discount based on the value of the equity consideration and beneficial conversion feature of the financing pursuant to the guidance issued by the Emerging Issues Task Force. The debt discount is being amortized using the interest method over the life of the related notes. Accordingly, no amortization relating to these notes was expensed for the six months ended June 30, 2007.

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

Options Outstanding

The following table presents options activity for the six months ended June 30, 2007.

	Total number of options	Currently exercisable options	Weighted Average exercise price	Expiry date
Outstanding at December 31, 2006	14,813,500	7,732,254	$1.28	23 months
Options exercised	(120,000)	-	0.25	2/28/07
Options exercised	(100,000)	-	0.50	2/28/07
Options granted	150,000	-	1.50	9/20/08
Options granted	300,000	-	1.50	5/15/09
Options vested during period	-	602,752	1.50	6/30/10
Outstanding at March 31, 2007	15,043,500	8,335,006	1.30	20 months
Options vested during period	-	1,468,752	-	6/30/10
Options granted	200,000	-	0.50	4/2/10
Outstanding at June 30, 2007	15,243,500	9,803,758	$1.29	16 months

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

The accounting policies of the reportable segments are the same as those described in the Company’s Annual Report on Form 10-KSB.  The Company evaluates the segments based on income (loss) from operations.  Segment activity for the three and six months ended June 30, 2007 and 2006 is shown below (in thousands):

	Three months ended June 30,
	2007	2006 Restated
Revenues
Drilling revenues	$ 5	$ -
Oil and gas production	412	18
Loss on sale of oil and natural gas property	(21)	-
Total revenues	$ 396	$ 18

	Three months ended June 30,
	2007	2006 Restated
Operating income (1)
Drilling	$ (268)	$ -
Oil and natural gas	10	(53)
Total operating (loss) income	(258)	(53)
General and administrative expense	5,568	5,216
Finance costs	1,921	753
Other income	(42,050)	16,644
Net Income	$ 34,302	$ 10,622

	Six months ended June 30,
	2007	2006 Restated
Revenues
Drilling revenues	$ 870	$ -
Oil and gas production	577	42
Loss on sale of oil and natural gas property	(21)	-
Total revenues	$ 1,426	$ 42

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

June 30, 2007

10.

Segment Information (continued)

	Six months ended June 30,
	2007	2006 Restated
Operating income (1)
Drilling	$ (6)	$ -
Oil and natural gas	(320)	(51)
Total operating (loss) income	(326)	(51)
General and administrative expense	8,894	7,574
Interest expense	3,570	917
Other income (expense), net	80,110	(4,115)
Net Income (loss)	$ 67,320	$ (12,657)

	June 30, 2007	December 31, 2006
Identifiable Assets (2)
Drilling	$ 4,199	$ 6,314
Oil and natural gas	34,508	31,394
Corporate assets	11,527	18,068
Total assets	$ 50,234	$ 55,776

	June 30, 2007	December 31, 2006
Capital Expenditures
Drilling	$ 47	$ 473
Oil and natural gas	1,395	31,156
Other	-	75
Total capital expenditures	$ 1,442	$ 31,704

Three months ended June 30
	2007	2006 Restated
Depreciation, Depletion and Amortization
Drilling	$ 44	$ -
Oil and natural gas	293	1
Total depreciation, depletion and amortization	$ 337	$ 1

Six months ended June 30,
	2007	2006 Restated
Depreciation, Depletion and Amortization
Drilling	$ 154	$ -
Oil and natural gas	374	2
Total depreciation, depletion and amortization	$ 528	$ 2

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

Notes to the Interim Consolidated Financial Statements (Unaudited)

June 30, 2007

11.

Restatement of Annual and Interim Consolidated Financial Statements

The Company has retroactively restated certain of its amounts reported as of December 31, 2006 and for the six months ended June 30, 2007.  The restatements were made to correct the manner in which the amortization was calculated for deferred finance costs and discounts on convertible debt issued during 2006. The method of calculating amortization was changed from the straight-line method to the interest method, as prescribed by APB Opinion No. 21. In addition, guidance from SFAS No. 154, “Accounting Changes and Error Corrections,” was reviewed with regard to this matter.  As a result, the Company retroactively restated the consolidated financial statements to apply the appropriate accounting treatment.  The Company’s interim consolidated balance sheet as of June 30, 2007 and consolidated balance sheet as of December 31, 2006 have been restated to reflect the changes in assets, liabilities and stockholders’ equity. The Company’s interim consolidated statements of operations for the three- and six-month periods ended June 30, 2007 have been restated to reflect the change in finance costs. The Company’s interim consolidated statement of stockholders’ equity for the six-month period ended June 30, 2007 has been restated to reflect the change in the net loss for the period, and the Company’s interim consolidated statement of cash flow for the six-month period ended June 30, 2007 has been restated to reflect the change in the net loss for the period and the amortization of deferred finance costs and discounts on convertible debt.

The following is a summary of the impact of the restatement on the Company’s interim consolidated balance sheet as of June 30, 2007:

	June 30, 2007
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Deferred finance costs	$ 7,902,848	$ 921,420	(a)	$ 8,824,268
Total assets	50,234,012	921,420		51,155,432
Discount on convertible debentures payable	(447,359)	(444,802)	(b)	(892,161)
Discount on senior secured convertible notes	(22,240,625)	(10,109,352)	(b)	(32,349,877)
Total current liabilities	44,873,837	(10,554,154)		34,319,683
Total liabilities	45,102,578	(10,554,154)		34,548,424
Accumulated deficit	(27,785,816)	11,475,574	(c)	(16,310,242)
Total stockholders’ equity	5,131,434	11,475,574		16,607,008

The following is a summary of the impact of these restatements on the Company’s interim consolidated statement of operations for the three-month period ended June 30, 2007:

	June 30, 2007
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Finance costs	$ 4,855,090	$(2,933,601)	(a,b)	$ 1,921,489
Total expenses	10,423,260	(2,933,601)		7,489,659
Loss from operations	(10,681,553)	2,933,601		(7,747,952)
Net income	31,368,490	2,933,601		34,302,091
Basic income per share	1.30	0.12		1.42
Diluted income per share	1.24	0.12		1.36

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

June 30, 2007

11.

Restatement of Annual and Interim Consolidated Financial Statements (continued)

The following is a summary of the impact of these restatements on the Company’s interim consolidated statement of operations for the six-month period ended June 30, 2007:

	Six-month Period Ended June 30, 2007
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Finance costs	$ 9,495,756	$(5,925,692)	(a,b)	$ 3,570,064
Total expenses	18,390,240	(5,925,692)		12,464,548
Loss from operations	(18,716,453)	5,925,692		(12,790,761)
Net income	61,393,897	5,925,692		67,319,589
Basic income per share	2.56	0.25		2.81
Diluted income per share	2.45	0.23		2.68

The following is a summary of the impact of these restatements on the Company’s interim consolidated statement of stockholders’ equity for the period from ended June 30, 2007:

	Six-Month Period Ended June 30, 2007
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Net income	$61,393,897	$ 5,925,692	(a,b)	$ 67,319,589
Accumulated deficit	(27,785,816)	11,475,574	(c)	(16,310,242)
Total stockholder’s equity	5,131,434	11,475,574		16,607,008

The following is a summary of the impact of these restatements on the Company’s interim consolidated statement of cash flow for the six-month period ended June 30, 2007:

	Six-Month Period Ended June 30, 2007
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Net income	$61,393,897	$ 5,925,692	(a,b)	$67,319,589
Amortization of deferred finance costs	5,565,834	(5,512,913)	(a)	52,921
Amortization of discount on convertible debt	1,928,353	(412,779)	(b)	1,515,574

The following is a summary of the impact of the restatement on the Company’s consolidated balance sheet as of December 31, 2006:

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

June 30, 2007

11.

Restatement of Annual and Interim Consolidated Financial Statements (continued)

	December 31, 2006
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Deferred finance costs	$ 9,831,201	$ 508,641	(d)	$10,339,842
Total assets	55,776,145	508,641		56,284,786
Convertible notes payable	1,144,652	(89,652)	(e)	1,055,000
Discount on convertible debentures payable	(711,179)	(233,880)	(f)	(945,059)
Discount on senior secured convertible notes	(27,632,291)	(4,717,709)	(f)	(32,350,000)
Total current liabilities	118,171,597	(5,041,241)		113,130,356
Total liabilities	118,326,838	(5,041,241)		113,285,597
Accumulated deficit	(89,179,713)	5,549,882	(d,f)	(83,629,831)
Total stockholders’ deficit	(62,550,693)	5,549,882		(57,000,811)

(a)

To decrease amortization of deferred finance costs by due to the change in the calculation from the straight-line method to the interest method.

(b)

To decrease amortization of discounts on convertible debentures and senior secured convertible notes due to the change in the calculation of amortization from the straight-line method to the interest method.

(c)

To decrease accumulated deficit due to the change in the calculation of amortization of deferred finance costs and amortization of discounts on convertible debentures from the straight-line method to the interest method.

(d)

To decrease amortization of deferred finance costs by $508,641 due to the change in the calculation from the straight-line method to the interest method.

(e)

To reclassify $89,652 between discount on convertible debentures and the related convertible debentures balance due to a recording error.

(f)

To decrease amortization of discounts on convertible debentures and senior secured convertible notes due to the change in the calculation of amortization from the straight-line method to the interest method.

The Company has retroactively restated certain of its amounts reported for the quarter and year to date ended June 30, 2006.  The restatements were made to correct the manner in which warrants issued and classified as stockholders' equity in 2005 are reported in 2006 and the manner in which deferred finance costs and the discount on convertible debentures were being amortized.

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

Notes to the Interim Consolidated Financial Statements (Unaudited)

June 30, 2007

11.

Restatement of Year-end and Interim Consolidated Financial Statements (continued)

In accordance with SFAS 154, the Company’s interim consolidated statements of operations for the quarter and year to date ended June 30, 2006 have been restated to reflect, the change in loss on derivative contracts and the Company’s interim consolidated statement of cash flow for the quarter and year to date ended June 30, 2006 has been restated to reflect the change in the net loss for the period, and the loss on derivative contracts.

APB Opinion No. 21 requires the use of the interest method to amortize deferred financing costs and debts discounts.  The Company was using the straight-line method which can be used only if it does not differ materially from the results of the interest method, The Company’s interim consolidated statements of operations for the quarter and year to date ended June 30, 2006 have been related to reflect changes in interest and bank charges and finance costs. The Company’s interim consolidated statement of cash flow for the quarter and year to date ended June 30, 2006 has been restated to reflect the change in net loss for the period, amortization of discount on convertible debentures and amortization of deferred finance costs.

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

The following is a summary of the impact of the restatements on the Company’s interim consolidated statement of operations for the three- and six-month period ended June 30, 2006:

	Three-Month Period Ended June 30, 2006
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Finance costs	$ 775,983	$ (23,230)	(e,f)	$ 752,753
Total expenses	5,991,682	(23,230)		5,968,452
Loss from operations	(6,044,883)	23,230		(6,021,653)
(Gain) loss on derivative contracts	(10,885,474)	(5,872,913)	(b)	(16,758,387)
Total other (revenue)/expense items	(10,771,148)	(5,872,913)		(16,644,061)
Net income (loss)	4,726,265	5,896,143		10,622,408
Basic and diluted income (loss) per share	0.29	0.37		0.66

	Six-Month Period Ended June 30, 2006
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Finance costs	$ 944,378	$ (27,556)	(c,d)	$ 916,822
Total expenses	8,518,174	(27,556)		8,490,618
Loss from operations	(8,569,191)	27,556		(8,541,635)
(Gain) loss on derivative contracts	4,059,890	(55,024)	(a)	4,004,866
Total other (revenue)/expense items	4,171,019	(55,024)		4,115,995
Net income (loss)	(12,740,210)	82,580		(12,657,630)
Basic and diluted income (loss) per share	(0.80)	(0.00)		(0.80)

Wentworth Energy, Inc.

Notes to the Interim Consolidated Financial Statements (Unaudited)

June 30, 2007

11.

Restatement of Annual and Interim Consolidated Financial Statements (continued)

The following is a summary of the impact of the restatements on the Company’s interim consolidated statement of cash flow for the six-month period ended June 30, 2006:

	Six-Month Period Ended June 30, 2006
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Net loss for the period	$ (12,740,210)	$ 82,580	(a,c,d)	$(12,657,630)
Amortization of discount on convertible debt	614,653	(84,222)	(d)	530,431
Amortization of deferred finance cost	56,745	56,666	(c)	113,411
Loss on derivative contracts	4,059,890	(55,024)	(a)	4,004,866

(a)

To increase the gain on derivative contracts by $55,024 for the change in the value of warrants recorded as derivative liabilities for the six-month period ended June 30, 2006.

(b)

To increase the gain on derivative contracts by $5,872,913 for the change in the value of warrants recorded as derivative liabilities for the three-month period ended June 30, 2006.

(c)

To increase amortization of deferred finance costs by $56,666 due to the change in the calculation from the straight-line method to the interest method for the six-month period ended June 30, 2006.

(d)

To decrease amortization of discount on convertible debentures by $84,222 due to the change in the calculation from the straight-line method to the interest method for the six-month period ended June 30, 2006.

(e)

To increase finance costs by $67,381 due to the change in the calculation from the straight-line method to the interest method for the three-month period ended June 30, 2006.

(f)

To decrease interest and bank charges by $90,611 due to the change in the calculation from the straight-line method to the interest method for the three-month period ended June 30, 2006.

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

	Three months ended June 30,			Six months ended June 30,
Dollars in thousands	2007	2006	$ change	2007	2006	$ change
REVENUE
Drilling operations	$ 5	$ -	$ 5	$ 870	$ -	$ 870
Oil and gas production	411	18	393	576	42	534
Loss on sale of oil and gas properties	(20)	-	(20)	(20)		(20)
TOTAL REVENUES	396	18	378	1,426	42	1,384

OPERATING EXPENSES
Production costs	207	47	160	280	69	211
Drilling costs	52	-	52	518	-	518
Salaries and taxes	34	-	34	204	-	204
Depreciation and depletion	337	2	335	528	2	526
Property evaluation costs	24	22	2	211	22	189
Impairment of oil and gas properties	-	-	-	11	-	11
TOTAL OPERATING EXPENSES	654	71	583	1,752	93	1,659

GROSS PROFIT (LOSS)	(258)	(53)	(205)	(326)	(51)	(275)

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative	5,568	5,215	353	8,894	7,574	1,320
Finance costs	1,921	753	1,168	3,570	917	2,653
TOTAL GENERAL AND ADMINISTRATIVE	7,489	5,968	1,521	12,464	8,491	3,973

LOSS FROM OPERATIONS	(7,748)	(6,021)	(1,727)	(12,790)	(8,542)	(4,248)

OTHER (INCOME) EXPENSES
Interest Income	(33)	(4)	(29)	(95)	(7)	(88)
(Gain) loss on derivative contracts	(42,017)	(16,758)	(25,259)	(80,015)	4,005	(84,020)
Equity in loss of investment	-	118	(118)	-	118	(118)
TOTAL OTHER (INCOME) EXPENSE	(42,050)	(16,644)	(25,406)	(80,110)	4,116	(84,226)

INCOME (LOSS) BEFORE INCOME TAX BENEFIT
Income tax benefit (expense)	-	-	-	-	-	-

NET INCOME (LOSS)	$ 34,302	$ 10,622	$ 23,680	$ 67,320	$ (12,682)	$ 80,002

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

Net Income/Loss. Net income for the second quarter of 2007 increased $23.7 million compared to the corresponding prior year quarter, primarily attributable to $25.3 million of non-cash fluctuations in derivative contract liabilities resulting from changes in fair value, which was partially offset by finance costs of $4.9 million related to our convertible notes.  Accounting guidance in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”, requires us to report the derivative contract liability at fair value and record the fluctuation to the fair value of the derivative contract liability to current operations.  See also Note 6, “Senior Secured Convertible Notes Payable Convertible Debentures Payable,” to the Notes to the Interim Consolidated Financial Statements for additional information. The large fluctuations in the derivative contract liabilities and the related impact on the Interim Consolidated Statements of Operations arise from the application of the prescribed accounting treatment for derivatives and are not directly related to operational matters.  See discussion of “Derivative Instruments” in the Critical Accounting Policies section of this Item 2.  In addition, oil and natural gas production, primarily from our interests in the P.D.C. Ball property and properties adjacent to the P.D.C Ball property, provided revenue of $0.4 million compared to nil for the corresponding prior year quarter.  Gross profit margin percentages for the second quarter of 2007 and 2006 were (65%) and (294.4%), respectively.

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

Operating Expenses. Our operating expenses increased almost $0.6 million to $0.7 million in the second quarter of 2007 due the significant increase in oil and gas production during the quarter.  The related operating expenses included a $335,000 increase in depreciation expense and a $160,000 increase in production costs, which include lease operating expenses and workover of the Shiloh Wells. The lower 2006 second quarter operating expenses reflected initial operations prior to any significant production activity.

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

Finance Costs.  Finance costs totaled $1.9 million and $0.8 million for the second quarter of 2007 and 2006, respectively.  The 2007 costs related to interest and penalties accrued under our convertible debentures and convertible notes. As further detailed in “Liquidity and Capital Resources,” we are in default on our convertible debentures and convertible notes and are dependent on the successful restructuring or refinancing of the existing debt and on obtaining adequate financing for our operations and capital needs.

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

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

Net Income/Loss. Net income for the first six months of 2007 increased $80 million compared to the corresponding prior year period and was primarily attributable to the following: (i) $84.0 million of non-cash fluctuations in our derivative contract liabilities as a result of changes in fair value; and (ii) a $1.4 million increase in revenue.  Partially offsetting the increase were the following: (i) a $2.7 million increase in finance costs related primarily to interest on our convertible notes and (ii) a $1.7 million increase in operating expenses.  Accounting guidance requires reporting a derivative contract liability at fair value with the fluctuation recognized in current operations. The large fluctuations in the derivative contract liabilities and the related impact on the Interim Consolidated Statements of Operations arise from the application of prescribed accounting treatment for derivatives and are not directly related to operational matters.

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

Finance Costs.  Finance costs totaled $3.6 million and $0.9 million for the first six months of 2007 and 2006, respectively. The 2007 costs related to interest and penalties accrued under our convertible debentures and convertible notes. As further detailed in “Liquidity and Capital Resources,” we are in default on our convertible notes and convertible debentures and are dependent on the successful restructuring or refinancing of our existing debt and on obtaining adequate financing for our operations and capital needs.

Other Income and Expense.  Other income and expense consists primarily of the gain or loss on the fluctuation in derivative contract liabilities.  For the first six months of 2007, the Company recognized an $80.0 million gain compared to a $4.0 million loss for the corresponding prior year period.  As noted above, authoritative accounting guidance requires the fluctuation in the fair value to be recognized in current operations.

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

Liquidity and Capital Resources

Summary of Cash Flows (in thousands)	For the six months ended June 30, 2007	For the six months ended June 30, 2006	Change
Cash used in operating activities	$ (3,624)	$ (1,913)	$ (1,711)
Cash used in investing activities	(902)	(2,171)	1,269
Cash provided by financing activities	80	3,986	(3,906)

	June 30, 2007	December 31, 2006	Change
Capital Expenditures	$ 281	$ 27	$ 254
Working Capital	(32,691)	(107,494)	74,803

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

Operating Activities

As of June 30, 2007, we have a working capital deficiency of $32.7 million. This represents a decrease in the working capital deficiency of $74.8 million since December 31, 2006 year end and relates primarily to an $80.0 million decrease in the fair value of the derivative contract liability at June 30, 2007. Generally, if the fair value of our common stock increases over the preceding measurement date, we will recognize a loss on derivative contracts, and if the fair value of our common stock decreases over the preceding measurement date, we will record a gain on derivative contracts.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2007, the following equity securities that were not registered under the Securities Act were issued and exercised:

Date	Description	Number	Purchaser and Recipient	Proceeds	Consideration	Exemption [1]
Apr 2, 2007	Stock options [2]	200,000	Francis K. Ling	Nil	Consulting services	Reg. S

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

Item 6.   Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit No.	Description
10.1	Wentworth Energy, Inc. 2007 Stock Incentive Plan dated February 16, 2007
10.2	Incentive Stock Option Agreement between Wentworth Energy, Inc. and Francis K. Ling dated April 2, 2007
10.3	Consulting Agreement dated June 1, 2007, between Wentworth Energy, Inc. and Francis K. Ling
31.1*	Rule 13a-14a/15d-14(a) Certification by Chief Executive Officer
31.2*	Rule 13a-14a/15d-14(a) Certification by Chief Financial Officer
32.1*	Section 1350 Certification by Chief Executive Officer
32.2*	Section 1350 Certification by Chief Financial Officer

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

Francis K. Ling, Chief Financial Officer

Exhibit 32.1.   Section 1350 Certification by Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wentworth Energy, Inc. (the “Company”) on Form 10-QSB/A for the quarter ending June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John Punzo, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John Punzo

John Punzo, Chief Executive Officer

November 26, 2007

Exhibit 32.2.   Section 1350 Certification by Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wentworth Energy, Inc. (the “Company”) on Form 10-QSB/A for the quarter ending June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Francis K. Ling, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/  Francis K. Ling

Francis K. Ling, Chief Financial Officer

November 26, 2007