Form 10KSB
period 2007-12-31
Wentworth Energy, Inc.
filed 2008-04-14
CIK 1138932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 0-32593

Wentworth Energy, Inc.

(Name of small business issuer in its charter)

Oklahoma, United States

73-1599600

(State or other jurisdiction of incorporation or organization) (IRS Employer Identification Number)

112 E. Oak Street, Suite 200, Palestine, Texas 75801

(Address of principal executive offices)

(903) 723-0395

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

State issuer’s revenues for the fiscal year ended: $2,182,802

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: As of March 3, 2008, the issuer had 23,106,964 $0.001 par value common shares outstanding, held by non-affiliates*, and the aggregate market value of such shares was approximately $4,159,254.

*

Without asserting that any of the issuer’s directors or executive officers, or the entities that own 10% or greater of the registrant’s shares of common stock, are affiliates, the shares of which they are beneficial owners have been deemed to be owned by affiliates solely for this calculation.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 27,219,707 shares of $0.001 par value common stock as of April 10, 2008.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Disclosure Regarding Forward-Looking Statements and Cautionary Statements

In addition to historical information, this Annual Report contains statements that plan for or anticipate the future, including, without limitation, statements under the captions “Description of Business,” “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation.”  These forward-looking statements include statements about our future business plans and strategies, future actions, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, objectives of management, and other such matters, as well as certain projections and business trends, and most other statements that are not historical in nature, that are “forward-looking”.

Because we are a “penny stock”, you cannot rely on the Private Securities Litigation Reform Act of 1995. Forward-looking information may be included in this Annual Report or may be incorporated by reference from other documents we have filed with the Securities and Exchange Commission (the “SEC”).  You can identify these forward-looking statements by the use of words such as “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue” and variations of these words or comparable words.  Forward-looking statements do not guarantee future performance, and because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. These risks and uncertainties include, without limitation, those described under “RISK FACTORS” in Item 1 of this Annual Report and those detailed from time to time in our filings with the SEC.

These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control.  Actual results could differ materially from these forward-looking statements as a result of, among other things:

•

failure to obtain, or a decline in, oil or gas production, or a decline in oil or gas prices,

•

incorrect estimates of required capital expenditures,

•

increases in the cost of drilling, completion and gas collection or other costs of production and operations,

•

an inability to meet growth projections, and

•

an inability to extract reserves at commercially attractive prices, and the levels of oil and gas reserves that can be extracted at any of our properties.

PART I

Item 1.  Description of Business

Business Development

We are an exploration and production company engaged in oil and gas exploration, drilling and development. We currently have oil and gas interests in Anderson County, Freestone County, Jones County and Leon County, Texas. Our strategy is to develop our current low risk, high probability prospects and to lease out deeper zones of our properties for royalty interests.   Due to our lack of adequate resources we may utilize joint ventures or farm-outs to develop our properties.

The Company was incorporated as Avondale Capital I Corp., a blank check company, under the laws of the State of Oklahoma on October 31, 2000. On September 16, 2002, we acquired all of the shares of stock of FHW, Inc. an Oklahoma corporation which provided financial consulting services. We discontinued these operations during the fourth fiscal quarter of 2003 and we remained inactive until February 23, 2005 when a new board of directors was appointed and we commenced operations as an oil and gas exploration and development company. On February 24, 2005, we changed our name to Wentworth Energy, Inc. (or “Wentworth”).

On May 12, 2005, we acquired 87% of the outstanding shares in Wentworth Oil & Gas, Inc., a Nevada corporation, (“Wentworth Oil”) through a Share Exchange agreement.   The remaining Wentworth Oil shares were acquired in August 2005 and February 2007.  In exchange for Wentworth Oil, the Company issued a total of 1,632,000 shares of our common stock with an aggregate market value of approximately $0.5 million, in order to purchase all of its outstanding stock.  Prior to the acquisition, Gordon C. McDougall, a former director and officer of Wentworth Energy, owned 13.5% of Wentworth Oil and therefore, did not take part in the negotiations for this acquisition.  Effective October 3, 2007, the business of Wentworth Oil was wound up and dissolved pursuant to a plan of winding-up and dissolution, whereby the remaining assets and liabilities of Wentworth Oil were assumed by the Company.

During 2006, the Company acquired a 75% working interest in the Pecos County property covering approximately 130 acres in Pecos County, Texas. Capitalized costs for this property totaled almost $0.2 million and included acquisition, exploration and asset retirement obligation costs.

In March 2006, we invested in a corporation, Wentworth Oil Sands, Inc. (now named Redrock Energy, Inc.) (“Redrock”), with Petromax Technologies LLC to develop technology to extract oil from the tar sands. We transferred our Asphalt Ridge Tar Sands property near Vernal, Utah to Redrock for 2.5 million shares of Redrock, which is 23.5% of the issued and outstanding shares of common stock of Redrock. On September 20, 2006, Redrock ceased use of the Petromax technology after Redrock concluded that it was not commercially viable. Based on the cessation of the use of the Petromax technology, management believed that the Company’s book value on this investment should be written down by $0.6 million to zero, and accordingly, this loss was recognized in our 2006 consolidated financial statements.

During the first quarter of 2006, the Company acquired an 87.5% working interest on approximately 40 acres in Polk County, Texas, for $0.1 million.  The Company spent approximately $1.6 million to develop this property through a third-party operator.  The third-party operator incurred additional expenses of approximately $0.6 million to develop the well.  Because the lack of production from the Polk County well made it economically unviable, and in lieu of paying the third-party the additional monies, we assigned our 87.5% working interest to the third-party operator during 2007.  Once the operator had fully recouped their costs, the Company was to receive a 25% working interest in the proceeds from the sale of production from the well.  After evaluating the production history, management believed it was prudent to record an impairment charge of $1.7 million for the Polk County well in 2007, resulting in a book value of zero.

In July 2006, as part of the P.D.C. Ball mineral property and Barnico Drilling, Inc. (“Barnico”) acquisition described in Note 5, “Oil and Gas Properties,” in the notes to the consolidated financial statements, the Company purchased a 90% interest in 27,557 gross acres (22,682 net acres) of oil and gas fee mineral rights known as the “P.D.C. Ball mineral property” owned by Roboco Energy, Inc. in Anderson County, Freestone County and Jones County, Texas for $31.9 million, which included cash and issuance of Wentworth’s stock. Funding for the acquisition was through the issuance of $32.4 million of senior secured convertible notes. Total capitalized costs for the year ended December 31, 2007 were $30.0 million.  Due to the lack of available resources to fund further development at this time, we have recorded an impairment charge of $2.6 million at December 31, 2007 for the excess of the carrying value over the fair market value.

With the acquisition of Barnico, an established drilling company, we were no longer considered to be in the exploration stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Barnico is an East Texas-based drilling contractor with two drilling rigs. As of the end of 2006, because of the increase in oil and gas prices over the last several years, there had been a significant increase in drilling activity, resulting in a high demand for drilling contractors. We believed that this demand caused shortages in available drilling rigs and a significant increase in contract rates for drilling services. This acquisition helped us control our drilling costs, and meet our drilling schedule. Before the acquisition, Barnico provided its services to third parties, but we intended to and did use Barnico’s drilling assets to develop our oil and gas holdings where possible. However, to the extent we were unable to fully utilize both of Barnico’s drilling rigs, we contracted Barnico’s drilling services to third parties in order to offset some of our overhead costs. During 2007, the drilling revenues from third parties declined significantly because Barnico’s largest customer ceased its drilling in Barnico’s service area and due to a lack of capital we were unable to utilize Barnico’s resources to drill our own properties.  In order to reduce overhead expenses, most of Barnico’s employees were laid off during 2007.  Barnico continues to actively bid on third party drilling contracts.  However, management anticipates the demand for contract drilling services may decline over the next 12 months, because there appears to be a lessening demand for drilling rigs in East Texas counties and most of the wells slated for drilling during this period are deeper wells, which are beyond the capabilities of Barnico’s rigs.  Consequently, there can be no assurance that Barnico will continue to deploy its rigs in the future, unless we are able to secure additional capital to carry out a drilling program on our own properties.  At this juncture, management is seeking to recover all or part of our investment in Barnico through other strategic opportunities, including a possible sale of Barnico or its assets.  As a result of these circumstances we recognized an impairment change of $2.7 million during 2007 for the excess of the carrying value of the equipment over its fair market value as determined by an independent appraisal.

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

We completed the sale of our interests in our Archer County, Wichita County, Pecos County and McMullen County oil and gas properties in December 2006. Because of their relatively small size and low production levels, and because the properties are scattered across north-central, western and southern Texas, we concluded that these properties might be uneconomical and would detract management from the opportunities on our largely contiguous 27,557 gross acre Anderson County, Freestone County and Jones County property in East Texas.

Business of Issuer

Principal Products

We are an exploration and development company engaged in oil and gas exploration, drilling and development. We currently have oil and gas interests in Anderson County, Freestone County, Jones County, and Leon County, Texas. Our strategy is to explore and develop our Anderson County, Freestone County and Jones County property. Our oil and gas activities are currently conducted solely in the United States. We do not own any interests in any mining properties.

Competitive Business Conditions

We are a small exploration and development oil and gas company, and a substantial number of our competitors have longer operating histories and substantially greater financial and personnel resources than we do. We do not hold a significant competitive position in the oil and gas industry.

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

Dependence on Major Customers

In July 2006, as a part of an acquisition, we acquired Barnico which owns two drilling rigs. In the short term, Barnico leased one of its rigs to third party drilling contractors. During 2006, 90% of Barnico’s total revenue was from one customer, who was an unrelated party. During 2007, Barnico had two primary customers for drilling representing 26% and 13% of total sales, respectively.  During the second half of 2007, the drilling operations were put on hold while management reconsidered the long-term viability of the drilling operations.

We sell our natural gas production to various independent purchasers.  During the year ended December 31, 2007, our gas sales were primarily to one customer who accounted for approximately 33% of our total sales.  We have no obligations to provide oil or gas in fixed quantities or at fixed prices.

Regulations

Various United States and federal regulations affect the production and sale of oil and natural gas. States in which we conduct activities impose restrictions on the drilling, production, transportation and sale of oil and natural gas. These regulations include requiring permits for drilling wells; maintaining prevention plans; submitting notification and receiving permits in relation to the presence, use and release of certain materials incidental to oil and gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface plugging and abandoning of wells and the transporting of production. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, have issued rules and regulations binding on the oil and gas industry and its individual members, compliance with which is often difficult and costly, and some of which carry substantial penalties for failure to comply. Inasmuch as new legislation affecting the oil and gas industry is commonplace, and existing laws and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with these laws and regulations.

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

Our operations are also subject to various conservation matters, including the number of wells which may be drilled in a unit, and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration, while other states rely on voluntary pooling of lands and leases. This may make it more difficult to develop oil and gas properties. In addition, state conservation laws establish maximum rates of production oil and gas wells, generally limit the venting or flaring of gas, and impose certain requirements regarding the ratable purchase of production. The effect of these regulations is to limit the amounts of oil and gas we can produce from our wells and to limit the number of wells or the locations at which we can drill.

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

Additionally, in the course of our routine oil and gas operations, surface spills and leaks, including casing leaks of oil or other materials occur, and we incur costs for waste handling and environmental compliance. Moreover, we are able to control directly the operations of only those wells for which we act as the operator. We believe that we are in substantial compliance with applicable environmental laws and regulations.

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

We are subject to certain laws and regulations relating to environmental remediation activities associated with past operations, such as CERCLA and similar state statutes. In response to liabilities associated with these activities, accruals are established from time to time when reasonable estimates are possible. Estimated and accrued environmental remediation costs as of December 31, 2007 and 2006, respectively, were approximately $0.1 million and $0.2 million. These accruals represent the estimated costs associated with plugging abandoned wells by cementing the borehole, removing casing and other equipment, and leveling and replanting the surface. We use discounting to present value in determining our accrued liabilities for environmental remediation or well closure, but no material claims for possible recovery from third party insurers or other parties related to environmental costs have been recognized in our financial statements. We will adjust remediation accruals when new remediation responsibilities are discovered and probable costs become estimable, or when current remediation estimates must be adjusted to reflect new information.

We believe that the operator of the properties in which we have an interest are in substantial compliance with applicable laws, rules and regulations relating to the control of air emissions at all facilities on those properties. Although we maintain insurance against some, but not all of the risks described above, including insuring the costs of clean-up operations, public liability and physical damage, there is no assurance that our insurance will be adequate to cover all such costs, that the insurance will continue to be available in the future or that the insurance will be available at premium levels that justify our purchase. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on our financial condition and operations. Compliance with environmental requirements, including financial assurance requirements and the costs associated with the cleanup of any spill, could have a material adverse effect on our capital expenditures, earnings or competitive position. We do believe, however, that our operators are in substantial compliance with current applicable environmental laws and regulations. Nevertheless, changes in environmental laws have the potential to adversely affect operations. At this time, we have no plans to make any material capital expenditures for environmental control facilities.

Research and Development

We are not currently conducting any research and development activities, other than property explorations and assessments.

Employees

We currently have 13 employees, most of whom work in the drilling operations. We employ a Chief Executive Officer, Chief Financial Officer, President, Vice President of Operations, Vice President of Exploration and Production, a reservoir engineer, a field superintendent, a landman, a drilling superintendent and two clerical and administrative employees in our Palestine, Texas office, and we employed one part-time clerical employee in our Surrey, British Columbia, Canada office until February 2008 when the Surrey office was closed. In addition, we engage consultants on an as-needed basis for legal, accounting, technical, consulting, oil field, geological and administrative services. As production levels increase, we may need to hire additional personnel. None of our employees are represented by a union. We have never experienced an interruption in operations from any kind of labor dispute and we consider the working relationship among our staff to be excellent.

Oil and Gas Operations

The following table summarizes our oil and gas production revenue and costs, our productive wells and acreage, undeveloped acreage and drilling activities for each of the last three years ended December 31.

	2007	2006	2005
Production
Average sales price per barrel of oil	$63.86	$65.30	$58.30
Average production cost per barrel of oil	$21.71	$43.12	$91.32 [1]
Net oil production (barrels)	177	1,263	509
Net gas production (mcf)	138,136	11,711	Nil
Productive wells – oil
Gross	2	3	11
Net	0	1	11
Productive wells – gas
Gross	30	26	Nil
Net	3	2	Nil
Developed acreage – oil
Gross acreage	200	240	540
Net acreage	6	32	270
Developed acreage – gas
Gross acreage	8,537	8,264	Nil
Net acreage	790	589	Nil
Undeveloped acreage – oil
Gross	Nil	Nil	Nil
Net	Nil	Nil	Nil
Undeveloped acreage – gas
Gross	19,100	19,286	17
Net	14,150	14,352	2
Drilling activity
Net productive exploratory wells drilled	0	2	Nil
Net dry exploratory wells drilled	4	0	Nil

1. Includes the cost of remediating 11 wells in 2005. There were no such costs in 2006 or 2007.

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

Risks Related To Our Business

We have a limited operating history and have incurred losses since we began operations. We must generate greater revenue to achieve profitability.

We commenced our current operations in 2005 and have incurred losses before and after we began our operations. In addition, as discussed in the accompanying financial statements, our accumulated deficit and the need to achieve and sustain profitability, and our reliance on the financing discussed in this Annual Report on Form 10-KSB, have cause our independent accountants to raise substantial doubt about our ability to continue as a going concern. At December 31, 2006, we had an accumulated deficit of $83,629,831. This deficit had decreased to $23,479,044 at December 31, 2007 due to change in valuation of derivative liabilities, but that change does not reflect a substantial increase in revenue or cash flow. Our current cash flows alone are insufficient to fund our business plan, necessitating further growth and funding for implementation. We may be unable to achieve the needed growth to attain profitability and may fail to obtain the funding that we need when it is required. Our future financial results depend largely on the following factors: (1) discovery of adequate levels of hydrocarbons on our properties and the economic feasibility for their recovery; (2) access to additional funding to develop and exploit our properties; (3) the market price of oil and gas; and (4) timing of discoveries compared to the time it takes to get the hydrocarbons to market. There can be no assurance that we will be successful in any of these matters, that the prices for our production will be at a profitable level or that we will achieve or sustain profitability or positive cash flows from our operating activities.

Our auditor has raised substantial doubts about our ability to continue as a going concern.  If we are unable to continue our business, our common stock may have little or no value.

As discussed in the accompanying financial statements, our accumulated deficit and the need to achieve and sustain profitability, and our reliance on the financing discussed in this Annual Report on Form 10-KSB to do so, have caused our auditor to raise substantial doubt about our ability to continue as a going concern.  There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue.  We may not achieve our business objectives and the failure to achieve such goals may render us unable to continue our business, which would result in our common stock having little or no value.

If we are not able to successfully identify, acquire and develop oil and gas properties, it could have a material adverse effect on our business.

Our future performance depends upon our ability to acquire and develop oil and gas reserves that are economically recoverable. Without successful exploration, exploitation or acquisition activities, we will not be able to develop reserves or generate revenues. We might not be able to acquire or develop reserves on acceptable terms, or if we do acquire or develop reserves, that such reserves will yield commercial quantities of oil and gas deposits.

Information in this Annual Report on Form 10-KSB regarding our future exploration projects reflects our current intent and is subject to change.

Our current exploration and development plans are described in this Annual Report on Form 10-KSB. Whether we ultimately undertake an exploration project will depend on the following factors:

•

availability and cost of capital;

•

receipt of additional seismic data or the reprocessing of existing data;

•

current and projected oil or natural gas prices;

•

the costs and availability of drilling rigs and other equipment supplies and personnel necessary to conduct operations on the property;

•

success or failure of activities in similar areas;

•

changes in the estimates of the costs to complete the project;

•

our ability to attract other industry partners to acquire a portion of the working interest to reduce costs and exposure to risks; and

•

decisions of our joint working interest partners.

We will continue to gather data about our projects, and it is possible that additional information will cause us to alter our schedule or determine that a project should not be pursued at all. Our plans regarding our projects are subject to change.

In 2007, Barnico, one of our subsidiaries, lost its most significant customer. Failure of Barnico to attract new customers and resume operations would have a negative impact on the Company as a whole.

Late in the first quarter of 2007, a significant customer of Barnico, which accounted for almost all of Barnico's revenue, suspended its drilling operations.  In addition, the Company lacked adequate funding and was not able to use Barnico’s drilling rigs or crews to drill on its own properties.  As such, almost all of the year-to-date drilling revenue was produced in the first quarter of 2007.  Furthermore, management anticipates the demand for contract drilling may decline over the net twelve months because certain contracts available in the East Texas market may require drilling rigs capable of drilling wells which are beyond the capabilities of Barnico’s.  The continued difficulty in attracting new customers and subsequent inability to resume drilling operations may require the Company to reconsider the long-term viability of this subsidiary within the Company.

Failure to successfully resolve the long-term viability of Barnico could have a negative impact on the Company as a whole.

If we are unable to attract new customers and resume Barnico’s drilling operations we may have to consider selling the subsidiary.  Carrying costs have been reduced by putting the equipment in temporary storage and reducing the number of employees to a minimum.  However, we may not be able to find a buyer for the subsidiary or its equipment which could result in a further impairment charge for the remaining investment in Barnico.  Even if we find a buyer we may not receive a sales price sufficient to cover our remaining investment in Barnico.

Development of our reserves will require significant capital expenditures for which we may be unable to provide sufficient financing. Our need for additional capital may harm our financial condition.

We will be required to make substantial capital expenditures beyond our existing capital resources to continue our development and operational plans. Historically, we have relied, and continue to rely, on external sources of financing to meet our capital requirements to implement our corporate development and investment strategies. We have, in the past, relied upon equity and debt capital as our principal source of funding. In the event we do not achieve positive cash flow, we will need to obtain future funding through debt and equity markets, but we may not be able to obtain additional funding when it is required and additional funding may not be available on commercially acceptable terms. The instruments covering our debt obligations place restrictions on our ability to issue additional debt and additional equity, which places additional restrictions on our ability to obtain additional funding. If we fail to obtain the funding that we need when it is required, we may have to forego or delay potentially valuable opportunities, which may significantly affect our financial condition and ability to effectively implement the proposed business plans.

We have limited control over activities on properties we do not operate, which could reduce our production and revenues.

If we do not operate the properties in which we own an interest, we do not have control over normal operating procedures, expenditures or future development of underlying properties. The failure of an operator of our wells to adequately perform operations or an operator's breach of the applicable agreements could reduce our production and revenues. The success and timing of our drilling and development activities on properties operated by others, therefore, depends upon a number of factors outside of our control, including the operator's timing and amount of capital expenditures, expertise and financial resources, inclusion of other participants in drilling wells and use of technology.

Certain of our directors and officers have potential conflicts of interest because they are the beneficiaries of overriding royalty interests in the Company's properties.

Several of our board members and officers are the beneficiaries of overriding royalty interests in properties owned by the Company. These economic interests may create conflicts of interest in determining the course of action to be taken by the Company in developing those properties by making it more attractive for those officers and directors to deploy the Company's limited resources to properties in which they have an economic interest.

Our disclosure controls and procedures have been determined to not be effective. Failure to remedy this deficiency may reduce our ability to accurately report our financial results or prevent fraud.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results could be harmed. Our management has identified material weaknesses in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board.  The Company’s financial reporting includes various highly complex technical accounting issues such as derivatives, stock-based compensation expense, and standardized measure of discounted future cash flows calculations.  The Company does not have adequate personnel who are knowledgeable of the application of appropriate accounting and financial reporting principles for highly technical accounting issues that may arise.  In addition, there is a lack of monitoring of the financial reporting process by management and an independent audit committee. The ineffectiveness of internal control stemmed in part from the fact that our previous external accounting support was inadequate and was not replaced until late in the fiscal year. If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders and the market in general could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.

If our independent contractors are characterized as employees, we would be subject to employment and withholding liabilities, past taxes and penalties.

We have structured some of our relationships with our consulting service providers in a manner that we believe results in an independent contractor relationship as opposed to an employer/employee relationship. If regulatory authorities or state, federal or foreign courts were to determine that our consulting service providers (or their owners or principals) are employees and not independent contractors, we would be required to withhold income taxes, to withhold and pay social security, Medicare and similar taxes and to pay unemployment and other related payroll taxes. We would also be liable for unpaid taxes that would have been incurred had the consulting services providers been properly characterized as employees and subject to penalties.

You may face difficulties in attempting to pursue legal actions under laws of the United States against certain of our directors and officers.

Some of our directors and officers are citizens or residents of countries other than the United States, and certain of our assets and the assets of such persons are located outside the United States. Consequently, it may be difficult for you to affect service of process within the United States upon our non-U.S. resident directors and officers or to realize in the United States upon judgments against such persons. There is doubt as to the enforceability against us and against our non-U.S. resident directors and officers in original actions in non-U.S. courts, of liabilities based upon the U.S. federal securities laws and as to the enforceability against us and against our non-U.S. resident directors and officers in non-U.S. courts.

We may not be able to finance future needs or adapt our business plan to changes because of restrictions placed on us by the instruments governing our debt.

Our agreements with the investors who purchased our senior secured convertible notes and convertible debentures contain various covenants that limit our ability to:

•

pay dividends on our common stock, redeem or repurchase our common stock or other equity securities;

•

issue our common stock or other equity securities;

•

incur additional indebtedness;

•

sell, lease or purchase assets; and

•

issue any securities that rank equivalent or senior to the senior secured convertible notes that we issued to those investors.

Additionally, our debt agreements contain numerous affirmative covenants, including covenants regarding reporting requirements and compliance with applicable laws and regulations. Any additional debt we incur in the future may subject us to future covenants.

If we default under our debt instruments, our lenders will be entitled to control the Company and the value of our common stock may decline.

Our failure to comply with covenants contained in our debt instruments, if any such default is not cured or waived, could result in acceleration of debt under those and other debt instruments that contain cross-acceleration or cross-default provisions. Such acceleration could require us to repay or repurchase debt, together with accrued interest and charges and other amounts owing in respect thereof, prior to the date it otherwise is due and could adversely affect our financial condition. Upon a default or cross-default, the debt holders could also proceed against the collateral.

The senior secured convertible notes contain a variety of events of default which are typical for transactions of this type, as well as the following events:

•

failure of our  registration statement relating to the shares issuable pursuant to the senior secured convertible notes to be declared effective by the Commission by April 30, 2008, or failure of any subsequent registration statements to be declared effective by the Commission within 80 days after (or, in the case of a full review by the Commission, 140 days after) a valid demand for an additional registration under the Amended and Restated Registration Rights Agreement or the lapse or unavailability of the registration statement for more than 15 consecutive days or more than an aggregate of 30 days in any 365-day period (other than allowable grace periods under the Amended and Restated Registration Rights Agreement);

•

suspension from trading or failure of the stock to be listed for trading for more than five consecutive trading days or more than an aggregate of 10 trading days in any 365-day period;

•

failure to issue shares upon conversion of the amended and restated senior secured convertible notes for more than 10 business days after the relevant conversion date or notice to any holder of our intent not to comply with a conversion request pursuant to the amended and restated senior secured convertible notes;

•

failure for 10 consecutive business days to have reserved for issuance the full number of shares issuable upon conversion of the senior secured convertible notes;

•

failure to pay to any holder any amount of principal, redemption price, interest, late charges or other amounts when due under the amended and restated senior secured convertible notes, except that we shall have a five-day grace period to pay any interest, late charges or other amounts under the amended and restated senior secured convertible notes;

•

any default under, redemption or acceleration prior to maturity of any of our, or any of our subsidiaries’, indebtedness which exceeds $250,000;

•

a final judgment or judgments for payment of money in excess of $250,000 are rendered against us or our subsidiaries which are not bonded, discharged or stayed pending appeal within 60 days of their entry; provided, however any judgment covered by insurance or an indemnity for which we will receive proceeds within 30 days is not included in calculating the $250,000;

•

the breach or failure to comply with certain affirmative or negative covenants in the amended and restated senior secured convertible notes, other than a breach of or failure to comply with the covenant not to permit liens, in the case of liens for an amount less than $20,000 on our property or assets where the lien is removed within 30 days; and

•

the SEC commences a formal investigation or enforcement action against us or any of our current officers or directors.

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

The convertible debentures contain a variety of events of default which are typical for transactions of this type, as well as the following events:

•

suspension from trading or failure of the stock to be listed for trading for more than five consecutive trading days;

•

failure to make payment of the principal amount of, or interest on or other charges in respect to the amended and restated secured convertible debentures when due and payable;

•

failure to deliver the payment in cash pursuant to a “Buy-In” within three days after notice is delivered;

•

breach of any representation, warranty, covenant or other term or condition of any transaction document, except, in the case of a breach of a covenant or other term or condition of any transaction document which is curable, only if such breach continues for a period of at least ten consecutive business days;

•

an event of default shall have occurred and be continuing under the amended and restated senior secured convertible notes;

•

we are party to any “Change of Control Transaction”;

•

we or any of our subsidiaries default in any of our obligations under any other debenture or any mortgage, credit agreement or other facility, indenture agreement, factoring agreement or other instrument under which there may be issued, or by which there may be secured or evidenced any indebtedness for borrowed money or money due under any long term leasing or factoring arrangement of us or any of our subsidiaries in an amount exceeding $500,000 (other than the senior secured convertible notes), whether such indebtedness now exists or shall hereafter be created and such default shall result in such indebtedness becoming or being declared due and payable prior to the date on which it would otherwise become due and payable.

After the occurrence of an event of default, Cornell, the holder of the convertible debentures, has the right to require us to redeem the full principal amount of the convertible debentures, together with interest and other amounts owing in respect thereof, immediately in payment of cash; provided however, that the debenture holder may request payment of such amounts in common stock.

Even if we are able to comply with all of the applicable covenants, the restrictions in the debt instruments on our ability to manage our business could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that we believe would be beneficial to us.

We will incur expenses in connection with the registration of the shares issuable pursuant to the senior secured convertible notes and we have certain indemnification obligations regarding misstatements or omissions in the related registration statement.

We are required to pay the fees and expenses incurred by us incident to the registration of the shares issuable pursuant to the senior secured convertible notes, including the legal and accounting costs of certain of the noteholders.  We have also agreed to indemnify certain of the noteholders against losses, claims, damages and liabilities arising out of or relating to any misstatements or omissions in our registration statement and related prospectuses, including liabilities under the Securities Act.  In the event such a claim is made in the future, such losses, claims, damages and liabilities arising therefrom could be significant in relation to our revenues.

If we fail to comply with our obligations under the amended and restated Registration Rights Agreement among us and the purchasers of our Senior Secured Convertible Notes, we may be required to pay liquidated damages to the security holders.

In connection with the private placement of our senior secured convertible notes, we are required to file registration statements for the resale of the shares of common stock issuable upon conversion of and payment and interest on the senior secured convertible notes of interest on, and principal of, the senior secured convertible notes.  According to the Amended and Restated Registration Rights Agreement, the initial registration statement must be declared effective by the Commission by April 30, 2008; however, management has negotiated a 60-day extension, which would make the effectiveness deadline June 30, 2008.  Any subsequent registration statements must be declared effective by the Commission within 80 days after (or, in the case of a full review by the Commission, 140 days after) a valid demand for an additional registration under the Amended and Restated Registration Rights Agreement.  The initial registration statement and any subsequent registration statements must remain effective and available for use until earlier of the date the investors can sell all of the securities covered by the registration statement without restriction pursuant to Commission Rule 144(k) or the date all of those securities have been sold pursuant to the registration statement.  If we fail to meet the deadline for the filing of or the effectiveness of the initial registration statement or any subsequent registration statement or subject to certain “grace periods” of up to 10 consecutive days (but no more than 25 days in any 365-day period), if the registration is unavailable after it becomes effective, we are required to pay liquidated damages of 1.0 percent of the product of the number of securities included in the applicable registration statement and the greater of (i) the weighted average price of our common stock during the 20 trading days preceding the payment date and (ii) the conversion price of the amended and restated senior secured convertible notes.  Any liquidated damages are due on the date of such failure and on every 30th day thereafter until such failure is cured, and liquidated damages related to a failure involving the registration statement will begin accruing from the effectiveness date.

Risks Related To Our Industry

The competition in the oil and gas industry is high, which may adversely affect our ability to succeed.

The oil and gas industry is highly competitive, and many of these competitors are large, well-established companies and have substantially larger operating staffs and greater capital resources that we do.  Many of these companies not only explore for and produce oil and natural gas, but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive oil and natural gas properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low oil and natural gas market prices. Our larger competitors may be able to absorb the burden of present and future federal, state, local and other laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for exploratory prospects and producing oil and natural gas properties.

Oil and natural gas prices are volatile and a decline in oil and natural gas prices can significantly affect our financial results and impede our growth.

Our revenue, profitability and operating results depend primarily upon the prices we receive for the oil and gas we produce and sell.  Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital.  Historically, the markets for these commodities are very volatile and even relatively modest drops in prices can significantly affect our financial results and impede our growth. Changes in oil and natural gas prices have a significant impact on the value of our reserves and on our cash flow. Prices for oil and natural gas may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and natural gas, market and political uncertainty and a variety of additional factors that are beyond our control, such as:

•

the domestic and foreign demand and supply of oil and natural gas;

•

the price and level of foreign imports;

•

overall domestic and global economic conditions;

•

political and economic conditions in oil producing countries, including the Middle East and South America;

•

the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•

the level of consumer product demand;

•

weather conditions;

•

technological advances affecting energy consumption;

•

domestic and foreign governmental regulations and taxes;

•

proximity and capacity of oil and gas pipelines and other transportation facilities;

•

the price and availability of alternative fuels; and

•

variations between product prices at sales points and applicable index prices.

Lower oil and natural gas prices may not only decrease our revenues on a per unit basis, but also may reduce the amount of oil and natural gas that we can produce economically. This may result in our having to make substantial downward adjustments to our estimated proved reserves. If this occurs or if our estimates of development costs increase, production data factors change or our exploration or development results deteriorate, successful efforts accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties for impairments. We are required to perform impairment tests on our assets whenever events or changes in circumstances lead to a reduction of the estimated useful life or estimated future cash flows that would indicate that the carrying amount may not be recoverable or whenever management's plans change with respect to those assets. We may incur impairment charges in the future, which could have a material adverse effect on our results of operations in the period taken.

Our estimated reserves are based on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these assumptions will materially affect the quantities of our reserves.

No one can measure underground accumulations of oil and natural gas in an exact way. Oil and natural gas reserve engineering requires estimates of underground accumulations of oil and natural gas and assumptions concerning future oil and natural gas prices, production levels, and operating and development costs. As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may be incorrect.

Drilling for and producing oil and natural gas are high risk activities with many uncertainties that could adversely affect our business, financial condition or results of operations.

Our drilling activities are subject to many risks, including the risk that we will not discover commercially productive reservoirs. Drilling for oil and natural gas can be unprofitable, not only from dry holes, but from productive wells that do not produce sufficient revenues to return a profit. In addition, our drilling and producing operations may be curtailed, delayed or canceled as a result of other factors, including:

•

unusual or unexpected geological formations;

•

pressures;

•

fires and/or blowouts;

•

loss of drilling fluid circulation;

•

title problems;

•

facility or equipment malfunctions;

•

unexpected operational events;

•

shortages or delays in the availability of chemicals, drilling rigs, equipment and services;

•

compliance with environmental and other governmental requirements and related lawsuits; and

•

adverse weather conditions.

The occurrence of these events also could impact third parties, including persons living near our operations, our employees and employees of our contractors, leading to injuries or death or property damage. As a result, we face the possibility of liabilities from these events that could adversely affect our business, financial condition or results of operations.

Any of these risks can cause substantial losses, including personal injury or loss of life, damage to or destruction of property, natural resources and equipment, pollution, environmental contamination or loss of wells and other regulatory penalties.

We ordinarily maintain insurance against various losses and liabilities arising from our operations; however, insurance against all operational risks is not available to us. Additionally, we may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the perceived risks presented. Thus, losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance could have a material adverse impact on our business activities, financial condition and results of operations.

We are subject to environmental and other government laws and regulations in all jurisdictions in which we operate, and compliance with these laws and regulations could cause us to incur significant costs.

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

•

require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells and remediating contaminated soil and groundwater; and

•

require remedial measures to be taken with respect to property designated as a contaminated site, for which we are a responsible person.

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

Environmental laws and regulations could change in the future and result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, any of which could have a material adverse effect on our financial condition or results of operations. The costs of complying with environmental laws and regulations in the future may require us to cease production on some or all of our properties.

Equipment that is essential to our development activities might not be available.

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

Unless we replace our oil and natural gas reserves, our reserves and production will decline, which would adversely affect our business, financial condition and results of operations.

Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Because total estimated proved reserves include our proved undeveloped reserves, production will decline even if those proved undeveloped reserves are developed and the wells produce as expected. The rate of decline will change if production from our existing wells declines in a different manner than we have estimated and can change under other circumstances. Thus, our future oil and natural gas reserves and production and, therefore, our cash flow and income are highly dependent upon our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. We may not be able to develop, find or acquire additional reserves to replace our current and future production at acceptable costs.

Risks Related To Our Capital Structure

The additional shares of our common stock that may be sold upon conversion of our senior secured convertible notes, convertible debentures and related warrants may create downward pressure on the trading price of our common stock and adversely affect the liquidity of our common stock.

The Company increased the number of shares of its capital stock in October 2006 to 300,000,000 shares of common stock and 2,000,000 shares of preferred stock.  The secondary resale of these shares into the public markets, as well as future sales of securities by the Company could have an adverse effect on the market price of our common stock and make it more difficult for us to sell our equity securities in the future at prices which we deem appropriate or for holders of our common stock to have liquidity in their investment. Due to the significance of the number of shares that may be issued upon conversion of our senior secured convertible notes, convertible debentures and related warrants, as compared to the 26,249,764 shares outstanding as of December 31, 2007, the entry of those shares into the public market, or the mere expectation of the entry of those shares into the market, could depress the market price and adversely affect liquidity of our common stock and could impair our ability to obtain capital through securities offerings or the ability of investors to sell shares at a favorable price or at all.

The continuously adjustable conversion price feature of our convertible debentures could require us to issue a substantially greater number of shares, which could cause dilution to our existing stockholders.

The conversion price of our convertible debenture is fixed until April 30, 2008. However, the number of shares of common stock issuable upon conversion of our convertible debentures will increase after April 30, 2008 if the market price of our stock remains below $0.65, which will cause dilution to our existing stockholders. Our obligation to issue shares upon conversion of our convertible debentures is essentially limitless if the trading price per common share declines towards zero because the debentures are convertible into common stock after April 30, 2008 based on the trading price per common share of our Company.

Certain terms of our senior secured convertible notes and convertible debentures could prevent or deter a third party from acquiring us.

Our entering into or being party to any "Change of Control Transaction," as defined in the convertible debentures, would be an event of default under those debentures. Upon such a default, the holders may require that convertible debentures be redeemed for their full principal amount. Change of Control Transactions include (a) an acquisition by an individual or group of effective control (whether through legal or beneficial ownership of capital stock of the Obligor, by contract or otherwise) of in excess of fifty percent (50%) of the outstanding shares of voting stock of the Company, (b) a replacement at one time or over time of more than one-half of the members of the board of directors of the Company which is not approved by a majority of those individuals who are current members of the board of directors, (c) the merger, consolidation or sale of fifty percent (50%) or more of the assets of the Company or any subsidiary, or (d) the execution by the Company of an agreement providing for any of the events set forth above in (a), (b) or (c).

Additionally we cannot enter into or be party to any "Fundamental Transaction" as defined in the senior secured convertible notes unless the successor entity assumes in writing all of our obligations under the senior secured convertible notes and convertible debentures. Upon certain "Fundamental Transactions" the holders of the senior secured convertible notes may require that the senior secured convertible notes be redeemed for a price of 120% or more of the principal amount of the senior secured convertible notes. These transactions include (i) mergers, (ii) dispositions of all or substantially all of our assets, (iii) purchases, tender or exchange offers, stock purchase agreements or other business combinations by third parties whereby such third parties acquire more than 50% of the outstanding shares of voting stock of the Company, and (iv) reorganizations, recapitalizations or reclassifications of our common stock.

Even if a transaction described in the two paragraphs above would be beneficial to the Company or its shareholders, these restrictions and triggers may prevent or deter our board of directors or a third party from pursuing it.

Because the holders of certain warrants have cashless exercise rights, we may not receive proceeds from their exercise, and the low exercise price of certain warrants may create downward pressure on the trading price of our common stock and adversely affect the liquidity of our stock.

The holders of certain of our warrants have cashless exercise rights, which provide them with the ability to exercise the warrants and, in lieu of making the cash payment of the exercise price, elect instead to receive the number of shares that could have been purchased with what would have been the net proceeds if the warrant holder had exercised the warrants with a cash payment of the exercise price and then immediately sold such shares at the then-current closing price.  To the extent that the holders of the warrants exercise this right, we will not receive proceeds from such exercise.  Furthermore, as discussed in this Annual Report on Form 10-KSB, the exercise price of our warrants to purchase 69,045,554 shares is $0.001 per share.  This low exercise price and the cashless exercise option discussed above may encourage warrant holders to exercise their warrants, and since October 31, 2007, warrants for 2,821,417 shares have already been exercised on a cashless basis and 2,812,709 shares of our common stock issued in respect thereof.  The entry of those shares into the public market, or the mere expectation of the entry of those shares into the market, could depress the market price and adversely affect liquidity of our common stock and could impair our ability to obtain capital through securities offerings or the ability of investors to sell shares at a favorable price or at all.

The holders of the Senior Secured Convertible Notes and Convertible Debentures may convert the Senior Secured Convertible Notes and Convertible Debentures or Exercise the Warrants for shares of our Common Stock, which may cause dilution of the shares of Common Stock held by then-existing investors.

The conversion of the senior secured convertible notes and convertible debentures into common stock, and the exercise of the warrants will result in dilution to the interests of current holders of our common stock, since the number of shares held by current stockholders will then represent a smaller percentage of all outstanding shares of common stock and the equity received from the conversion of the senior secured convertible notes and convertible debentures and exercise of the amended and restated Series A warrants, the new Series A warrant and the other new Series A warrants will be less than the current value of the common stock. In addition, significant dilution of current stockholders’ common stock may depress the market value and price for such shares.

The convertible debentures are convertible into our common stock at a price per share equal to $0.65 or, at any time after April 30, 2008, at a price per share equal to the lesser of (a) $0.65, or (b) an amount equal to 85% of the lowest volume weighted average price of our common stock for the 15 trading days immediately preceding the conversion date as quoted by Bloomberg, LP, subject to certain anti-dilution adjustments that could reduce the conversion price to any lower price at which we issue or become obligated to issue any common stock.  By way of example, assuming conversion of the convertible debentures took place on December 31, 2007, at which time there were 26,249,764 shares outstanding, at the base fixed conversion price of $0.65, the 2,182,420 shares of common stock issuable upon such conversion would represent 7.7% of the common stock outstanding after conversion, without regard to any limitations on conversion.  If, however, a conversion were to take place after April 30, 2008, and 85% of the lowest volume weighted average price of the common stock during the 15 trading days immediately preceding the date of conversion was below $0.65, the shares of common stock issuable would be greater, representing an even greater percentage of our common stock outstanding after conversion.  The following table sets forth the number of shares issuable on conversion, without regard to any limitations on conversion, and the percentage of our outstanding common stock that those shares would represent after conversion at the base fixed conversion price of $0.65 and reduced conversion prices of $0.50, $0.35, $0.20 and $0.10.

Conversion Price	Number of Shares Issuable on Conversion of Convertible Debentures	Percentage of Issued and Outstanding
$0.65	2,182,420	7.7%
$0.50	2,837,146	9.8%
$0.35	4,053,066	13.4%
$0.20	7,092,865	21.3%
$0.10	14,185,730	35.1%

The senior secured convertible notes are convertible at the option of the holders into shares of our common stock at an initial conversion price of $0.65 per share, subject to certain anti-dilution adjustments that could reduce the conversion price to any lower price at which we issue or become obligated to issue any common stock.  Assuming again that conversion of the senior secured convertible notes took place on December 31, 2007 at a conversion price of $0.65, at which time there were 26,249,764 shares outstanding, the 82,733,188 shares of common stock issuable upon such conversion would represent 75.9% of the common stock outstanding after conversion, without regard to any limitations on conversion.

Although the senior secured convertible notes and convertible debentures contain limitations on the percentage of outstanding shares of the Company that may be held by a holder (and its affiliates) at any time, the ability of holders to convert the notes and debentures, sell all or a portion of their shares, and then convert additional notes or debentures, will allow the dilution to existing shareholders to occur over an extended period of time.

The continuously adjustable conversion price feature of our convertible debentures may encourage investors to make short sales in our common stock, which could have a depressive effect on the price of our common stock.

The convertible debentures are convertible into common stock at any time by dividing the dollar amount being converted by $0.65, or at any time after April 30, 2008, by the lower of $0.65 or 85% of the lowest volume weighted average price of the Company’s common stock for the 15 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The interest on the convertible debentures accrues on the outstanding principal balance at a rate of 10% per year commencing on October 31, 2007. Each holder of the convertible debentures (together with its affiliates) may only convert up to 4.9% of our then-issued and outstanding shares on the conversion date. The significant downward pressure on the price of the common stock as a debenture holder converts and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. A debenture holder could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion of convertible debentures, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock of our Company.

Shares reserved for issuance under our 2007 stock incentive plan may create potential conflicts of interest for our management and may dilute or diminish the value of our common stock.

We have reserved up to 2,378,249 shares of common stock for future issuance under our 2007 Stock Incentive Plan.  According to the Plan, the number and class of shares of common stock subject to each outstanding option or stock award, the option exercise price, and the annual limits on and the aggregate number and class of shares of common stock for which awards thereafter, and any adjustments thereto, are determined by a committee consisting of members of our board of directors.  Some of our directors and, therefore, committee members, also serve as officers of the Company and are eligible to receive options and stock awards under the Plan, which could create, or appear to create, a conflict of interest when such committee members are presented with decisions regarding awards under the Plan.  Furthermore, the eventual exercise of those options will dilute the holdings of the current stockholders, and significant sales of stock issued upon the exercise of options could have a negative effect on our stock price and impede our ability to raise future capital.

There is currently a limited market for our common stock, which may result in stockholders being unable to sell their shares in a timely manner and at the price they desire to sell.

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

Our common stock is subject to the "Penny Stock" rules of the Securities and Exchange Commission, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.

For any transaction involving a penny stock, unless exempt, the rules require:

•

that a broker or dealer approve a person's account for transactions in penny stocks; and

•

the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

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

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

Item 2.  Description of Property

Principal Executive Offices

Our principal executive offices are located at the following address:

112 E. Oak Street

Suite 200

Palestine, TX 75801

Our telephone number is (903) 723-0395

In order to drill an oil or gas well, the operator must first have the rights to develop the minerals below the surface.  These rights may be obtained by purchasing the mineral interests or, as is most often the case, by leasing the minerals from the owner.  If the minerals are leased, the owner typically receives a bonus payment at the time the lease is executed (typically $200 to $500 per acre) plus a “royalty interest” entitling them to a portion of the revenues from the oil and/or gas that is produced from the well.  The royalty is typically between 12.5% and 25% of the revenues. The lease is valid for a certain period of time (the primary term) and typically remains in force so long as oil or gas is being produced in commercial quantities.  The interest acquired by owning or leasing the minerals is the working interest.  The working interest owner(s) are responsible for paying all of the cost of developing the property.  In some cases parties other than the royalty owner(s) and working interest owners are entitled to a portion of the revenues that are produced from the well.  This interest may be purchased or given to the other party in consideration for services performed in connection with the development of the property.  This interest is typically an “overriding royalty interest” and reduces the portion of the revenue to which the working interest owner(s) is entitled.  The percentage of ownership of the revenues from the well is referred to as the “net revenue interest”.

Properties

The following discussion regarding our properties should also be read in conjunction with our consolidated financial statements and notes thereto.

Anderson County, Freestone County and Jones County, Texas

In July 2006, we purchased a 90% interest in the mineral rights, royalties and leases known as the P.D.C. Ball property pertaining to the oil, gas and liquid hydrocarbons, excluding coal and lignite, covering 27,557 gross acres (22,682 net acres) in Anderson, Freestone and Jones Counties in East Texas for $22.7 million cash and 4.3 million shares of our common stock. For additional details concerning the terms of the purchase of this property, see “Item 6. Management’s Discussion and Analysis or Plan of Operation – Overview”.  We estimate that the property will accommodate as many as 200 oil and gas wells over the next 10 years. In 2007, the property generated $0.2 million in royalties from wells operated by third party oil and gas companies and an additional $0.2 million in working and overriding royalty revenue from wells operated by Wentworth.  The Company has budgeted approximately $5.0 million for drilling over the twelve months, subject to the availability of funds. See “Liquidity and Capital Resources” for information on funds availability in Part II, Item 6, of this Annual Report on Form 10-KSB.

Of the 10% interest in the mineral rights not owned by the Company, a 4% interest is owned by Roboco Energy, Inc. (“Roboco”), a private company owned 1/3 by Michael S. Studdard, 1/3 by George D. Barnes and 1/3 by Tom J. Temples. Michael S. Studdard was subsequently appointed our President and a director, George D. Barnes was subsequently appointed our Vice President of Operations and a director, and Tom J. Temples was subsequently appointed our Vice President of Exploration and Production on August 21, 2006. The remaining 6% interest is owned by Horseshoe Energy, Inc., whose 25%-owner, Vice President and a director is David W. Steward, who was elected to our Board of Directors on July 26, 2007 and was appointed our Chairman and Chief Executive Officer on December 13, 2007. Overriding royalty interests totaling 5% of all oil and gas to be produced from wells drilled by us and from any wells drilled for us or in which we participate after July 26, 2006 on our Anderson, Freestone and Jones Counties property were granted as follows: 2% to George D. Barnes, JoAnn Barnes, H.E. (Buster) Barnes and LaDeena Smith who subsequently transferred their interests to Barnes Drilling & Exploration, Inc., and 3% to Roboco.  None of these parties were affiliated with us prior to our purchase of the P.D.C. Ball property and none of our affiliates or directors prior to the purchase were affiliated with Roboco, Horseshoe Energy, Inc. or Barnes Drilling & Exploration, Inc.

On most of these properties, we acquired ownership rights to the sub-surface minerals identified as hydrocarbon in nature. Gold and other precious metals are excluded from the rights acquired. In addition, on all of these properties we became the operator and the owner of 90% of the working interest, except for the portions of the property leased to third party oil and gas companies. Under these conditions, we have the economic ability to lease the extraction and development rights on our hydrocarbon zones to third parties, retaining a royalty interest ranging from 0.27% to 18.75% of production while not being responsible for any of the expenses. Alternatively, we also have the economic ability to develop the wells ourselves and not to lease the property to any third party. As of December 31, 2007, the portions of the property that are not leased to third parties are not producing revenue.

On November 1, 2006, we signed two three-year Leases and a Joint Operating Agreement with Marathon Oil Company and its affiliate (together, “Marathon”) granting Marathon the right to explore and develop approximately 9,200 acres of the P.D.C. Ball Property in Freestone County, Texas. The agreements give Marathon the right to drill oil and gas wells and develop the property in zones below approximately 8,500 feet, and the right to participate with the Company in drilling and developing zones above approximately 8,500 feet as to a 50% working interest.  We retained a 21.5% royalty interest in any revenue generated from the property below 8,500 feet and a 23% royalty interest in any revenue generated from the property above 8,500 feet.

On the Marathon leased property, the first shallow well (above 8,500 feet) was drilled in December 2006 and began production in March 2007.  The well, previously called the Red Lake 1-R, was renamed as the Studdard-Steward 1-R.  Production ceased prior to November 2007 due to an accumulation of saltwater.  Our engineers are considering various remedial actions at this point.  If gas production cannot be economically restored we will consider converting it to a saltwater disposal well or abandon it.

Marathon has been gathering seismic data during 2007 and identifying drilling locations for deep wells within the lease.  We understand that a location to drill the first deep well has been identified by Marathon and drilling is expected to commence during the second quarter of 2008.

On the remaining approximately 18,000 gross acres of P.D.C. Ball mineral property, during 2007, we were actively seeking significant industry partners to jointly develop the property.  Several companies have expressed an interest in participating in a similar arrangement as the Marathon leases described above.  Management is presently considering these proposals and conducting necessary due diligence.  We are expecting to begin negotiations with one of these parties during the second quarter of 2008.

Freestone County, Texas (Brackens #1 and #2)

In September 2006, we acquired from an unrelated party a mineral lease of approximately 193 acres, which is surrounded by the P.D.C Ball property for the sum of $67,711.  The acquisition was to fill a “hole” in the P.D.C. Ball mineral block and it represents what our geologists have determined to possess low risk and high probability drilling locations.  During January 2007, the Brackens #1 was successfully drilled and commenced production in February 2007.  We have a 100% working interest and a net revenue interest of 76.25% in this well.  Through December 2007, this well produced 93 MMCF of natural gas.  Production, as of January 2008, shut down temporarily for remedial work on the down-stream compressor.  We are expecting production to be restored shortly.  Brackens #2 was drilled during March 2007 and was a dry hole.

Freestone County, Texas (Shiloh #1 and #3)

Shiloh #1 and Shiloh #3 are existing wells and have produced natural gas since the 1970s.  They are located on 640 acres within the P.D.C. Ball property, from which we previously received royalty interest revenue.  During January 2007, we purchased a 50% working interest in both wells from an unrelated party for approximately $0.2 million.  By this acquisition, we increased our net revenue interest by 38.75% and 38.5% in the Shiloh #1 and #3, respectively, and became the operator.  Total production from these wells to December 2007 was 57 MMCF.

Polk County, Texas

In January 2006, we entered into an agreement to purchase from an unrelated party an 87.5% working interest (a 65.625% net revenue interest) in a 40-acre oil and gas lease on the Upper Gulf Coast, located in Polk County eight miles north of Livingston, Texas, for $0.1 million cash.  Through September 30, 2007, we incurred approximately $1.6 million to develop this property though a third-party operator and to re-enter the Polk County well.  The third-party operator incurred additional expenses in excess of $500,000 to develop the well.  Because the lack of production from the Polk County well made it economically unviable, and in lieu of paying the third-party an additional $500,000, we assigned our 87.5% working interest to the third-party operator during October 2007.  Once the operator has fully recouped their costs, we will receive a 25% working interest in the proceeds from the sale of production from the well.  After evaluating the production history, management believed it was prudent to write down the Company’s book value on this investment to zero in 2007, resulting in an impairment charge of $1.6 million.

Asphalt Ridge Tar Sands, Utah

In December 2005, we purchased leases covering approximately 1,900 acres in the Asphalt Ridge Tar Sands project near Vernal, Utah from an unrelated party for $100,000 cash and a 5% overriding royalty interest. The oil-saturated sands in the Mesa Verde Group and the Duchesne River Formation have been identified at varying depths from the surface to over 1,500 feet below the surface. In March 2006, we invested in a corporation, Redrock Energy, Inc, (“Redrock”) (formerly Wentworth Oil Sands, Inc.), with Petromax Technologies LLC (“Petromax”) to develop technology to extract oil from the tar sands.  For our 23.5% stake in Redrock, we contributed the Asphalt Ridge Tar Sands leases to Redrock and issued to Petromax 200,000 of our common stock valued at $0.4 million and options to purchase 300,000 shares of our common stock at $1.25 per share.  Redrock ceased using the Petromax technology when it proved commercially unviable. Petromax exchanged its 200,000 shares and 300,000 options in our common stock for a lesser position of 100,000 shares and 150,000 options to purchase common stock at $1.50 per share. Based on the cessation of the use of the Petromax technology, management believed that the Company’s book value on this investment should be written down by $0.6 million to zero at December 31, 2006.

Archer County, Wichita County, Pecos County and McMullen County  Properties

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

Item 3.  Legal Proceedings

We are not aware of any proceedings contemplated by a governmental authority. We are party to litigation as follows:

On September 25, 2006, UOS Energy, LLC (“UOS”) commenced a lawsuit against us, our then-Chief Executive Officer, John Punzo, and our director, Roger Williams, in the Los Angeles Superior Court relating to our refusal to purchase certain tar sands leases in Utah in consideration of 1,000,000 shares of our common stock. We claimed the leases were not as represented and terminated the purchase agreement in November 2005. The lawsuit seeks our issuance to UOS of a total of 5,900,000 shares of our common stock, cash royalties of 8% of any revenue from the Asphalt Ridge Tar Sands property transferred by us to

Redrock Energy, Inc. in March 2006, additional shares of our common stock equal to the difference between a 12% royalty and the 8% cash royalty claimed, cash damages equal to 5,800,000 shares multiplied by the highest price per share at which our shares traded publicly between the date the shares were to be issued and the date of judgment under the lawsuit, additional cash damages of $5.5 million, and unspecified punitive damages and attorneys’ fees and costs.  During the pre-trial settlement meeting of March 3, 2008 both parties agreed to settle by completing the purchase of the tar sand leases in Utah, with UOS retaining the 100,000 Wentworth common shares initially issued for this transaction plus additional consideration of 800,000 common shares of Wentworth.  By this settlement agreement, the lawsuit has been discontinued as of March 3, 2008.

On February 13, 2008, Kenneth L. Berry and Savant Energy Corporation commenced a lawsuit against us, our former Chief Executive Officer, John Punzo, our President, Michael Studdard, our Chief Financial Officer, Francis Ling, and our former director, Gordon McDougall, in the County Court at Law No. 4 of Nueces County, Texas.  The lawsuit relates to the Company’s alleged breach of contract in which the plaintiff was to provide approximately $60.0 million in financing in consideration of 50% of the Company’s outstanding common stock.  The lawsuit seeks to require the Company’s continued performance of the alleged contract and/or recovery of any actual damages sustained by the plaintiff.  In March 2008, the lawsuit was discontinued and the parties expect to resolve the matter by mediation.

We are a party to various legal actions that arise in the ordinary course of our business. Based in part on consultation with legal counsel, we believe that (i) the liability, if any, under these claims will not have a material adverse effect on us, and (ii) the likelihood that the liability, if any, under these claims is material is remote.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

Commencing January 4, 2006, our common stock is quoted on the OTC Bulletin Board under the symbol “WNWG.” Prior to that, our common stock first began quotation on the Pink Sheets on June 24, 2004. The following table sets forth the high and low bid information for our common stock for each quarter within the last three fiscal years.

Quarter Ended	High Bid Price [1]	Low Bid Price [1]
March 31, 2005	$0.06	$0.05
June 30, 2005	$2.00	$1.95
September 30, 2005	$2.00	$0.50
December 31, 2005	$1.33	$0.50
March 31, 2006	$4.99	$0.51
June 30, 2006	$5.58	$1.80
September 30, 2006	$2.70	$0.83
December 31, 2006	$2.10	$0.96
March 31, 2007	$1.50	$0.70
June 20, 2007	$0.81	$0.20
September 30, 2007	$0.29	$0.12
December 31, 2007	$0.57	$0.16

1.

Source: http://quotes.nasdaq.com. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of December 31, 2007, we had 95 stockholders of record, and an unknown number of additional holders whose stock is held in “street name.”

Dividends

No dividends have been declared or paid on our securities, and we do not anticipate that any dividends will be declared or paid in the foreseeable future.  Under the terms of the senior secured convertible notes, we are not permitted to pay any cash dividend or make any distribution with respect to our capital stock without the prior written consent of a majority of the holders of the senior secured convertible notes.

Recent Sales of Unregistered Securities

The following table describes all securities we issued within the past year without registering the securities under the Securities Act.

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (J)(K)
Jan 5, 2007	Series A Warrants(A)	7,594,937	Castlerigg Master Investments Ltd.	Nil	Warrants attached to Senior Secured Convertible Notes	Sec. 4(2)
Jan 5, 2007	Series B Warrants(A)	2,658,228	Castlerigg Master Investments Ltd.	Nil	Warrants attached to Senior Secured Convertible Notes	Sec. 4(2)
Jan 5, 2007	Series A Warrants(A)	2,848,101	Cornell Capital Partners	Nil	Warrants attached to Senior Secured Convertible Notes	Sec. 4(2)
Jan 5, 2007	Series B Warrants(A)	996,836	Cornell Capital Partners	Nil	Warrants attached to Senior Secured Convertible Notes	Sec. 4(2)
Jan 5, 2007	Series A Warrants(A)	949,367	Highbridge International LLC	Nil	Warrants attached to Senior Secured Convertible Notes	Sec. 4(2)
Jan 5, 2007	Series B Warrants(A)	332,278	Highbridge International LLC	Nil	Warrants attached to Senior Secured Convertible Notes	Sec. 4(2)
Jan 5, 2007	Series A Warrants(A)	569,620	CAMOFI Master LDC	Nil	Warrants attached to Senior Secured Convertible Notes	Sec. 4(2)
Jan 5, 2007	Series B Warrants(A)	199,367	CAMOFI Master LDC	Nil	Warrants attached to Senior Secured Convertible Notes	Sec. 4(2)

Jan 5, 2007	Series A Warrants(A)	170,886	GunnAllen Financial, Inc.	Nil	Warrants attached to Senior Secured Convertible Notes	Sec. 4(2)
Jan 5, 2007	Series B Warrants(A)	59,810	GunnAllen Financial, Inc.	Nil	Warrants attached to Senior Secured Convertible Notes	Sec. 4(2)
Jan 5, 2007	Series A Warrants(A)	151,899	Sam Del Presto	Nil	Warrants attached to Senior Secured Convertible Notes	Sec. 4(2)
Jan 5, 2007	Series B Warrants(A)	53,165	Sam Del Presto	Nil	Warrants attached to Senior Secured Convertible Notes	Sec. 4(2)
Jan 8, 2007	Stock options(B)	150,000	Petromax Technologies, LLC	Nil	Equity investment	Sec. 4(2)
Feb 9, 2007	Common stock(C)	100,000	James O'Callaghan	50,000	Stock option exercise for cash	Reg. S
Feb 19, 2007	Common stock	16,000	Christopher Dieterich	16	Stock(D)	Sec. 4(2)
Feb 19, 2007	Common stock	20,000	Jacob Glanzer	20	Stock(D)	Reg. S
Feb 19, 2007	Stock options(E)	150,000	Billy Glenn	Nil	Employment services	Sec. 4(2)
Feb 19, 2007	Stock options(E)	150,000	Leah Glenn	Nil	Employment services	Sec. 4(2)
Feb 28, 2007	Common stock	120,000	Christopher Dieterich	30,000	Stock option exercise for cash	Sec. 4(2)
Apr 2, 2007	Stock Options(F)	200,000	Francis Ling	Nil	Consulting Services	Reg. S
Jul 23, 2007	Common stock	260,000	Fay Russell	Nil	Litigation settlement	Sec. 4(2)
Oct 31, 2007	Amended and Restated Senior Secured Convertible Notes(G)	30,155,531 in principal amount	Castlerigg Master Investments Ltd.	Nil (H)	Cash	Sec. 4(2)
Oct 31, 2007	New Senior Secured Convertible Note(G)	5,000,000 in principal amount	Castlerigg Master Investments Ltd.	5,000,000 (H)	Cash	Sec. 4(2)
Oct 31, 2007	Amended and Restated Series A Warrants(G)	35,645,300	Castlerigg Master Investments Ltd.	Nil	Warrants attached to Amended and Restated Senior Secured Convertible Notes	Sec. 4(2)
Oct 31, 2007	New Series A Warrant(G)	7,142,857	Castlerigg Master Investments Ltd.	Nil	Warrants attached to Senior Secured Convertible Notes	Sec. 4(2)
Oct 31, 2007	Amended and Restated Series B Warrants(G)	10,051,845	Castlerigg Master Investments Ltd.	Nil	Warrants attached to Amended and Restated Senior Secured Convertible Notes	Sec. 4(2)
Oct 31, 2007	Other New Series A Warrant(G)	2,316,182	Castlerigg Master Investments Ltd.	Nil	Warrants attached to Senior Secured Convertible Notes	Sec. 4(2)
Oct 31, 2007	New Series B Warrant(G)	1,666,667	Castlerigg Master Investments Ltd.	Nil	Warrants attached to Senior Secured Convertible Notes	Sec. 4(2)
Oct 31, 2007	Amended and Restated Senior Secured Convertible Notes(G)	11,308,324 in principal amount	YA Global Investments, L.P.	Nil (H)	Cash	Sec. 4(2)
Oct 31, 2007	Amended and Restated Series A Warrants(G)	13,366,987	YA Global Investments, L.P.	Nil	Warrants attached to Amended and Restated Senior Secured Convertible Notes	Sec. 4(2)
Oct 31, 2007	Amended and Restated Series B Warrants(G)	3,769,987	YA Global Investments, L.P.	Nil	Warrants attached to Amended and Restated Senior Secured Convertible Notes	Sec. 4(2)
Oct 31, 2007	Other New Series A Warrant(G)	868,569	YA Global Investments, L.P.	Nil	Warrants attached to Senior Secured Convertible Notes	Sec. 4(2)
Oct 31, 2007	Amended and Restated Senior Secured Convertible Notes(G)	3,769,411 in principal amount	Highbridge International LLC	Nil (H)	Cash	Sec. 4(2)

Oct 31, 2007	Amended and Restated Series A Warrants(G)	4,455,662	Highbridge International LLC	Nil	Warrants attached to Amended and Restated Senior Secured Convertible Notes	Sec. 4(2)
Oct 31, 2007	Amended and Restated Series B Warrants(G)	1,256,480	Highbridge International LLC	Nil	Warrants attached to Amended and Restated Senior Secured Convertible Notes	Sec. 4(2)
Oct 31, 2007	Other New Series A Warrant(G)	289,523	Highbridge International LLC	Nil	Warrants attached to Senior Secured Convertible Notes	Sec. 4(2)
Oct 31, 2007	Amended and Restated Senior Secured Convertible Notes(G)	2,261,664 in principal amount	CAMOFI Master LDC	Nil (H)	Cash	Sec. 4(2)
Oct 31, 2007	Amended and Restated Series A Warrants(G)	2,637,397	CAMOFI Master LDC	Nil	Warrants attached to Amended and Restated Senior Secured Convertible Notes	Sec. 4(2)
Oct 31, 2007	Amended and Restated Series B Warrants(G)	753,888	CAMOFI Master LDC	Nil	Warrants attached to Amended and Restated Senior Secured Convertible Notes	Sec. 4(2)
Oct 31, 2007	Other New Series A Warrant(G)	173,714	CAMOFI Master LDC	Nil	Warrants attached to Senior Secured Convertible Notes	Sec. 4(2)
Oct 31, 2007	Amended and Restated Senior Secured Convertible Notes(G)	678,499 in principal amount	GunnAllen Financial, Inc.	Nil (H)	Investment banking fees in respect of the offering of Senior Secured Convertible Notes	Sec. 4(2)
Oct 31, 2007	Amended and Restated Series A Warrants(G)	802,019	GunnAllen Financial	Nil	Warrants attached to Amended and Restated Senior Secured Convertible Notes	Sec. 4(2)
Oct 31, 2007	Amended and Restated Series B Warrants(G)	226,166	GunnAllen Financial	Nil	Warrants attached to Amended and Restated Senior Secured Convertible Notes	Sec. 4(2)
Oct 31, 2007	Other New Series A Warrant(G)	52,114	GunnAllen Financial	Nil	Warrants attached to Senior Secured Convertible Notes	Sec. 4(2)
Oct 31, 2007	Amended and Restated Senior Secured Convertible Notes(G)	603,110 in principal amount	Sam Del Presto	Nil (H)	Consulting services in connection with the Barnico and P.D.C. Ball acquisitions and financing therefor	Sec. 4(2)
Oct 31, 2007	Amended and Restated Series A Warrants(G)	712,906	Sam Del Presto	Nil	Warrants attached to Amended and Restated Senior Secured Convertible Notes	Sec. 4(2)
Oct 31, 2007	Amended and Restated Series B Warrants(G)	201,037	Sam Del Presto	Nil	Warrants attached to Amended and Restated Senior Secured Convertible Notes	Sec. 4(2)
Oct 31, 2007	New Series A Warrant(G)	46,324	Sam Del Presto	Nil	Warrants attached to Senior Secured Convertible Notes	Sec. 4(2)
Nov 6, 2007	Common stock	997,500	YA Global Investments, L.P. (formerly known as Cornell Capital Partners, L.P.)	Nil	Warrants exercised by cashless exercise of 1,000,000 warrants	Sec. 4(2)
Nov 6, 2007	Common stock	711,322	Sam Del Presto	Nil	Warrants exercised by cashless exercise of 712,906 warrants	Sec. 4(2)
Nov 13, 2007	Common stock	242,444	Highbridge International LLC	Nil	Warrants exercised by cashless exercise of 242,984 warrants	Sec 4(2)
Dec. 13, 2007	Stock options (I)	1,000,000	John Punzo	Nil	Employment services	Sec. 4(2)

(A)

On July 24, 2006, the Company issued senior secured convertible notes in the aggregate principal amount of $32.4 million Series "A" warrants to purchase 46,214,287 shares of our common stock and Series "B" warrants to purchase 16,175,000 shares of our common stock, as discussed in our Annual Report on Form 10-KSB filed on April 24, 2007. We were in default of the terms of our senior secured convertible notes and warrants, and pursuant to the terms of the warrants, on January 5, 2007 the exercise price of the Series "A" warrants adjusted from $1.40 to $0.001 per share and the series “B” warrants adjusted from $1.40 to $0.65 per share.  In addition, the number of Series "A" warrants outstanding increased by an aggregate of 12,284,810 to 58,499,097, and the number of Series "B" warrants outstanding increased by an aggregate of 4,299,684 to 20,474,684.

(B)

Stock options exercisable at $1.50 per share until September 20, 2008.

(C)

On June 28, 2006, we issued 200,000 common shares and stock options to purchase up to 300,000 common shares exercisable at $1.25 per share until March 1, 2009 as consideration for an equity investment. These common shares and stock options were subsequently cancelled pursuant to an agreement dated September 20, 2006 and were replaced by the issuance of 100,000 common shares on December 21, 2006 and the grant on January 8, 2007 of stock options to purchase up to 150,000 shares exercisable at $1.50 per share until September 20, 2008.

(D)

Stock in exchange for shares of Wentworth Oil & Gas, Inc.

(E)

Stock options exercisable at $1.50 per share until May 31, 2010. Amended on November 14, 2007 to $0.75 per share until May 31, 2013.

(F)

Stock options exercisable at $0.50 per share until April 2, 2010.  Amended on November 14, 2007 to expire April 2, 2013.

(G)

On July 24, 2006, the Company issued senior secured convertible notes in the aggregate principal amount of $32.4 million and warrants to purchase 46,214,287 shares of the Company’s common stock, which was replaced by amended and restated senior secured convertible notes in the aggregate principal amount of $48.8 million, amended and restated and new warrants to purchase an aggregate of  86,471,078 shares of the Company’s common stock and a new senior secured convertible note in the principal amount of $5 million. The notes and warrants were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, because the sale was not made in a public offering and was made to investors who had access to detailed information about the Company and were acquiring the shares for their own account.

(H)

We issued warrants to purchase a total of 3,521,429 shares of common stock as compensation for professional services provided in connection with the July 25, 2006 placement of senior secured convertible notes, as indicated in this table.  There was no public offer or solicitation involved, and there were no underwriters involved in the issuance.

(I)

Stock options exercisable at $0.75 per share until December 13, 2013.

(J)

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

(K)

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

Item 6.  Management’s Discussion and Analysis or Plan of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto referred to in “Item 7. Financial Statements” and “Items 1. and 2. Business and Properties — Disclosures Regarding Forward-Looking Statements” in this Annual Report on Form 10-KSB.

Overview and Plan of Operations

We are an exploration and production company engaged in oil and gas exploration, drilling and development. We currently have oil and gas interests in Anderson County, Freestone County, Jones County and Leon County, Texas. Our strategy is to develop our current low risk, high probability prospects and to lease out deeper zones of our properties for royalty interests.   Due to our lack of adequate resources we may utilize joint ventures or farm-outs to develop our properties.

Our financial position is critically dependent upon the following: (1) successful discovery and economical recovery of adequate hydrocarbons on our properties; (2) keeping the drilling operation working for third parties when it is not drilling on our own properties; and (3) access to additional equity and/or other forms of funding.  There can be no assurance that we will be successful in any of these matters.

Following the issuance of $32.4 million of Senior Secured Convertible Notes (“Notes”) in July 2006, the Company completed the purchase of a 90% undivided interest in the oil and gas fee mineral rights covering 27,557 gross acres (22,682 net acres) in Anderson, Freestone and Jones counties, Texas (known as the “P.D.C. Ball Property”) from Roboco Energy, Inc. (“Roboco”) contemporaneously with the acquisition of Barnico Drilling Inc. (“Barnico”).  Of the 10% interest in the mineral rights not owned by the Company, 4% interest is owned by Roboco, a private company owned by Michael S. Studdard, George D. Barnes and Tom J. Temples, all who were subsequently appointed officers and/or directors of Wentworth. The remaining 6% interest is owned by Horseshoe Energy, Inc., a private company owned by David Steward (subsequently appointed our Chairman and CEO, and elected a director), and his family. The P.D.C Ball Property also bears overriding royalty interests totaling 5%, distributed as follows: 3% to Roboco and 2% to Barnes Drilling and Exploration, Inc. Prior to the purchase of the P.D.C Ball Property, none of these parties were affiliated with us and none of our officers or directors were affiliated with Roboco, Horseshoe Energy, Inc. or Barnes Drilling & Exploration, Inc.  Approximately $22.7 million of the net cash proceeds of $31.5 million from the Notes were used in the P.D.C. Ball Property and Barnico acquisitions.

In January 2006, the Company acquired an 87.5% working interest in an approximately 40 acre oil and gas lease located in Polk County, Texas.  Through September 2007, the Company spent $1.6 million to acquire and develop this property through a third-party operator by re-entering an existing oil well.  In addition to $1.6 million spent, the operator had incurred expenses in excess of $500,000.  Because minimal production from this single well made it uneconomic, and in lieu of paying the operator the additional $500,000, during October 2007, we assigned our 87.5% working interest to the operator.  Management evaluated the production history of the well and believed that the well would not produce enough gas in the future to enable the operator to recoup their costs.  As of September 30, 2007 we wrote off our full investment in this property.

During late 2006 and first quarter of 2007, we drilled a total of six wells on our property. Two wells were dry holes and we found gas in four wells.  Two of the four successful wells have been put into production since the second quarter of 2007 and the other two wells were shut-in until we have the means to dispose of the excess water produced during gas production, in an economical manner, such as converting one of the dry wells into a water disposal well.  The feasibility study is underway and the decision has not been made at this time.  During January 2008, production from these two producing wells was suspended due to a considerable increase in water production.  Remedial work is in progress. If the remedial work is unsuccessful, these wells would also be shut-in until a water disposal well is available.

Our current production is derived from two wells, namely Shiloh #1 and #3 in Freestone County, acquired from an unrelated party.  Details of the acquisition are discussed in “Acquisition of Exploration Properties” below.  These wells have a combined gross production of approximately 200 MCF per day.

Due to a lack of capital, the Company deferred all its drilling activity in the remainder of 2007.  However, during this period, our geologists continued to generate a number of low risk and high probability drilling locations in our property. We expect this will significantly reduce the lead time to commence drilling, when sufficient new capital becomes available.

With the July 26, 2006 acquisition of Barnico, the Company was no longer considered to be in the exploration stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises,” due to the acquisition of the established drilling company.  The accounting policies of the reportable segments are the same as those described in Note 2, “Significant Accounting Policies”, in the Notes to the Consolidated Financial Statements for the year ended December 31, 2007.  Management’s evaluation of the segments is based upon the income or loss from operations.  See also Note 18, “Segment Information”.

During the first half of 2007, two customers of Barnico accounted for 82% of the revenue for our drilling operation.  During the second half of 2007, the drilling revenue declined significantly because our largest customer ceased its drilling activity in the Barnico service area.  Further, due to lack of capital, we were unable to utilize Barnico’s resources to drill our own properties.  Most of Barnico’s employees were laid off during the third quarter of 2007 to reduce overhead.  Barnico continues to actively bid on third party drilling contracts.  However, management anticipates the demand for contract drilling services may decline over the next 12 months because there appears to be a lessening demand for drilling rigs in the East Texas area and most of the wells slated for drilling during this period, are deeper wells which are beyond the capabilities of Barnico’s rigs.  Consequently, there can be no assurance that Barnico will continue to deploy its rigs in the future, unless we are able to secure additional capital to carry-out a drilling program on our own properties.  As of December, 2007 all remaining employees of Barnico were laid-off and all the equipment was put into storage. At this juncture, management is seeking to recover all or part of our investment in Barnico through other strategic opportunities, including a possible sale of Barnico or its assets.

Acquisition of Exploration Properties

In November 2006, we signed two three-year Oil, Gas & Mineral Leases and a Joint Operating Agreement with Marathon Oil Company and its affiliate (together, “Marathon”) to explore approximately 9,200 acres of the P.D.C. Ball Property in Freestone County, Texas.  The agreements give Marathon the right to drill deep gas wells on the property (below 8,500 feet) and the opportunity to partner with us on drilling upper zones (above 8,500 feet) on a 50/50 basis.  We retained a 21.5% royalty interest in any revenue generated from the property below 8,500 feet and a 23% royalty interest in any revenue generated from the property above 8,500 feet.   As part of the agreement, we acquired a seismic license giving us access to all seismic data collected during Marathon’s three-year lease.  On the Marathon Leased Property, the first shallow well (Red Lake #1R) (above 8,500 feet) was drilled in December 2006 and began production in March 2007.  During October 2007, we suspended production on this well due to excessive water production.  Total volume of gas produced was 64 MMCF.  Our engineers are currently considering various remedial actions.  If gas production cannot be economically restored, we will consider converting it to a salt water disposal well or abandon it.

Marathon has reportedly been gathering seismic data during 2007 and identifying drilling locations for deep wells within the lease.  We understand a location to drill the first deep well has been identified by Marathon and drilling is expected to commence during the second quarter of 2008.

On the remaining approximately 18,000 gross acres of P.D.C. Ball Property, during 2007 we were actively seeking significant industry partners to jointly develop the property.  Several companies have expressed an interest in participating in a similar arrangement as the Marathon lease described above.  Management is presently considering these proposals and conducting necessary due diligence.  We are expecting to begin negotiations with one of these parties during the second quarter of 2008.

Freestone County, Texas Bracken Well 1 and 2

In September 2006, we acquired from an unrelated party a mineral lease of approximately 193 acres which is surrounded by the P.D.C. Ball Property for the sum of $67,711.  The acquisition was to fill a “hole” in the P.D.C. Ball mineral block and it represents what our geologists have determined to possess low risk and high probability drilling locations.  During January 2007, Bracken #1 was successfully drilled and commenced production in February 2007.  We have a 100% working interest and a net revenue interest of 76.25% in this well.  Through December 2007, this well produced 93 MMCF of natural gas.  Production was temporarily shut down in January 2008 for remedial work on the down-stream compressor.  We are expecting production to be restored shortly.  Bracken #2 was drilled during March 2007 and it was a dry hole.

Freestone County, Texas Shiloh Well 1 and 3

Shiloh 1 and 3wells were existing wells and have produced natural gas since the 1970s. They are located on 640 acres within the P.D.C. Ball Property, from which we previously received only a 12.5% royalty.  During January 2007, we purchased a 50% working interest in both wells from an unrelated party for the sum of $200,000.  By this acquisition, we increased our net revenue interest to 38.75% and 38.50% in Shiloh 1 and 3, respectively and became the operator.  Total production from these wells to December 2007 was 57 MMCF.  However, our engineers determined that maintenance has been previously neglected.  They believe the wells have the potential to be restored to higher rates of production through remedial work.  Further, due to the longevity, the well files and logs will provide valuable information relating to behind-pipe reserves as well as assisting us in exploration and development of the adjacent properties.

Divesting Less Valuable Assets

In 2005 and early 2006, the Company acquired small interest in several oil and gas properties in Archer County, Wichita County, Pecos County and McMullen County, Texas.  The properties are spread out over several counties in north-central, western and southern Texas. Since acquiring the P.D.C. Ball Property and with our management mainly residing in East Texas, it proved uneconomical to manage these properties.  Moreover, because of owning small interests in these properties, we had little or no influence over the development of these properties.  During 2006, we received $61,000 in revenue and paid $134,000 in production costs to the operators.  In order to cut our losses, these properties were sold to an unrelated party, Green Gold Energy, Inc., during December 2006 for $600,000; of which $400,000 was received in cash and the remaining $200,000 is to be paid to Wentworth pursuant to a promissory note secured by a mortgage on the properties.  The promissory note bears interest of 10% per annum, $100,000 is currently due and $50,000 is payable on March 15, with the balance due in full on or before April 15, 2008.  In 2008, Green Gold Energy, Inc. changed its name to Exterra Energy, Inc.  The note was revised in March 2008 to require the payments to begin in April 2008 with the last payment due in July 2008 to include all accrued interest.

Subsequent to the sale, Green Gold appointed Mr. Gordon McDougall as its Chief Executive Officer.  Mr. McDougall was a director of Wentworth until his resignation in July 2007.

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

Results of Operations of the Company

Our future financial results depend largely on the following factors: (1) discovery of adequate quantities of hydrocarbons on our properties that are economically feasible to recover; (2) access to additional funding to exploit properties; (3) the market price of oil and gas; and (4) timing of discoveries compared to the time it takes to get the hydrocarbons to market. There can be no assurance that we will be successful in each of these matters or that the prices for our production will be at an adequate level to return reasonable profits.

Dollars in thousands	2007	2006	$ change
REVENUE
Drilling	$ 1,038	$ 2,865	$ (1,827)
Oil and gas	1,145	176	969
TOTAL REVENUES	2,183	3,041	(858)

OPERATING COSTS
Production costs	547	136	411
Drilling costs	639	991	(352)
Salaries and taxes	1,032	1,039	(7)
Depreciation and depletion	715	270	445
Property evaluation costs	296	56	240
Impairment of oil and gas properties	4,313	205	4,108
Impairment of equipment	2,671	-	2,671
TOTAL OPERATING COSTS	10,213	2,697	7,516

GROSS PROFIT (LOSS)	(8,030)	344	(8,374)

GENERAL AND ADMINISTRATIVE
Depreciation	13	-	13
General and administrative	19,147	14,837	4,310
Finance and interest expense	5,560	18,083	(12,523)
TOTAL GENERAL AND ADMINISTRATIVE	24,720	32,920	(8,200)

LOSS FROM OPERATIONS	(32,750)	(32,576)	(174)

OTHER INCOME (EXPENSES)
Interest income	164	134	30
Equity in loss on investment	-	(593)	593
Gain (loss) on derivative contracts	92,707	(53,328)	146,035
Other income (expense)	30	173	(143)
TOTAL OTHER INCOME (EXPENSE)	92,901	(53,614)	146,515

INCOME (LOSS) BEFORE INCOME TAX BENEFIT	60,151	(86,190)	146,341
Income tax benefit	-	5,206	(5,206)

NET INCOME ( LOSS)	$ 60,151	$ (80,984)	$ 141,135

Year ended December 31, 2007 compared to year ended December 31, 2006

Although our net income for 2007 showed a marked increase from the net loss in 2006 it was principally due to the non-cash gain on the derivative liabilities as a result of the change in their fair values described further in Notes 8 and 9 to the notes to the consolidated financial statements.  The gross loss in 2007 of $8.0 million was primarily caused by the impairment charges in 2007 on oil and gas properties and equipment totaling approximately $7.0 million.  Impairment charges in 2006 were only $0.2 million and gross profit from operations was $0.3 million in 2006.

For the first half of 2006 the Company conducted minimal operations while negotiating financing arrangements and the purchase of the P.D.C. Ball Property and Barnico Drilling.  After completing the acquisitions, the Company conducted contract drilling operations and commenced evaluation of the P.D.C. Ball property.  During 2006 and 2007, six wells were drilled on the property.  Due to the loss of  the Barnico’s primary contract drilling customer and a decline in demand for rigs the size of Barnico’s, contract drilling operations declined and were suspended by the end of the third quarter.  As explained below, this resulted in a significant decrease in drilling revenues for 2007.

Two of the six wells drilled in 2006 and 2007 were completed as producing wells.  However, due to the rates of saltwater production from these wells, remedial procedures must be performed before sustained production from these wells will be realized.  The Shiloh #1 and Shiloh #3 well purchased in January 2007 and were producing wells upon acquisition.  Revenue from these wells contributed to the increase in revenue from oil and gas production.

Revenues

Revenue from oil and gas sales was $1.1 million in 2007 compared to $0.2 million in 2006.    Revenues from third party drilling reflect a substantial decrease in 2007 resulting from the softening demand for rigs like those operated by  Barnico.  Drilling revenue was $1.0 million in 2007 compared to $2.9 million in 2006.  The Company’s 2006 operations represented the commencement of significant active drilling operations as a result of the acquisition of Barnico in July; however, the demand for drilling rigs decreased substantially in 2007.

Since the July 2006 acquisition of Barnico, a drilling company, Wentworth’s operations have been viewed as two segments, drilling operations and oil and gas production. The drilling segment is engaged in the land contract drilling of oil and natural gas wells. Its operations reflect revenues from contracting one of Barnico’s two drilling rigs and crew to third parties, until such time as the Company is prepared to utilize both rigs on its own properties. The oil and gas production segment effectively began active operations in 2006 and is engaged in the exploration, development, acquisition and production of oil and natural gas properties. Management reviews and evaluates the segment operations separately, and anticipates the contract drilling activities to diminish significantly over the next 12 months. The operations of both segments have focused on counties in East Texas. The accounting policies of the reportable segments are the same as those described in Note 2, “Significant Accounting Policies,” in the notes to the consolidated financial statements. The Company evaluates the segments based on income (loss) from operations. There was no contract drilling in 2005, and there were no active operations for the Company in 2004. (See also Note 18, “Segment Information,” to the Notes to the Consolidated Financial Statements.)

The Company has no significant gas imbalances.  Therefore, gas imbalances have no effect on the Company’s operations or liquidity.

Operating Expenses

Our operating costs totaled $10.2 million for 2007 compared to $2.7 million for 2006.  The $7.5 million increase in expenses was primarily due to a $4.3 million impairment charge related to certain of the company’s oil and gas properties and a $2.7 million impairment charge related to drilling equipment. Other significant expenses in 2007 and 2006 were drilling costs of $0.6 million and $1.0 million respectively, salaries and taxes of $1.0 million and $1.0 million respectively, and depreciation and depletion of $0.7 million and $0.3 million respectively. Drilling costs include drill bits, drill pipe, fuel, and site preparation, while the costs of salaries and taxes relate mostly to drilling activities, including per diem costs and property taxes.

General and Administrative

Total general and administrative costs were $19.1 million for 2007 versus $14.8 million for 2006.  General and administrative expenses for 2007 included non-cash stock based compensation of $12.6 million. In 2006, the Company incurred $11.1 million of non-cash stock-based compensation with respect of stock options vesting during the year to officers, directors and consultants. Consulting, management and directors’ fees amounted to $1.9 millions in 2007 and $0.9 million in 2006, of which a $0.4 million bonus payment was made to Panterra Capital Inc., a private company owned by John Punzo, our Chief Executive Officer at that time.  In addition, the remaining general and administrative expenses included investor relation fees of approximately $53,000 in 2007 versus $0.7 million in 2006. During 2007 the Company incurred legal fees of $2.3 million.  The increase from $0.7 million in legal fees for 2006 is primarily attributable to the default on the Company’s Senior Secured Convertible Notes and Convertible Debentures (see “Financing Activities” below).  In 2007, the Company paid audit and accounting fees of $0.9 million compared to $0.4 million for 2006. Other general and administrative costs include travel, insurance, and repairs and maintenance.

	2007	2006
Regulatory	$ 270	$ 27,212
Investor relations	52,604	740,868
Investigation of oil and gas opportunities	-	120,000
Management and directors’ fees	1,928,710	947,765
Total	$ 1,981,584	$ 1,835,845

The investor relations fees related to services designed to assist us in transitioning to our status as a public company with active operations, identifying and communicating with analysts and other interested parties and preparing and disseminating press releases.  In addition, we have terminated the services of two consultants that assisted us with identifying and undertaking due diligence on oil and gas opportunities.   The management and directors’ fees included consulting fees and were paid to six consultants on an as-needed basis during 2006 to investigate potential property acquisitions, administration and regulatory compliance.

Finance and Interest Costs

Finance costs were $5.6 million in 2007, down from $18.1 million in 2006.  Of the $5.6 million, $2.8 million was non-cash amortization of costs related to the convertible debentures. The $18.1 million in 2006 comprised $14.7 million in penalties pursuant to a registration rights agreement, $1.9 million of interest, and $1.3 million of non cash amortization of deferred costs related to the senior secured convertible debt discount and the convertible debenture discount (see “Financing Activities” below).  Of the $1.9 million of interest, $0.5 million was non-cash amortization of the discount on convertible debentures. See also Notes 8 and 9, “Senior Secured Convertible Notes Payable” and “Convertible Debentures Payable,” respectively, in the notes to the consolidated financial statements.

Other (Income) Expense

The Company had $92.9 million in other income in 2007 versus $53.6 million in other expense in 2006.  The largest item in this category for 2007 was a $92.7 million gain from derivative transactions related to the change in the fair value of the derivative contract liability as compared to a $53.3 million charge during 2006. The derivative liability arose as a result of the accounting for the senior secured convertible notes issued in July of 2006. Under guidance from SFAS No. 133 and EITF 00-19, 00-27 and 05-2, the Company is required to report the liability at fair value and record the fluctuation in the fair value to current operations. (See “Liquidity and Capital Resources” below in this section, and see Note 8, “Senior Secured Convertible Notes Payable,” and Note 9, “Convertible Debentures Payable,” in the Notes to

Consolidated Financial Statements for a more detailed description of the transaction.) There were no derivative liabilities in 2005.  Also in 2006, the Company incurred a $0.6 million net loss on the write off of an equity investment.  Revenue from the gain on sale of properties was included in other income and relates to the December 2006 sale of the Company’s interest in the Archer County, Wichita County, Pecos County and McMullen County, Texas properties.  The Company recognized a $0.2 million net gain on sale of its interest in these properties.

Due to net taxable losses for the years ended December 31, 2007 and 2006, respectively, the Company has no net income tax expense.  The 2007 net operating loss carryforward of $9.2 million will expire in 2027 while the 2006 net operating loss carryforward of $4.1 million will expire in 2026. The Company has a deferred tax benefit of $5.2 million, mainly due to timing differences in deductions for derivative losses, stock based compensation and registration rights penalties, offsetting the deferred tax liability recorded upon the acquisitions of Barnico and the P.D.C. Ball property related to the accounting and income tax differences in the bases of their assets.

Liquidity and Capital Resources

Summary of Cash Flows (in thousands)	For the year ended December 31, 2007	For the year ended December 31, 2006
Cash used in operating activities	$ (6,894)	$ (3,870)
Cash provided (used) in investing activities	1,010	(25,090)
Cash provided by financing activities	5,080	33,298
Increase (decrease) in cash and cash equivalents	(803)	4,338
Cash and cash equivalents, beginning of period	4,445	107
Cash and cash equivalents, end of period	3,641	4,445

Overview

Our primary sources of liquidity during the year were $2.2 million of operating revenues, of which $1.0 million resulted from drilling operations and $1.2 million from oil and gas revenues.  In addition to operating revenues, the Company restructured its senior secured convertible notes.  The principal balance of the notes increased by $21.4 million of which $5.0 was received in cash.  Accrued interest and penalties from 2006 and 2007 of approximately $16.4 million accounted for the remaining increase in the note principal  For 2006 the Company had $3.0 million of operating revenues, of which $2.9 million represented drilling operations, $2.1 million from the issuance of common stock including options, $31.5 million cash proceeds from the issuance of our senior secured convertible notes, $0.3 million in cash proceeds from sales of our interests in oil and gas properties, and $1.5 million from a convertible debenture financing, of which approximately $0.4 million was converted to shares of our common stock during 2006.  The Company also received proceeds of $2.7 million in 2006 from leasing certain of our oil and gas interests in almost 9,000 acres in Freestone County, Texas under a three-year Lease and a Joint Operating Agreement.  Because this amount represented restricted funds pursuant to an agreement with our lenders, the proceeds are reflected in long-term assets in our Consolidated Balance Sheet as of December 31, 2006.  As of October 31, 2007, the restriction was terminated under our debt restructuring and these funds became unrestricted.

We have incurred significant losses from operations and were in default of our debt as of January 5, 2007.  These factors have raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon achieving profitable operations, maintaining compliance with the terms of the amended debt agreements with its senior secured convertible noteholders and injection of additional capital.  The outcome of these matters cannot be predicted at this time.

During 2007 we successfully negotiated new terms with our lenders and received additional loan proceeds of $5.0 million (see “Financing Activities” below).  Our primary uses of cash during 2007 were our general and administrative costs such as professional fees, investor relations and management fees and the cost of development of the Company’s mineral rights. In order to maintain our operations, our cash needs are approximately $0.4 million to $0.5 million monthly.  Capital expenditures are subject to available funds.

Our short-term liquidity requirements for the next twelve months include interest payments, penalties and maturities (discussed further in “Financing Activities” below), cash requirements for our oil and gas production expenses, and capital expenditures. Our long-term liquidity requirements are substantially similar to our short-term liquidity requirements.  We are reliant on obtaining adequate financing for our operations and capital needs.  These factors raise substantial doubt about our ability to continue as a going concern.

As shown in the accompanying consolidated financial statements, we incurred net income of $60.2 million for 2007 and a net loss of $86.2 million for 2006.  In addition, as of December 31, 2007 and 2006, we had unrestricted cash of $3.6 million and $4.4 million, respectively.  We had an accumulated deficit of $83.6 million as of December 31, 2006.  This deficiency decreased to $23.5 million as of December 31, 2007. Approximately $23.9 million and $95.7 million of this deficiency related to the derivative contract liabilities as of December 31, 2007 and 2006 respectively.  A significant part of the remainder related to accrued interest and penalties as of December 31, 2006. (See Note 8, “Senior Secured Convertible Notes Payable,” and Note 9, “Convertible Debentures Payable,” to the Notes to Consolidated Financial Statements for a more detailed description of these transactions.)

Operating Activities

During 2007 and 2006, we used $6.9 million and $3.9 million respectively, of cash in our operating activities.   Our cash used in operating activities was primarily attributable to our property operations and general and administrative costs such as professional fees, investor relations and management fees.  Barnico’s contract drilling operations ceased early in 2007.

Investing Activities

During 2007, investing activities generated $1.0 million in cash.  In 2006, we used $25.1 million of cash in our investing activities. Of the proceeds from the 2006 private placement described in “Financing Activities” below, we used $22.1 million to complete our purchase of the Anderson, Freestone and Jones Counties’ mineral rights and Barnico Drilling, Inc. In 2007 we used $1.7 million to purchase oil and gas properties.

Financing Activities

During 2007 and 2006, we provided $5.8 million and $33.3 million respectively, from our financing activities.

January 2006 Financing – Convertible Debentures

On January 12, 2006, we entered into a series of agreements to sell to YA Global Investments, L.P. (formerly known as Cornell Capital Partners, LP) (“Cornell”), a total of $1,500,000 in convertible debentures and warrants to purchase 1,500,000 shares of the Company’s common stock until January 12, 2011.  One-third of the warrants were exercisable at a price of $0.60 per share, one-third at $0.80 per share and the remaining one-third at $1.00 per share.

The debentures were due and payable on January 11, 2009.  The principal and accrued interest on the debentures could, at the option of the holder during the term of the debentures, be converted into shares of the Company’s common stock at a rate of the lesser of $0.65 per share or 85% of the lowest volume-weighted average price of the Company’s common stock during the 15 trading days preceding the conversion date.  The investor had contractually agreed to restrict its ability to convert the debentures to an amount less than 5% of the then-issued shares of common stock in the Company.  In addition, the investor will not convert more than $150,000 of the principal in any 30-day period.  The convertible debenture was collateralized by 7,758,000 shares of the Company’s treasury stock held in escrow.  The collateral treasury shares were released and cancelled in July 2006

On February 13, 2006 a registration statement was filed to register securities issued and to-be-issued on Cornell’s behalf.  That registration statement was subsequently withdrawn on May 12, 2006.  A subsequent registration statement was filed to register securities issued and to-be-issued on Cornell’s behalf on August 24, 2006 and amended on December 21, 2006, but that registration statement was also withdrawn.

The Company was in default of the terms of its agreements with the debenture holders, due its inability to meet the effectiveness date of the registration requirement; therefore, the debenture holder had the right to demand repayment.  However, on October 31, 2007 the Company restructured the convertible debenture debt agreements.

The amended and restated convertible debentures have an aggregate principal amount of $1,418,573, a maturity date of January 11, 2009 and bear interest at a rate of 10% per annum commencing October 31, 2007.  The Company’s obligations under the convertible debentures are secured by a security interest in substantially all of the Company’s assets; however, that security interest is subordinated to the security interest created under the security agreement in favor of the holders of the senior secured convertible notes.

The Company also amended the exercise price of the related warrants to $0.001 per share.  In November 2007, the investor exercised Amended and Restated Warrants to purchase 997,500 shares of the Company’s common stock.

July 2006 Financing- Senior Secured Convertible Notes

In July 2006 we completed a $32.4 million private placement of 9.15% senior secured convertible notes due in July 2009, (of which $31.5 million was received in cash and $0.9 million was in lieu of commissions and fees), and Series A and Series B warrants to purchase, respectively, 46,214,287 and 16,175,000 shares of the Company’s common stock until July 25, 2011 at an initial price of $1.40 a share.  The Series B warrants were exercisable only if the Company required the holders to convert the senior secured convertible notes.  Cash proceeds from the July 2006 financing were used for the acquisition of the PDC Ball Property as described in Note 5, “Oil and Gas Properties” in the notes to the consolidated financial statements.

Interest was payable quarterly and principal was due in twenty-five equal installments beginning in July 2007.  The notes are convertible into common stock at the holders’ option at an initial rate of $1.40 per share and interest and principal may be paid in common stock at a discount to market value until nine months after the conversion shares and the warrants shares have been registered.

The Company was required to file a registration statement for the resale of the number of shares of its common stock equal to 130% of the number of shares issuable upon conversion of the senior secured convertible notes, the payment of interest on, and principal of, the senior secured convertible notes, and upon exercise of the warrants by January 5, 2007, which was an extension from the date in the agreement of November 7, 2006.  The Company was unable to meet the effectiveness date of the registration statement and was, therefore, required to pay, beginning on the date of the failure, and on every 30th day thereafter until such failure was cured, liquidated damages to the investors of 1.5% of the aggregate purchase price of the senior secured convertible notes accruing from the 165th day following the date of the Purchase Agreement.   The Company recorded $14.7 million of penalties and interest as of December 31, 2006 related to the default.

We filed a registration statement to register securities underlying the original senior secured convertible notes and warrants on the Investors’ behalf on August 24, 2006.  That registration statement was withdrawn on September 6, 2007.

The Company was in default of the terms of its agreements with investors, specifically the registration requirement, therefore the investors had the right to demand repayment.  However, on October 31, 2007, the Company restructured the senior secured convertible notes.

As a result of the restructuring agreement on October 31, 2007, the aggregate principal balance of the amended and restated convertible notes increased to $53.8 million, which included the addition of approximately $16.4 million of accrued penalties and interest on the original notes and additional cash proceeds of $5.0 million.  The holders of the notes also agreed to irrevocably waive any and all breaches, defaults or events of default by the Company, any fees, charges and penalties arising prior to the date of the amending agreements, and to withdraw any and all existing event of default redemption notices given to the Company in connection with the original notes.

The notes are now convertible into shares of the Company’s common stock at a conversion price of $0.65 per share, subject to anti-dilution adjustments.  The notes now have a maturity date of October 31, 2010, subject to the right of the holders to extend the maturity date to a date that is not later than October 31, 2012.   The Company’s obligations under the notes are secured by a security interest in substantially all of the assets of the Company and its wholly-owned subsidiary, Barnico Drilling, Inc.

The notes continue to bear an interest rate of 9.15% per annum, subject to increase in an event of default to 15% per annum if a default is not cured.  Interest accrues on the notes commencing on April 1, 2008 and is payable quarterly and may, at the Company’s option if certain “Equity Conditions” are satisfied, be paid by the issuance of the Company’s common stock.

The Amended and Restated Series A Warrants, Amended and Restated Series B Warrants, New Series A Warrants, New Series B Warrants and Other New Series A Warrants (collectively, the “warrants”) related to the notes entitle the holders thereof to purchase up to an aggregate of 68,545,554 shares of the Company’s common stock in respect of the Series A Warrants, 17,925,524 shares of the Company’s common stock in respect of the Series B Warrants, and 2,021,429 shares of the Company’s common stock in respect of the Other New Series A Warrants for a period of seven years, at an exercise price of $0.65 per share, in the case of the Amended and Restated Series B Warrants and the New Series B Warrant, and $0.001 per share, in the case of the Amended and Restated Series A Warrants, the New Series A Warrants, and the Other New Series A Warrants.  In November 2007, holders exercised Amended and Restated Series A Warrants to purchase 953,766 shares of the Company’s common stock, and subsequent to the end of the year, exercised Amended and Restated Series A Warrants and Other New Series A Warrants to purchase 805,070 shares of the Company’s common stock.  Registration of the warrant shares is no longer required.

The Amended and Restated Registration Rights Agreement provides for the registration of all shares of common stock underlying the senior secured convertible notes, including any interest payable in shares of common stock under the senior secured convertible notes, and requires us to file an initial registration statement for the resale of a number of shares of common stock equal to 33.33% (or such greater or lesser percentage or amount as is permitted by the SEC) of our issued and outstanding common stock that is not beneficially owned by our affiliates. The Initial Registration Statement must be declared effective by the SEC by April 30, 2008, and must remain effective and available for use until the earlier of the date the Investors can sell all of the securities covered by the registration statement without restriction pursuant to Rule 144(k) and the date all such securities have been sold pursuant to the registration statement.  However, management has negotiated a 60-day extension, which would make the effectiveness deadline June 30, 2008.

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

Derivative Instruments

In accordance with the interpretive guidance in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” we valued the conversion feature of the separate issuances of secured convertible debentures and warrants in January and July 2006 as derivative liabilities. We must make certain periodic assumptions and estimates to value the derivative liability. Factors affecting the amount of this liability include changes in our stock price and the computed volatility of our stock price. The change in value is reflected in our statements of operations as non-cash income or expense, and the changes in the carrying value of derivatives may have a material impact on our financial statements. For the years ended December 31, 2007 and December 31, 2006, we recorded non-cash income of $92.7 million and expense of $53.3 million respectively upon revaluation of the instruments that are subject to this accounting treatment. The derivative liability associated with these instruments is reflected on our balance sheet as a short-term liability. This liability will remain until the secured convertible debentures are converted, exercised or repaid, and until the warrants are exercised, expire, or other events occur to cause the termination of the derivative accounting, the timing of which may be outside our control.

Our senior secured convertible notes and our convertible debentures contain embedded conversion features, pursuant to which all or part of the debt owed to the holder may be converted into shares of our common stock at an initial price of $0.65 per share, subject to certain adjustments described in Note 8, “Senior Secured Convertible Notes Payable,” and Note 9, “Convertible Debentures Payable,” in the Notes to the Consolidated Financial Statements, and the warrants we issued provide the holder with the right to purchase our common stock at prices ranging from $0.001 to $0.65 per share. As a result of the terms of our agreement to register the resale of the shares of our common stock issuable upon conversion or exercise of these instruments or warrants, we are required under applicable accounting rules to treat the conversion feature of the notes and debentures and the related warrants as liabilities, rather than as equity instruments. This classification as liabilities also requires that we account for them at fair value and include changes in fair value as a component of other income (expense) for so long as the warrants and the conversion feature of the notes and debentures remain classified as liabilities. Changes in fair value are based upon the market price of our common stock and are calculated using the Black-Scholes method of valuation. As a result, as the market price of our common stock increases, our other expense increases, and as the market price of our common stock decreases, our other income increases. This accounting treatment could result in wide swings of our other income (expense) and net income in the future.

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

Asset Retirement Obligations

We estimate the future costs of the retirement obligations of our producing oil and gas properties. Those abandonment costs, in some cases, will not be incurred until several years in the future. Such cost estimates could be subject to significant revisions in subsequent years due to changes in regulatory requirements and technological advances that are difficult to predict. As of December 31, 2007 and 2006, we estimate the net present value of these asset retirement costs to total $140,000 and $155,000 respectively.

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

Barnico records an unbilled receivable for the percentage of the turnkey contract completed. It records an account receivable for drilling contracts completed, but for which money has not been collected. An allowance for doubtful accounts is provided for accounts management considers potentially uncollectible based on analysis and aging of accounts. During 2007 and the portion of 2006 in which we owned Barnico, and during the six-month period ended June 30, 2006, Barnico had no uncollectible accounts. If it receives a prepayment from a customer upon entering into a contract, it defers recognition of revenue on that amount until the contracted service is provided. In future periods, any differences between an estimate regarding the collectability of accounts and actual collections could have a material affect on our operating results. The costs relating to contracts are recognized as incurred.

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

Off-Balance Sheet Arrangements

As of December 31, 2007 and 2006, we had no off-balance sheet arrangements reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7.  Financial Statements and Supplementary Data

The Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements are set forth beginning on page 69 of this Annual Report on Form 10-KSB and are incorporated herein.

The financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On May 3, 2006, MacKay LLP, Chartered Accountants of Vancouver, Canada resigned as our principal independent accountants and Hein & Associates LLP, Certified Public Accountants of Dallas, Texas were appointed in their place.

Our decision was based on our need for accountants located nearer our base of operations in Texas. The decision to change accountants was approved by our board of directors.  During the year ended December 31, 2005 and any subsequent period through May 3, 2006, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which if not resolved to the satisfaction of MacKay LLP, would have caused MacKay LLP to make reference to the matter in its reports on the Company’s financial statements. The former accountants’ reports on the financial statements for the years ended December 31, 2004 and December 31, 2005 contained no adverse opinions, disclaimers of opinion, nor were they modified as to uncertainty, audit scope or accounting principles.

During the year ended December 31, 2005 and any subsequent period through May 3, 2006, the Company did not consult with Hein & Associates LLP regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements or (ii) any matter that was either the subject of disagreement or event identified in response to (a)(1)(iv) of Item 304.

Item 8A.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have established and are currently maintaining disclosure controls and procedures for the Company.  The disclosure controls and procedures have been designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed by the Company is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosures.

The Chief Executive Officer and Chief Financial Officer conducted a review and evaluation of the effectiveness of the Company’s disclosure controls and procedures and have concluded, based on their evaluation as of the end of the period covered by the Report, that our disclosure controls and procedures were not effective, due to a material weakness in internal control over financial reporting, to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that the information required to be disclosed by the Company is accumulated and communicated to management to allow timely decisions regarding required disclosures.  The material weakness in internal control over financial reporting is discussed below.

Management’s Annual Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting.  Our management is responsible for establishing and maintaining adequate internal controls over financial reporting.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

We evaluated the effectiveness of our internal control over financial reporting by using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management identified material weaknesses in the company’s internal controls over financial reporting.  A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by the company’s internal control over financial reporting.

Management concluded that the possibility of a material misstatement due to the significant internal control deficiency was more than remote resulting in it being a material weakness.  As a result, management concluded that the company’s internal controls over financial reporting was not operating effectively as of December 31, 2007, due to the material weakness described below.

The Company’s financial reporting includes various highly complex technical accounting issues such as derivatives, stock compensation expense, and standardized measure of discounted future cash flow calculations.  The Company does not have adequate personnel who are knowledgeable of the application of appropriate accounting and financial reporting principles for highly technical accounting issues that may arise.  In addition, there is a lack of monitoring of the financial reporting process by management and an independent audit committee.  Management intends to address these issues by enhancing accounting support throughout the year, providing additional training in highly technical and complex accounting areas that apply to the Company, as well as attempting to improve its monitoring processes during 2008.

This report does not include an attestation report by Hein & Associates, LLP, our independent registered public accounting firm, regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to only provide management’s report in this Annual Report on Form 10-KSB.

During the fourth quarter of 2007, there have been no significant changes in our internal controls over financial reporting that has materially affected these internal controls.

Limitations of the effectiveness of internal control

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 8B.  Other Information

There was no material information during the fourth quarter of 2007 not previously reported.

PART III

Item 9.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

Management and Board of Directors

The following table sets forth the name, age and position of each of our directors and executive officers as of December 31, 2007:

Name	Age	Position(s) With the Company	Position Held Since	Director Since/During
David Steward	57	Chief Executive Officer, Chairman of the Board and Director	December 13, 2007	July 26, 2007
Michael S. Studdard	57	President and Director	August 21, 2006	August 21, 2006
Francis K. Ling	52	Chief Financial Officer and Director	August 29, 2005	August 29, 2005
George D. Barnes	44	Vice President of Operations and Director	August 21, 2006	August 21, 2006
John Punzo	53	Director	April 2, 2005	April 2, 2005
Roger D. Williams	50	Director	April 15, 2006	April 15, 2006
Neil Lande	69	Director	June 15, 2006	June 15, 2006
Tom J. Temples	54	Vice President of Exploration and Production	August 21, 2006	Not applicable

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

The following is a brief description of the business experience during the past five years of each of the above-named persons:

David Steward

Mr. Steward was appointed our Chief Executive Officer and Chairman of the Board of Directors in December 2007.  Mr. Steward has been a landman for 39 years and is a member of the American Association of Professional Landmen and the Society of Exploration Geophysicists.  He is a 25% owner, director and Vice President of Horseshoe Energy, Inc., a private oil and gas company, is a partner in Steward Oil and Gas, LLC and Sierra Mineral & Royalty, and remains active in the family oil and gas business.  Mr. Steward also owns Steward Estates, which owns a commercial office building and is currently developing an 800-home subdivision near Conroe, Texas.  Mr. Steward received a BBA degree from Texas A&I University, which is a part of the Texas A&M University system.  Mr. Steward devotes 90% of his time to the company.

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

Francis K. Ling

Mr. Ling was appointed our Chief Financial Officer on August 29, 2005 and Secretary on August 28, 2007, and has been serving in those capacities ever since. From March 2000 until June 2006, he was Chief Financial Officer for Dixon Networks Corporation, a private contracting company with approximately 500 employees that specializes in the engineering and construction of fiber optic networks for large telecommunication companies primarily in British Columbia, Alberta, Washington and Oregon. Mr. Ling holds Bachelor of Science, Bachelor of Commerce, and Master of Business Administration degrees, along with a Fellowship in the Institute of the Canadian Bankers’ Association. Mr. Ling served as Chief Financial Officer of Redrock from May 2006 until November 30, 2006. Mr. Ling is chairman of our Audit Committee.  He resides in Canada and devotes 90% of his time to the Company.

George D. Barnes

George Barnes has been President and a director of Barnico since its formation in May 1992. He is an oil and gas drilling contractor with more than 25 years of hands-on drilling operations experience. Mr. Barnes has experience in all facets of drilling ranging from site preparation through drilling and completions. He has oversight and management responsibilities for two drilling rigs, six rig-hauling tractor trailer trucks and four caterpillar crawler tractors.  During his time with Barnico, Mr. Barnes has managed up to 40 employees.

John Punzo

John Punzo was our Chief Executive Officer, Chairman of out Board of Directors and a director from April 2005 until December 2007.  He has continued as a director since his resignation as Chief Executive Officer and Chairman of the Board in December 2007. From January 1999 to January 2004, Mr. Punzo was President and Chief Executive Officer of Sonoran Energy Inc. (formerly Showstar Online.com, Inc.), an oil and gas company whose shares are quoted on the OTC Bulletin Board.  Mr. Punzo was involved in the restructuring of that company into a successful energy producer until his departure to further develop his energy consultancy and private management group. Since 1981, Mr. Punzo has played a key role in launching, directing and obtaining the funding for a number of public and private companies. Mr. Punzo is also the sole shareholder, director and officer of each of Panterra Capital Inc. and Paradigm Process Inc., private consulting companies offering the following management services: supervision of day to day operations, identifying and negotiating the purchase of oil and gas properties, locating and securing financing, hiring and terminating personnel, overseeing regulatory compliance, and responding to investor inquiries.  Mr. Punzo resides in Canada.

Roger D. Williams

Mr. Williams has over 25 years of professional engineering and senior legal experience with major projects, including onshore and offshore Gulf of Mexico leases, the Trans-Alaska Pipeline System, gas fields in Indonesia and the Philippines, and power plants developed in tandem with upstream oil and gas projects. He also has extensive industry experience working for over nine years as a lead engineer for Exxon on several major upstream projects, including strategic planning, financial analysis and reservoir development studies. From January 2002 until September 2005, Mr. Williams served as managing partner of the Hong Kong office of the law firm of Troutman Sanders LLP, a firm with over 600 practicing attorneys. From September 2000 until December 2001 and from October 2005 until March 2006, Mr. Williams was a partner in Troutman Sanders LLP’s Washington, D.C. office. He has held various legal and petroleum industry positions both as a practicing attorney and professional engineer since 1979. Mr. Williams has degrees in petroleum and chemical engineering, and received his law degree from the University of Alabama in 1991. His legal career included practice with Skadden, Arps, Slate, Meagher & Flom LLP in Washington, D.C., Hong Kong and Singapore. In March 2006, he left the private practice of law and became CEO and a director of Redrock.  Mr. Williams is also a Senior Vice President of Pure Power Asia Pte Ltd., a renewable energy company developing biofuels and bioenergy projects around the world using leading-edge technologies.  Mr. Williams currently resides in Singapore.

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

Audit Committee and Audit Committee Financial Expert

We have an audit committee comprised of only one director at the present time - Francis K. Ling. Our board of directors has determined that Mr. Ling, is a financial expert, as that term is defined under applicable securities regulations. Mr. Ling is our Chief Financial Officer and is, therefore, not “independent,” as that term is used in Item 7(d)(3)(iv) of Schedule 14 under the Securities Exchange Act of 1934. Although Mr. Ling is not “independent,” our board of directors determined that his presence on the committee is in the best interests of the Company due to his significant experience and knowledge regarding the subject within the Audit Committee’s oversight and the fact that he is the only director qualifying as an “audit committee financial expert.” Because of our limited resources and these exceptional circumstances, we view his presence on the Audit Committee as necessary and appropriate, despite the fact that the audit committee’s charged duties include oversight of Mr. Ling’s performance as our Chief Financial Officer. In order to mitigate the potential conflicts that arise from Mr. Ling’s service as a committee charged with his own oversight, Mr. Ling refers matters to the Board of Directors as appropriate.  We are currently seeking to appoint a new independent director to the audit committee and anticipate having this situation rectified by June 2008.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities (“10% Shareholders”), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and 10% shareholders are required by the Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such reports received by us, we believe that for the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were complied with, except (i) Francis K. Ling, Chief Financial Officer and director, was late in reporting one transaction on Form 4 – Statement of Changes in Beneficial Ownership; and (ii) Roger D. Williams, a director, was late in filing two reports on Form 4 – Statement of Changes in Beneficial Ownership – each reporting one transaction.

Code of Ethics

We have adopted a code of ethics which applies to all our directors, officers and employees. A copy of our “Code of Ethics and Business Conduct for Officers, Directors and Employees” was filed with the Securities and Exchange Commission as Exhibit 14.1 to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed on April 17, 2006 and incorporated herewith by reference. In the event that we make any amendments to, or grant any waivers of, a provision of our Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to the principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable Securities and

Exchange Commission rules, we intend to disclose such amendment or waiver and the reasons therefore in a Form 8-K or in our next periodic report.

Item 10.  Executive Compensation

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to our Chief Executive Officer, to our two most highly compensated executive officers who were serving as executive officers at December 31, 2007, other than our Chief Executive Officer, and up to two additional individuals for whom disclosure would have been required but for the fact that the individuals were not serving as executive officers at December 31, 2007 (collectively, the “Named Executed Officers”).

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards [1] ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
David W. Steward, CEO	2007	-	-	-	-	-	-	21,250	21,250
	2006	-	-	-	-	-	-	-	-
John Punzo, Former CEO	2007	-	-	-	161,109	-	-	440,139[3]	601,248
	2006	-	-	-	2,464,261[2]	-	-	531,700[3]	2,995,961
Michael S. Studdard, President	2007	-	-	-	3,387,490	-	-	168,850	3,556,340
	2006	-	-	-	1,433,744	-	-	70,800	1,504,544
Tom J. Temples, Vice President	2007	-	-	-	3,387,490	-	-	168,850	3,556,340
	2006	-	-	-	1,433,744	-	-	70,800	1,504,544

1.

The value of option awards vested during the year are based upon the assumptions described in Note 14, “Stock-Based Compensation,” in the notes to the consolidated financial statements for the year ended December 31, 2007 and are deemed part of the disclosure herein.

2.

Includes $0.8 million representing the value of option awards vested during the year in respect of compensation for service as a director.

3.

Fees paid to Panterra Capital Inc., a private company controlled by John Punzo, including management services of $0.2 million (2006 –$0.4 million bonus) and office rent of $1,200 (2006 – $3,600).

The amounts payable to each of the Named Executive Officers listed in the Summary Compensation Table above were previously negotiated as terms in each of their consulting or services agreements prior to each individual working with the Company, were not tied to specific performance goals or targets for the Company and were not subject to adjustment during the fiscal year for which they were paid, unless the Company and such individual negotiated an amendment to that individual’s consulting or services agreement.  Because the Company was a relatively new operating Company at the time each Named Executive Officer’s agreement was negotiated, the Company did not have specific performance goals or targets determined, and its negotiation of the consulting or services agreements were highly dependent on the Company cash flow projections and, since the Company included equity compensation, the market value of its common stock.

The material terms of each Named Executive Officer’s services agreement or arrangement is as follows:

David Steward

On November 1, 2007, we entered into a five year management agreement with David Steward, who was appointed our Chief Executive Officer and Chairman of our Board of Directors on December 13, 2007.  He has also been a member of the Board of Directors sine July 26, 2007.  This consulting agreement contains the following provisions: a monthly fee of $15,000 ($180,000 annually); the granting of stock options as approved by the Board of Directors; an annual bonus based on the Company’s financial results and other factors; and upon termination of the agreement by us, a severance payment which will consist of honoring any stock options granted.  In addition, he will earn the option to purchase 1,000,000 shares of our common stock at $0.50 per share exercisable until November 1, 2008.

John Punzo

On October 1, 2005, we entered into a five year management agreement with Panterra Capital Inc. (“Panterra”), a private company the sole shareholder of which is John Punzo, our former Chief Executive Officer and Chairman and a current director. This agreement was terminated on December 13, 2007 due to the terms of the amended debt agreement which required the resignation of Mr. Punzo.  The management agreement had contained the following provisions: a monthly fee of $14,000 ($164,000 annually); the grant of stock options to purchase not less than 1,000,000 shares of our common stock per year (issuable to Mr. Punzo at Panterra’s request); and upon termination of the agreement by us, a severance payment equal to $164,000 representing 12 months of fees. On August 10, 2006, we made a $0.4 million bonus payment to Panterra.  In connection with the termination of the management agreement with Panterra on December 13, 2007, we paid Panterra $0.2 million and issued stock options to purchase 1,000,000 shares of our common stock at $0.75 per share, which options are immediately exercisable and terminate on December 13, 2013.

Michael S. Studdard

On July 25, 2006, we entered into a three-year consulting agreement with Michael S. Studdard, who was appointed our President and a director on August 21, 2006. This consulting agreement contains the following provisions: a monthly fee of $11,800 ($141,600 annually) during the first year and $17,250 ($207,000 annually) in subsequent years; the grant of stock options to purchase 2,000,000 shares of our common stock at $1.50 per share, which options vest at a rate of 166,667 shares per calendar quarter; and in the event of termination of the agreement by us without cause, severance fees equal to the monthly fees otherwise payable between the date of termination and July 25, 2009.  On November 14, 2007, the exercise price of the stock options was amended from $1.50 to $0.75.

On July 4, 2006, we granted options to Michael S. Studdard to purchase 350,000 shares of our common stock at a price of $1.50 per share until June 15, 2009. These options vest at 29,167 shares per calendar quarter commencing July 2006.  On November 14, 2007, the stock option was amended to reduce the exercise price from $1.50 to $0.75 and to modify the option expiration date until June 15, 2012.

Tom J. Temples

On July 25, 2006, we entered into a three-year consulting agreement with Tom J. Temples, who was appointed our Vice President of Exploration and Production on August 21, 2006. This consulting agreement contains the following provisions: a monthly fee of $11,800 ($141,600 annually) during the first year and $17,250 ($207,000 annually) in subsequent years; the grant of stock options to purchase 2,000,000 shares of our common stock at $1.50 per share, which options vest at a rate of 166,667 shares per calendar quarter; and in the event of termination of the agreement by us without cause, severance fees equal to the monthly fees otherwise payable between the date of termination and July 25, 2009.  On November 14, 2007, the exercise price of the stock options was amended from $1.50 to $0.75.

On July 4, 2006, we granted options to Tom J. Temples to purchase 350,000 shares of our common stock at a price of $1.50 per share until June 15, 2009. These options vest at 29,167 shares per calendar quarter commencing July 2006.  On November 14, 2007, the stock option was amended to reduce the exercise price from $1.50 to $0.75 and to modify the option expiration date until June 15, 2012.

In order to secure the services provided under the contracts discussed above, the contracting parties required that the Company enter into independent contractor consulting arrangements with the individuals or entities providing those services, rather than hiring them as actual employees of the Company. As such, the Company neither withholds nor remits payroll taxes on behalf of any of our independent contractors or their employees (see “Risk Factors – If Our Independent Contractors are Characterized as Employees, We Would Be Subject to Employment and Withholding Liabilities, Past Taxes and Penalties”).

Outstanding Equity Awards at Fiscal Year End

The following tables set forth information concerning unexercised options, stock that has not vested, and equity incentive awards outstanding as of December 31, 2007 for each of the Named Executive Officers.

Outstanding Equity Awards at Fiscal Year End Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Original Option Exercise Price ($)	Option Expiration Date
John Punzo, Former CEO	480,000 1,000,000 500,000	- - -	- - -	$0.25 $.050 $0.754	February 28, 2011[2] February 28, 2012[3] February 28, 20124
David Steward, CEO	-	-	-	-	-
Michael S. Studdard, President	1,175,004 [1]	-	783,328	$0.755	June 15, 2012[5]
Tom J. Temples, Vice President	1,175,004 [1]	-	783,328	$0.755	June 15, 2012[5]

1.

The stock options granted to Michael S. Studdard and Tom J. Temples each vest at a rate of 195,834 options per calendar quarter commencing July 1, 2006.

2.

On November 14, 2007, this stock option agreement was amended to extend the option expiration date from February 28, 2008 to February 28, 2011.

3.

On November 14, 2007, this stock option agreement was amended to extend the option expiration date from February 28, 2009 to February 28, 2012.

4.

On November 14, 2007, this stock option agreement was amended to reduce the option exercise price from $3.85 to $0.75 per share and to extend the expiration date from February 28, 2009 to February 28, 2012.

5.

On November 14, 2007, this stock option agreement was amended to reduce the option exercise price from $1.50 to $0.75 and to extend the option expiration date from June 15, 2009 to June 15, 2012.

Outstanding Equity Awards at Fiscal Year End Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Marker Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
John Punzo, Former CEO	-	-	-	-
David Steward, CEO	-	-	-	-
Michael S. Studdard, President	-	-	-	-
Tom J. Temples, Vice President	-	-	-	-

On November 14, 2007, we amended the stock option agreements with certain of our Named Executive Officers to reduce the stock option exercise price and increase the option term.  We considered these changes necessary to provide an incentive for these key people in lieu of cash compensation.  A summary of the amendments to the stock option agreements of our Named Executive Officers is as follows:

Name and Title	Number of Shares Underlying Options	Option Exercise Price		Option Expiry Date
		Original	Amended	Original	Amended
John Punzo, Former CEO	480,000	$0.25	No change	February 28, 2008	February 28, 2011
John Punzo, Former CEO	1,000,000	$0.50	No change	February 28, 2009	February 28, 2012
John Punzo, Former CEO	500,000	$3.85	$0.75	February 28, 2009	February 28, 2012
Michael Studdard, President	2,350,000	$1.50	$0.75	June 15, 2009	June 15, 2012
Tom Temples, Vice President	2,350,000	$1.50	$0.75	June 15, 2009	June 15, 2012

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

Copies of each of the option agreements, and any amendments thereto, listed below are included in the exhibit list that is part of this Annual Report on Form 10-KSB.

Compensation of Directors

The following table sets forth information concerning the compensation of our directors, excluding Named Executive Officers who are also directors, for the year ended December 31, 2007:

Directors Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
George D. Barnes	-	-	-	-	-	3,556,340 [1]	3,556,340 [1]
Neil Lande	6,250[7]	-	159,092	-	-	-	165,342[2]
Francis K. Ling	-	-	131,902[4]	-	-	629,031 [2]	760,933[3]
Roger D. Williams	6,250[7]	-	235,661	-	-	-	241,911[5]
Gordon C. McDougall	-	-	239,797	-	-	-	239,797[6]

1.

Mr. Barnes received no compensation in respect of his services as a director in 2007, however he received fees totaling $168,850 and option awards vested in 2007 valued at $3,387,490 in respect of his service in 2007 as our Vice President of Operations.

2.

Mr. Lande received $6,250 in directors’ fees for the last quarter of 2007 and option awards vested in 2007 valued at $159,902 in respect of his service as a director.

3.

Mr. Ling received fees totaling $132,000 and option awards vested in 2007 valued at $497,031 in respect of his service in 2007 as our Chief Financial Officer.

4.

Directors’ options to purchase 200,000 shares of our common stock at a price of $0.50 per share until April 15, 2010 were outstanding as of December 31, 2007.

5.

Mr. Williams received $6,250 in directors’ fees for the last quarter of 2007 and option awards vested in 2007 valued at $235,661 in respect of his service as a director.

6.

Mr. McDougall received option awards vested in 2007 valued at $239,797 in respect of his service as a director.

7.

Commencing in the fourth quarter of 2007, independent directors received $6,250 for each quarter of their service.

During 2007 and 2006, we did not have a standard compensation arrangement for our directors.  As a result, the compensation for each director was negotiated independently with that director prior to him agreeing to be a member of our Board of Directors, which resulted in differences in compensation arrangements among our directors.  The material terms of each individual director’s compensation are included in the footnotes to the table above.

On November 14, 2007, we amended the stock option agreements with certain of our directors and officers, excluding Named Executive Officers who are also directors, to reduce the stock option exercise price and increase the option term.  We considered these changes necessary to provide an incentive for these directors and officers in lieu of cash compensation.  A summary of the amendments to the stock option agreements of our directors and officers is as follows:

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2007 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	1,300,000	$0.75	1,078,249
Equity compensation plans not approved by security holders	14,943,500	$0.62	n/a
Total	16,243,500	$0.63	1,078,249

On July 26, 2007, the Company’s stockholders approved a stock incentive plan (the “Stock Incentive Plan”) hereby awards of stock or stock options for up to 2,378,249 shares of our common stock may be issued as incentives to our directors, officers, employees, consultants and advisors.  Under the Stock Incentive Plan, the exercise price of incentive stock options granted must not be less than the fair market value of our common stock on the date of grant.

On January 9, 2006, we adopted a directors’ stock option plan (the “Directors’ Stock Option Plan”) that provided for the  grant to each of our directors of stock options to purchase up to 200,000 shares of our common stock after each full year of service as a director.  This plan was terminated in respect of service following implementation of our Stock Incentive Plan.

Prior to the implementation of the Stock Incentive Plan and the Directors’ Stock Option Plan, we did not have a formal equity compensation plan and our Board of Directors granted stock options on an ad hoc basis to directors, officers, employees and consultants.

Security Ownership of Certain Beneficial Owners

The following table provides information regarding our shares of outstanding Common Stock beneficially owned as of the date hereof by (a) each person who is known to us to be the beneficial owner of more than 5% of any class of our outstanding voting securities, (b) each of our directors, (c) each of our Named Executive Officers, and (d) all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes a voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of Common Stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days of the date of this Annual Report on Form 10-KSB, are deemed beneficially owned and outstanding from computing the percentage of the person holding such securities, but are not considered outstanding for computing the percentage of any other person, except with respect to group totals.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	% of Class

5% Beneficial Owners [1]
Roboco Energy, Inc. [2] 5110 Anderson County Road 2206, Palestine, TX	Common	1,500,000	5.7%
Gordon C. McDougall 15577 Columbia Avenue, White Rock, BC, Canada	Common	2,168,000 [12]	8.3%

Directors
Roger D. Williams 34956 Vintage Place, Roundhill, VA	Common	351,200 [3]	1.3%
Neil Lande 5814 Tanglewood Park, Houston, TX	Common	210,000 [4]	0.8%
John Punzo 16149 Morgan Creek Crescent, South Surrey, BC, Canada	Common	3,757,500 [8]	14.3%
George D. Barnes 1006 Anderson County Road 2212, Palestine, TX	Common	3,495,838 [6]	13.3%
Francis K. Ling 6924 Stewart Road, Delta, BC, Canada	Common	1,207,500 [7]	4.6%

Named Executive Officers
David W. Steward 100 West Gregg Street, Fairfield, TX	Common	135,300[5]	0.5%
Michael S. Studdard 5110 Anderson County Road 2206, Palestine, TX	Common	2,870,838 [9]	10.9%
Tom J. Temples 415 Hollenbeck Road, Irmo, SC	Common	2,870,838 [10]	10.9%

All Directors and Executive Officers as a Group	Common	11,899,014 [11]	45.3%

1.

The terms of our senior secured convertible notes and related warrants restrict the noteholder from converting or exercising the senior secured convertible notes or related warrants if the senior secured convertible noteholder (and its affiliates) would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such conversion or exercise. The terms of our convertible debentures and related warrants restrict the debentureholder from (a) converting the convertible notes if the convertible debentureholder (and its affiliates) would beneficially own in excess of 4.9% of the number of shares of common stock outstanding immediately after giving effect to such conversion and (b) exercising the related warrants if the convertible debentureholder (and its affiliates) would beneficially own in excess of 4.9% of the number of shares of common stock outstanding immediately after giving effect to such exercise. Due to the ownership restriction in the senior secured convertible notes, convertible debentures and warrants, we did not list any of the holders of the notes, debentures or warrants from the January 2006, July 2006 or October 2007 private placement as 5% or greater beneficial owners in this table

2.

A private company owned 1/3 by Mr. Michael S. Studdard, 1/3 by Mr. George D. Barnes and 1/3 by Mr. Tom J. Temples.

3.

Represents 101,200 shares of common stock owned of record by Mr. Williams and 250,000 shares of common stock issuable upon exercise of options exercisable within 60 days held by Mr. Williams.

4.

Represents 10,000 shares of common stock owned of record by Mr. Lande and 200,000 shares of common stock issuable upon exercise of options exercisable within 60 days held by Mr. Lande.

5.

Represents 135,300 shares of common stock owned of David W. Steward and Pam Steward, as joint tenants.

6.

Represents 625,000 shares of common stock owned of record by Mr. Barnes, 1,500,000 shares of common stock owned by Roboco Energy, Inc. of which Mr. Barnes owns 1/3 of the issued and outstanding shares, and 1,370,838 shares of common stock issuable upon exercise of options exercisable within 60 days held by Mr. Barnes.

7.

Represents 61,500 shares of common stock owned of record by Mr. Ling and 1,146,000 shares of common stock issuable upon exercise of options exercisable within 60 days held by Mr. Ling.

8.

Represents 152,500 shares of common stock owned of record by Mr. Punzo, 625,000 shares of common stock owned of record by Panterra Capital Inc., a private company the sole shareholder of which is Mr. Punzo, and 2,980,000 shares of common stock issuable upon exercise of options exercisable within 60 days held by Mr. Punzo.

9.

Represents 1,500,000 shares of common stock owned by Roboco Energy, Inc. of which Mr. Studdard owns 1/3 of the issued and outstanding shares and 1,370,838 shares of common stock issuable upon exercise of options exercisable within 60 days held by Mr. Studdard.

10.

Represents 1,500,000 shares of common stock owned by Roboco Energy, Inc. of which Mr. Temples owns 1/3 of the issued and outstanding shares and 1,370,838 shares of common stock issuable upon exercise of options exercisable within 60 days held by Mr. Temples.

11.

This total counts the 1,500,000 shares of common stock owned by Roboco Energy, Inc. (and included in the share counts for its three shareholders) only once.

12.

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

On July 25, 2006, we entered into a three-year consulting agreement with George D. Barnes, who was appointed our Vice President of Operations and a director on August 21, 2006. This consulting agreement contains the following provisions: a monthly fee of $11,800 ($141,600 annually) during the first year and $17,250 ($207,000 annually) in subsequent years; the grant of stock options to purchase 2,000,000 shares of our common stock at $1.50 per share, which options vest at a rate of 166,667 shares per calendar quarter; and in the event of termination of the agreement by us without cause, severance fees equal to the monthly fees otherwise payable between the date of termination and July 25, 2009.  On November 14, 2007, the stock option was amended to reduce the exercise price from $1.50 to $0.75 and to modify the option expiration date until June 15, 2012.

On July 4, 2006, we granted options to George D. Barnes to purchase 350,000 shares of our common stock at a price of $1.50 per share until June 15, 2009. These options vest at 29,167 shares per calendar quarter commencing July 2006.  On November 14, 2007, the stock option was amended to reduce the exercise price from $1.50 to $0.75 and to modify the option expiration date until June 15, 2012.

On June 1, 2007, we entered into a three-year consulting agreement with Francis K. Ling, who was appointed our Chief Financial Officer and a director on August 29, 2005.  This consulting agreement contains the following provisions: a monthly fee of $11,000 ($132,000 annually), and in the event of termination of the agreement by us, a severance payment equal to $66,000 representing six months of fees.

Director Independence

We have determined that the following individuals who served as our directors during any part of the last completed fiscal year are independent, as that term is defined in Item 407 to Regulation S-B:

Name	Committee Membership
Neil Lande	Audit Committee [1]
Roger D. Williams	None

1 Resigned during March 2008

We have determined that the following individuals who served as our directors during any part of the last completed fiscal year are not independent, as that term is defined in Item 407 to Regulation S-B:

Name	Committee Membership
David Steward	None
John Punzo	None
Michael S. Studdard	None
Francis K. Ling	Audit Committee
George D. Barnes	None
Gordon C. McDougall	None

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

Our Chairman and Chief Executive Officer, David W. Steward, is a director and Vice President of Horseshoe Energy, Inc., which owns a 6% undivided interest in the P.D.C. Ball mineral property (except for the royalty interest received in lieu of the working interest on the portion of the P.D.C. ball property leased to Marathon, which royalty interest was assigned to Sierra Minerals & Royalty).  Mr. Steward is also a 25% partner and his wife and son are the other owners of Sierra Minerals & Royalty, which holds a royalty interest on the portion of the P.D.C. ball mineral property which was leased to Marathon.  In addition, he is a partner in Steward Oil and Gas, LLC which owns interests in oil and gas properties, or provides services to companies who own interests in oil and gas properties in East Texas.

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

Mr. Steward, Mr. Studdard, Mr. Barnes and Mr. Temples have agreed to not accept any work, enter into a contract or accept any obligation that is inconsistent or incompatible with their positions with us, but their fiduciary obligations to these companies may, from time to time, conflict with their obligations to us. The determination of whether a contract or obligation is inconsistent or incompatible with the positions of these individuals with the Company will be within the control of each individual and if any of these individuals have conflicting fiduciary duties to us and to any other entity, we have no assurance that the Company will be given a priority over any other entity in resolving a conflict in fiduciary duties.

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

Our Code of Ethics requires all officers or directors to disclose to us any situation that presents the possibility of a conflict of interests. To the extent that conflicts of interest arise, such conflicts will be resolved in accordance with the provisions of the Oklahoma General Corporation Act (the “OGCA”). Under the OGCA, a transaction between a corporation and an interested director or officer may be protected against challenges based solely on the conflict of interest if (a) the material facts of the interested relationship are disclosed or known and the transaction is approved in good faith by vote of either the majority of the disinterested directors, or the shareholders; or (b) the transaction is fair to the company at the time it is approved.  We will endeavor to resolve such conflicts amicably.

As of December 31, 2007, we owe approximately $48,000 to our directors and officers, or to corporations owned by our directors and officers, in respect of unpaid fees and unreimbursed expenses in the ordinary course of business. The amounts due are unsecured and are without interest and stated terms of repayment.

Item 13.  Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit Number	Description
Exhibit 4.1	Form of Amendment Agreement dated October 31, 2007 (incorporated by reference to Exhibit 4.11 to the Current Report on Form 8-K dated November 6, 2007 (File No. 000-32593))
Exhibit 4.2

Form of Amended and Restated Senior Secured Convertible Note dated October 31, 2007 (incorporated by reference to Exhibit 4.12 to the Current Report on Form 8-K dated November 6, 2007 (File No. 000-32593))

Exhibit 4.3	New Senior Secured Convertible Note dated October 31, 2007 (incorporated by reference to Exhibit 4.13 to the Current Report on Form 8-K dated November 6, 2007 (File No. 000-32593))
Exhibit 4.4	Form of Amended and Restated Series A Warrant dated October 31, 2007 (incorporated by reference to Exhibit 4.14 to the Current Report on Form 8-K dated November 6, 2007 (File No. 000-32593))
Exhibit 4.5	Form of Amended and Restated Series B Warrant dated October 31, 2007 (incorporated by reference to Exhibit 4.15 to the Current Report on Form 8-K dated November 6, 2007 (File No. 000-32593))
Exhibit 4.6	Form of New Series A Warrant/ Other Series A Warrant dated October 31, 2007 (incorporated by reference to Exhibit 4.16 to the Current Report on Form 8-K dated November 6, 2007 (File No. 000-32593))
Exhibit 4.7	Form of New Series B Warrant dated October 31, 2007 (incorporated by reference to Exhibit 4.17 to the Current Report on Form 8-K dated November 6, 2007 (File No. 000-32593))
Exhibit 4.8	Amended and Restated Registration Rights Agreement dated October 31, 2007 (incorporated by reference to Exhibit 4.18 to the Current Report on Form 8-K dated November 6, 2007 (File No. 000-32593))
Exhibit 4.9	Amended and Restated Security Agreement dated October 31, 2007 (incorporated by reference to Exhibit 4.19 to the Current Report on Form 8-K dated November 6, 2007 (File No. 000-32593))
Exhibit 4.10	Amended and Restated Pledge Agreement dated October 31, 2007 (incorporated by reference to Exhibit 4.20 to the Current Report on Form 8-K dated November 6, 2007 (File No. 000-32593))
Exhibit 4.11	Amended and Restated Barnico Guaranty dated October 31, 2007 (incorporated by reference to Exhibit 4.21 to the Current Report on Form 8-K dated November 6, 2007 (File No. 000-32593))
Exhibit 4.12	Amendment and Exchange Agreement dated October 31, 2007 (incorporated by reference to Exhibit 4.22 to the Current Report on Form 8-K dated November 6, 2007 (File No. 000-32593))

Exhibit 4.13	Form of Amended and Restated Secured Convertible Debenture (incorporated by reference to Exhibit 4.23 to the Current Report on Form 8-K dated November 6, 2007 (File No. 000-32593))
Exhibit 4.14	Form of Amended and Restated Warrant (incorporated by reference to Exhibit 4.24 to the Current Report on Form 8-K dated November 6, 2007 (File No. 000-32593))
Exhibit 4.15	Form of Amended and Restated Deed of Trust (incorporated by reference to Exhibit 4.25 to the Current Report on 10-QSB dated November 15, 2007 (File No. 000-32593))
Exhibit 10.1	Wentworth Energy, Inc. 2007 Stock Incentive Plan dated February 16, 2007 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-QSB/A dated November 27, 2007)
Exhibit 10.2

Incentive Stock Option Agreement between Wentworth Energy, Inc. and Francis K. Ling dated April 2, 2007 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-QSB/A dated November 27, 2007)

Exhibit 10.3	Consulting Agreement dated June 1, 2007, between Wentworth Energy, Inc. and Francis K. Ling (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-QSB/A dated November 27, 2007)
Exhibit 10.4	Form of Stock Option Amendment Letter Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on 10-QSB dated November 14, 2007 (File No. 000-32593))
Exhibit 10.5

Consulting Agreement dated November 16, 2007 by and between Wentworth  Energy, Inc. and David Steward (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 19, 2007)

Exhibit 10.6

Stock Option Agreement dated December 13, 2007 by and between Wentworth Energy, Inc. and John Punzo (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated December 19, 2007)

Exhibit 21 *	Subsidiaries
Exhibit 31.1 *	Rule 13a-14a/15d-14(a) Certification by Chief Executive Officer
Exhibit 31.2 *	Rule 13a-14a/15d-14(a) Certification by Chief Financial Officer
Exhibit 32.1 *	Section 1350 Certification by Chief Executive Officer
Exhibit 32.2 *	Section 1350 Certification by Chief Financial Officer
Exhibit 99.2	Press Release dated October 31, 2007 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated November 6, 2007 (File No. 000-32593))

* Filed herewith

Item 14.  Principal Accountant Fees and Services

Audit Fees

The fees to Hein & Associates LLP for the audit of our annual statements and review of the quarterly reports for the fiscal year ended December 31, 2007 are estimated at $224,000. The fees for the audit of the annual statements for the fiscal year ended December 31, 2006 totaled $266,500 and the audit was performed by Hein & Associates LLP. Other fees to Hein & Associates LLP, totaled $74,000 for the acquisition of Barnico Drilling, Inc.

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

WENTWORTH ENERGY, INC.

Date: April 14, 2008

/s/ David W. Steward

David W. Steward, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on its behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2008

/s/ David W. Steward

David W. Steward, Chief Executive Officer and Director

Date: April 14, 2008

/s/ Michael S. Studdard

Michael S. Studdard, President and Director

Date: April 14, 2008

/s/ Francis K. Ling

Francis K. Ling, Chief Financial Officer and Director

Date: April 14, 2008

/s/ George D. Barnes

George D. Barnes, Vice President of Operations and Director

Date: April 14, 2008

_________________

Roger D. Williams, Director

Date: April 14, 2008

_________________

Neil Lande, Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Wentworth Energy, Inc.

Palestine, Texas

We have audited the accompanying consolidated balance sheets of Wentworth Energy, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wentworth Energy, Inc. at December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant recurring losses and has a working capital deficiency. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were  not engaged to examine management’s assertion about the effectiveness of Wentworth Energy, Inc.’s internal control over financial reporting as of December 31, 2007 included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

s/ HEIN & ASSOCIATES LLP
Dallas, Texas
April 11, 2008

Wentworth Energy, Inc.
Consolidated Balance Sheets
December 31, 2007 and 2006
	2007	2006
Assets
Current
Cash	$ 3,641,313	$ 4,445,489
Accounts receivable and accrued receivables	143,988	604,283
Unbilled receivables	16,483	56,625
Employee advances	-	3,708
Note receivable, related party	200,000	300,000
Federal income tax receivable	74,043	133,285
Prepaid expenses	131,831	92,368

Total Current Assets	4,207,658	5,635,758

Long Term
Restricted cash	-	2,676,019
Certificates of deposit – restricted	77,124	25,430
Oil and gas properties (successful efforts):
Royalty interest, net	267,463	294,552
Proved oil and gas properties, net	17,146,829	20,847,589
Unproved oil and gas properties	10,303,076	10,251,718
Equipment, net	3,251,078	6,213,878
Deferred finance costs, net	7,645,986	10,339,842

Total Assets	$ 42,899,214	$ 56,284,786

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.
Consolidated Balance Sheets
December 31, 2007 and 2006 (Continued)
	2007	2006
Liabilities
Current
Accounts payable and accrued liabilities	$ 1,393,953	$ 16,978,975
Convertible debentures payable	-	1,055,000
Discount on convertible debentures payable	-	(945,059)
Senior secured convertible notes payable	-	32,350,000
Discount on senior secured convertible notes payable	-	(32,350,000)
Due to related parties	47,692	47,692
Deferred gain	200,000	300,000
Derivative contract liabilities	23,935,041	95,693,748

Total Current Liabilities	25,576,686	113,130,356

Long Term
Asset retirement obligation	140,115	155,241
Convertible debentures payable	1,418,573	-
Discount on convertible debentures payable	(870,398)	-
Senior secured convertible notes payable	53,776,572	-
Discount on senior secured convertible notes payable	(53,238,806)	-

Total Liabilities	26,802,742	113,285,597

Commitments and contingencies (Note 17)

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value
2,000,000 shares authorized
Nil shares issued and outstanding	-	-
Common stock, $0.001 par value
300,000,000 shares authorized 26,249,764 and
23,782,498 issued and outstanding at December 31,
2007 and 2006, respectively	26,249	23,782
Additional paid in capital	39,549,267	26,605,238
Accumulated Deficit	(23,479,044)	(83,629,831)
Total Stockholders’ Equity (Deficit)	16,096,472	(57,000,811)

Total Liabilities and Stockholders’ Equity (Deficit)	$ 42,899,214	$ 56,284,786

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc,
Consolidated Statements of Operations
For the Years Ended December 31, 2007 and 2006
	2007	2006
Revenue
Drilling revenue	$ 1,038,033	$ 2,864,624
Oil and gas revenue	1,144,769	176,178
Total revenue	2,182,802	3,040,802
Operating Expenses
Production costs	546,722	136,007
Drilling costs	639,491	990,750
Salaries and payroll taxes	1,031,797	1,038,416
Depreciation and depletion	715,178	270,195
Property evaluation costs	296,034	56,390
Impairment of oil and gas properties	4,312,979	204,713
Impairment of equipment	2,670,525	-
Total operating expenses	10,212,726	2,696,471
Gross profit (loss)	(8,029,924)	344,331
Expenses
General and administrative	19,146,881	14,837,543
Depreciation	13,479	-
Interest and finance costs	5,559,820	18,082,828
Total expenses	24,720,180	32,920,371
Loss from operations	(32,750,104)	(32,576,040)

Other Revenue (Expense) Items
Interest income	163,882	134,257
Equity in loss of investment	-	(593,735)
Gain (loss) on derivative contracts	92,706,836	(53,327,685)
Other	30,173	173,053
Total other revenue (expense) items	92, 900,891	(53,614,110)
Income (loss) before income tax benefit	60,150,787	(86,190,150)
Income tax benefit	-	5,206,199

Net income (loss)	60,150,787	(80,983,951)
Deficit, beginning of period	(83,629,831)	(2,645,880)
Deficit, end of period	$ (23, 479,044)	$ (83,629,831)

Basic earnings (loss) per share	$ 2.46	$ (4.16)
Diluted earnings (loss) per share	$ (0.19)	$ (4.16)
Weighted average shares outstanding
Basic	24,407,272	19,483,885
Diluted	176,739,040	19,483,885

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
From December 31, 2005 to December 31, 2007
	Number of Shares	Par Value	Additional Paid in Capital	Treasury Stock	Deficit Accumulated	Total
Balance, December 31, 2005	15,132,111	$ 15,132	$ 2,473,370	$ -	$ (2,645,880)	$ (157,378)
Issuance of common stock for services	247,500	248	323,927	-	-	324,175
Issuance of common stock for payable settlement	408,586	408	546,632	-	-	547,040
Issuance of common stock upon exercise of options	1,021,500	1,021	337,229	-	-	338,250
Issuance of common stock upon exercise of warrants	1,516,622	1,517	1,412,971	-	-	1,414,488
Issuance of common stock for commitment fee	100,000	100	63,900	-	-	64,000
Issuance of common stock to pledge as security for debt	7,758,000	7,758	-	(7,758)	-	-
Issuance of common stock for finders’ fees	74,231	74	61,176	-	-	61,250
Issuance of common stock upon conversion of debt	806,948	807	627,693	-	-	628,500
Issuance of common stock for cash	125,000	125	499,875	-	-	500,000
Issuance of common stock for equity investment	200,000	200	377,800	-	-	378,000
Stock based compensation	-	-	11,077,860	-	-	11,077,860
Reclassification of warrants	-	-	(330,365)	-	-	(330,365)
Issuance of common stock to purchase Barnico Drilling, Inc. and oil and gas mineral interest	4,250,000	4,250	9,263,070	-	-	9,267,320
Cancellation of treasury stock	(7,758,000)	(7,758)	-	7,758	-	-
Cancellation of common stock	(200,000)	(200)	(259,800)	-	-	(260,000)
Issuance of common stock for replacement of cancelled shares	100,000	100	129,900	-	-	130,000
Net loss for the period	-	-	-	-	(80,983,951)	(80,983,951)
Balance, December 31, 2006	23,782,498	23,782	26,605,238	-	(83,629,831)	(57,000,811)
Stock based compensation	-	-	12,627,037	-	-	12,627,037
Issuance of common stock upon exercise of options	220,000	220	79,780	-	-	80,000
Issuance of common stock upon exercise of warrants	1,951,266	1,951	-	-	-	1,951
Issuance of common stock for payable settlement	260,000	260	41,340	-	-	41,600
Options issued for settlement	-	-	159,188	-	-	159,188
Issuance of common stock to purchase Wentworth Oil & Gas Inc	36,000	36	36,684	-	-	36,720
Net income for the period	-	-	-	-	60,150,787	60,150,787
Balance, December 31, 2007	26,249,764	$ 26,249	$ 39,549,267	$ -	$ (23,479,044)	$ 16,096,472

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006
	2007	2006
Cash used in
Operating activities
Net income (loss) for the year	$ 60,150,787	$ (80,983,951)
Adjustments for:
Depreciation and depletion	728,657	270,195
Stock based compensation	12,627,037	11,077,860
Amortization of discount on convertible debentures	642,625	465,288
Equity in loss of investment	-	593,735
Accretion of asset retirement obligation	6,024	9,668
(Gain) loss on derivative contracts	(92,706,836)	53,327,685
Amortization of deferred financing costs	2,185,215	1,331,257
Interest on convertible debentures/notes payable	718,012	-
Impairment of oil and gas properties	4,312,990	204,713
I Impairment of equipment	2,670,525	-
Stock issued for services and other	202,739	324,175
Gain on sales of oil and gas leases	-	(173,053)
Loss on sale of equipment	20,520	-
Deferred income tax benefit	-	(5,206,199)
Change in non-cash working capital items:
Trade accounts and other receivables	563,387	(233,528)
Note receivable	100,000	-
Prepaid expenses	(39,463)	(25,373)
Accounts payable and accrued liabilities	986,511	15,368,428
Deferred revenue	(100,000)	(224,731)
Due to related parties	36,720	4,140
Net cash used in operating activities	(6,894,550)	(3,869,691)

Investing activities
Investment in Redrock Energy, Inc.	-	(5,468)
(Increase) decrease in restricted cash	2,676,019	(2,676,019)
Oil and gas property purchase and additions	(1,431,310)	(2,759,445)
Proceeds from sale of oil and gas property interest	100,000	2,676,018
Proceeds from sale of oil and gas leases	-	300,000
Purchase of certificate of deposit	(51,694)	(25,430)
Acquisition of P.D.C. Ball oil and gas properties, and Barnico Drilling, Inc., net of cash balance acquired	-	(22,052,558)
Equipment purchases	(282,641)	(547,636)
Net cash provided by (used in) investing activities	1,010,374	(25,090,538)

Wentworth Energy, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2007 and 2006 (Continued)
	2007	2006

Financing activities
Proceeds from notes payable	-	500,000
Proceeds from senior secured convertible notes and convertible debentures payable, net of related costs	5,000,000	30,724,797
Share subscription payable	-	(1,500)
Common stock issued for cash, including exercise of options	80,000	2,075,024
Net cash provided by financing activities	5,080,000	33,298,321

Increase (decrease) in cash	(804,176)	4,338,092

Cash, beginning of period	4,445,489	107,397

Cash, end of period	$ 3,641,313	$ 4,445,489

Supplemental cash flow information
Interest paid	$ 705,693	$ 580,510
Income taxes paid	$ -	$ 259,575

Supplemental non-cash information (Note 13)

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007

1.  Nature of Operations

The Company was incorporated as a blank check company under the laws of the State of Oklahoma on October 31, 2000. Effective on September 16, 2002, the Company acquired all of the shares of stock of FHW, Inc. an Oklahoma corporation ("FHW") which provided consulting services to businesses primarily in the nature of finance, bank lending and other forms of corporate finance. The Company discontinued these operations during the fourth fiscal quarter of 2003 and remained inactive until February 23, 2005 when a new board of directors was appointed and it commenced operations as an oil and gas exploration and development company.

On February 24, 2005, the Company changed its name from Avondale Capital I Corp. to Wentworth Energy, Inc. Effective May 12, 2005, the Company completed the acquisition of Wentworth Oil & Gas, Inc., a private Nevada corporation.   Wentworth Oil & Gas, Inc. was identified as the acquirer and, accordingly, the consolidated entity was considered to be the continuation of Wentworth Oil & Gas, Inc. with the net assets of Wentworth Energy, Inc. deemed to have been purchased by Wentworth Oil & Gas, Inc., at fair value, through the issuance of capital. Wentworth Oil & Gas, Inc. was incorporated on July 21, 2004 and accordingly operations have been presented from that date.

In July 2006, the Company acquired a 90% mineral rights interest known as the P.D.C. Ball mineral property covering 27,557 gross acres from Roboco Energy, Inc. (“Roboco”) contemporaneously with the acquisition of Barnico Drilling, Inc. (“Barnico”), for $31.9 million, which included cash and issuance of Wentworth’s stock.  Barnico is an East Texas-based drilling contractor with two drilling rigs. See Note 5 for additional information regarding the acquisition of Barnico and the P.D.C Ball mineral property from Roboco.  The acquisition was funded through the issuance of $32.4 million of senior secured convertible notes. See Note 8 for additional information regarding the senior secured convertible notes. With the acquisition of Barnico, an established drilling company, Wentworth was no longer considered to be in the exploration stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

2.  Significant Accounting Policies

a)  Going concern

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern. Accordingly, they do not give effect to adjustments that would be necessary should the Company be unable to continue as a going concern, and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements.  However, the Company has incurred significant, recurring losses from operations and has a working capital deficiency.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon achieving profitable operations, maintaining compliance with the terms of the amended debt agreements with its senior secured convertible noteholders and injection of additional capital.    The outcome of these matters cannot be predicted at this time.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007

2.  Significant Accounting Policies (continued)

b)  Consolidation

These consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries, Wentworth Oil & Gas, Inc. and Barnico Drilling, Inc. Wentworth Oil & Gas, Inc. was dissolved in October 2007. All significant inter-company transactions have been eliminated in consolidation.

c)  Oil and gas activities

The Company follows the successful efforts method under which lease acquisition costs and intangible drilling and development costs on successful wells, development dry holes and asset retirement costs are capitalized. Costs of drilling exploratory wells are initially capitalized, but charged to expense if and when a well is determined to be unsuccessful.

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

Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization base until proved reserves are discovered.  Once proved reserves are discovered, the costs are reclassified to proved properties. Unproved oil and gas properties that are individually significant are assessed at least annually for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Capitalized costs of proved oil and gas properties are depreciated and depleted on a field basis by the units-of-production method based on proved reserves as estimated by an independent petroleum engineering firm. Support equipment and other property and equipment are depreciated over their estimated useful lives.

Management performs a review for impairment of proved oil and gas properties on a field basis annually or more frequently when circumstances indicate that the carrying value may not be recoverable.  To determine if a proved field is impaired, it compares the carrying value of the field to the undiscounted future net cash flows.  If undiscounted cash flows are less than the carrying value, then the asset is written down to fair value.  The values management uses for the undiscounted future net cash flows and fair value of a proved field are determined using the undiscounted and discounted future net revenue calculations, respectively, provided by an independent petroleum engineering firm.  The Company’s carrying values for a portion of the undeveloped P.D.C. Ball mineral property and the Polk County well exceeded their fair values, resulting in total impairment charges of $4.3 million during 2007.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007

2.  Significant Accounting Policies (continued)

c)  Oil and gas activities (continued)

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

See Note 5 for information regarding acquisitions and sales of properties.

d)  Equity investments

The Company used the equity method of accounting for its 23.5% investment in Redrock Energy, Inc. (formerly Wentworth Oil Sands, Inc.).The investment in Redrock Energy, Inc. consisted of capital contributions less the Company’s proportionate share of net losses for the year ended December 31, 2006. The Company wrote down its investment $0.6 million to zero in 2006.

e)  Cash and cash equivalents

For the purpose of reporting cash flows the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

f)  Accounts receivable

As of December 31, 2007, the Company’s accounts receivable primarily consist of oil and natural gas proceeds receivable. Accounts receivable at December 31, 2006 consisted of both oil and natural gas proceeds receivable and drilling contract receivables.  The Company requires no collateral for such receivables, nor does it charge interest on past due balances. Management periodically review accounts receivable for collectability and reduce the carrying amount of the accounts receivable by an allowance. No such allowance was necessary at December 31, 2007 or December 31, 2006.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007

2.  Significant Accounting Policies (continued)

g)  Unbilled receivables and revenue recognition

The Company utilizes the accrual method of accounting for natural gas and crude oil revenues whereby revenues are recognized as the Company's entitlement share of the oil that is produced and delivered to a purchaser based upon its working interest in the properties.  It uses the sales method to account for gas imbalances.  Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers.  The Company’s gas imbalances for 2007 and 2006 were insignificant.

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

h)  Major customers and concentration of credit risk

The Company had gas sales to one customer which accounted for approximately 33% of the total sales for the year ended December 31, 2007.  Gas sales in 2006 accounted for less than 10% of the Company’s total sales.  In addition, drilling revenue from two customers approximated 26% and 13% of the Company’s total sales for the year ended December 31, 2007. For the year ended December 31, 2006, one drilling customer accounted for approximately 90% of the Company’s total sales.

The Company maintains its deposits primarily in two financial institutions, which at times may exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”) of $100,000.  At December 31, 2007 and 2006, the Company had approximately $490,000 and $566,000 of uninsured deposits, respectively. The Company has a sweep account in which the balance is invested daily in high-interest earning Eurodollar deposit accounts.  The balance for the sweep account was approximately $3.3 and $6.6 million at December 31, 2007 and 2006, respectively.  The Eurodollar deposits are not insured by the FDIC.  The Company has not experienced any losses with respect to uninsured balances.

i)  Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful lives of assets, which range from five to twenty years. Gains and losses on sales and retirements of property and equipment are reflected in income.  Depreciation expense was $454,396 and $210,859 for the years ended December 31, 2007 and 2006, respectively.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007

2.  Significant Accounting Policies (continued)

j)  Deferred finance costs

Finance costs with respect to the 12% convertible note totaling $40,000 were being expensed using the interest method over the life of the note.  These costs were fully amortized during 2006.

Finance costs with respect to the 10% convertible debentures totaling $0.3 million were recorded January 12, 2006, and are being expensed using the interest method over the remaining months until maturity of the debentures on January 11, 2009. The Company also recorded a discount for the convertible debentures, as described in Note 9. Amortization expense for the years ended December 31, 2007 and 2006 was $61,000 and $134,000, respectively.

Finance costs with respect to the 9.15% senior secured convertible notes totaling $11.2 million were originally recorded July 25, 2006, and are being expensed using the interest method over the remaining months until maturity of the notes. The maturity date of the convertible notes was extended from July 2009 until October 2010 as a result of the debt restructuring described in Note 8. The Company also recorded a discount for the senior secured convertible notes as described in Note 8. Amortization expense for the years ended December 31, 2007 and 2006 was $2.6 million and $1.1 million, respectively.

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

l)  Earnings (loss) per share

Basic earnings (loss) per share has been calculated based on the weighted average number of common shares outstanding during the period. The Company uses the treasury stock method of calculating diluted per share amounts whereby any proceeds from the exercise of stock options or other dilutive instruments are assumed to be used to purchase common shares at the average market price during the period. The dilutive effect of convertible securities is reflected in diluted earnings (loss) per share by application of the if-converted method. Under this method, conversion shall not be assumed for the purposes of computing diluted loss per share if the effect would be anti-dilutive. For the period ended December 31, 2007 the Company had approximately 69,598,581 potentially dilutive shares which are included in the calculation of earnings per share, and 129,030,517 shares that were excluded in the calculation of earnings per share, as their effect would be anti-dilutive.  For the period ended December 31, 2006 the Company had approximately 31,942,038 potentially dilutive shares which are not included in the calculation of loss per share, because the effect would be anti-dilutive.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007

2.  Significant Accounting Policies (continued)

l)  Earnings (loss) per share (continued)

The following is an illustration of the reconciliation of the numerators and denominators of the basic and diluted earnings per share for the year ended December 31, 2007:

	Income	Shares	Per-Share Amount
Basic earnings per share
Net income	$ 60,150,787	24,407,272	$ 2.46
Effect of dilutive securities
Options	-	1,008,394
Warrants	-	59,733,258
Convertible debentures and notes	(92,892,779)	91,590,116
Diluted earnings per share
Net income plus assumed conversions	$ (32,741,992)	176,739,040	$ (0.19)

m)  Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenditures during the reporting period. Significant areas requiring the use of management estimates relate to the determination of impairment of oil and gas property costs, stock based compensation and derivative contract liabilities. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Actual results could differ materially from those reported.

n)  Stock based compensation

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payments,” upon inception on July 21, 2004 and accordingly, the cost of employee services received in exchange for equity instruments is measured at fair value at the grant date. Equity instruments issued to non-employees are also accounted for under the provisions of SFAS No. 123 (revised 2004) and Emerging Issues Task Force (“EITF”) 96-18. During the years ended December 31, 2007 and 2006, the Company recognized aggregate compensation expense of $12.6 million and $11.1 million, respectively, related to outstanding common stock options.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007

2.  Significant Accounting Policies (continued)

o)   Income taxes

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109, “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

p)  Asset retirement obligations

The fair value of the statutory, contractual or legal liability associated with the retirement and reclamation of tangible long-lived assets is recorded when a reasonable estimate of fair value can be made, with a corresponding increase to the carrying amount of the related assets. The increase to capitalized costs is amortized to earnings on a basis consistent with amortization of the underlying assets. Subsequent changes in the estimated fair value of the asset retirement obligations are capitalized and amortized over the remaining useful life of the underlying asset. The asset retirement obligations are carried on the Consolidated Balance Sheet at their discounted present value and are accreted over time for the change in their present value, with this accretion charge included in amortization. Actual expenditures incurred are charged against the accumulated obligation with the resulting difference recognized in income as a gain or loss. See Note 11 for additional information concerning the Company’s asset retirement obligation.

q)  Financial instruments

All significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. The Company’s financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, convertible debt and derivative liabilities. The carrying values of these instruments, except for the derivative liabilities, are considered to approximate their respective fair values because of the short maturity of these instruments. The fair value of the derivative liabilities was determined using the Black-Scholes option pricing model.

r)  Comprehensive income

Under SFAS No. 130, “Reporting Comprehensive Income,” the Company is required to record certain gains and losses as a component of Stockholders' Equity, with the current changes in the component balances comprising the balance sheet figure disclosed in a separate statement or in a financial statement note. The net income is the same as the comprehensive income for 2007 and 2006.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007

2.  Significant Accounting Policies (continued)

s)  Impairment of long-lived assets

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

The Company recorded impairment charges related to capitalized costs of oil and gas properties of $4.3 million and $0.2 million for the years ended December 31, 2007 and 2006, respectively.  In addition, the Company recorded an impairment charge of $2.7 million on drilling equipment during 2007.  There was no equipment impairment recorded in 2006.

t)  Recent accounting pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133 with the intent to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and the related hedged items are accounted for under FASB Statement No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for financial statements issued for years and interim periods beginning after November 15, 2008.  The effect of adopting SFAS 161 is not expected to have a significant effect on the Company’s reported financial position or earnings.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”).  SFAS No. 141(R), among other things, establishes principals and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited.  This standard will change the Company’s accounting treatment for business combinations on a prospective basis.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007

2.  Significant Accounting Policies (continued)

t)  Recent accounting pronouncements (continued)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS No. 160”).  SFAS No. 160 establishes accounting and reporting standards for non-controlling interests in a subsidiary and for the deconsolidation of a subsidiary.  Minority interests will be recharacterized as non-controlling interests and classified as a component of equity.  It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. This statement is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited.  The Company is currently evaluating the requirements of SFAS No. 160 and has not yet determined the impact of adoption, if any, on its financial position, results of operations or cash flows.

In September 2006, Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), was issued.  SFAS No. 157 provides guidance for using fair value to measure assets and liabilities.  It applies whenever other standards require or permit assets or liabilities to be measured at fair value, but it does not expand the use of fair value in any new circumstances.  The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The effect of adopting SFAS No. 157 is not expected to have a significant effect on the Company’s reported financial position or earnings, but it will require additional disclosure on its derivative instruments when adopted.

In February 2007, Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”) was issued.  SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value.  The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent report date.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The effect of adopting SFAS No. 159 has not been determined, but it is not expected to have a significant effect on reported financial position or earnings.

u) Reclassifications

Certain reclassifications have been made to the prior year financial statements in order for them to be in conformity with the current year presentation.

3.  Royalty Interests

The Company acquired oil and gas royalty interests in Freestone County, Anderson County and Jones County, Texas in 2006. The royalty interest was purchased as part of the 27,557 gross acres of oil and gas fee mineral rights described in Note 5. The royalty interest was recorded at its initial estimated relative fair value of $0.4 million.  Depletion of approximately $27,000 and $59,300 has been recorded for the years ended December 31, 2007 and 2006, respectively on the royalty interests.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007

4.  Joint Operating Agreement

In November 2006, the Company signed two three-year Oil & Gas Mineral Leases and a Joint Operating Agreement with Marathon Oil Company and its affiliate (together, “Marathon”) to explore approximately 9,200 acres of the P.D.C. Ball mineral property in Freestone County, Texas. The agreements give Marathon the right to drill deep gas wells on the property (below 8,500 feet) and the opportunity, but not obligation, to partner with the Company on drilling upper zones (above 8,500 feet) on a 50/50 basis. The Company retained a 21.5% royalty interest in any revenue generated from the property below 8,500 feet and a 23% royalty interest in any revenue generated from the property above 8,500 feet. In addition, Barnico will be the drilling contractor under the joint operating agreement on any wells drilled from the surface to approximately 8,500 feet. As part of the agreement, the Company acquired a seismic license giving it access to all seismic data collected during Marathon’s lease term.

5.  Oil and Gas Properties

Properties Acquired

P.D.C. Ball – Anderson, Freestone, and Jones Counties, Texas

As described in Note 1, on July 26, 2006, the Company completed its acquisition of 100% of Barnico Drilling, Inc.’s voting stock and the P.D.C. Ball oil and gas mineral interests.  The P.D.C. Ball mineral interests were purchased from Roboco Energy, Inc. and comprised a 90% interest in oil and gas fee mineral rights on 27,557 gross acres in Anderson County, Freestone County and Jones County, Texas.  The acquisition was accounted for as a purchase and the acquisition costs were allocated to assets acquired and liabilities assumed based on estimates of their relative fair values.  The P.D.C. Ball oil and gas mineral properties and Barnico Drilling, Inc. acquisitions were accounted for as one transaction because the Company could not have completed one without the other, and one individual was a principal in each vendor-company.

Total consideration for the acquisition of the P.D.C Ball mineral rights and Barnico was $22.7 million cash and 4.3 million common shares of the Company’s stock at a price of $2.18 per common share, or $9.3 million, net of finder’s fees to unrelated third parties.  The purchase price was funded by the issuance of $32.4 million in senior secured convertible notes and Series A and Series B Warrants to purchase 46,214,286 and 16,175,000 shares of common stock, respectively, in a private placement. See additional information regarding the private placement in Note 8, “Senior Secured Convertible Notes Payable.”

Total costs capitalized on the P.D.C. Ball mineral interest for the year ended December 31, 2006 were $28.9 million, including acquisition, exploration costs, and deferred tax and deducting $2.7 million proceeds from leasing portions of the minerals rights to Marathon.  The total capitalized costs increased to $30.0 million from $28.9 million during 2007.  The Company’s costs in the P.D.C. Ball minerals predominantly relate to the proved undeveloped reserves.  Therefore, due to the lack of available resources to fund further development, it recorded an impairment charge of $2.6 million at December 31, 2007 for the excess of the carrying value over the fair market value.  The fair market value was based on the discounted future net cash flows from its January 1, 2008 reserve report, as adjusted for industry risk factors management believes to be appropriate in the circumstances.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007

5.  Oil and Gas Properties (continued)

Properties Acquired (continued)

P.D.C. Ball – Anderson, Freestone, and Jones Counties, Texas

Barnico Drilling, Inc. is an East Texas-based drilling contractor with two drilling rigs. Due to the recent increase in oil and gas prices, there had been a significant increase in drilling activity, resulting in a high demand for drilling contractors. Management believed this demand had caused shortages in available drilling rigs and a significant increase in contract rates. This acquisition was made to control drilling cost and to meet management’s drilling schedule.  Due to a lack of capital and uncertainty of the debt restructuring with its principal lenders, the Company halted its drilling activities during 2007.  Management is seeking to recover all or part of the Company’s investment in Barnico through other strategic opportunities, including a possible sale of Barnico or its assets.  As a result of these circumstances the Company recognized an impairment charge of $2.7 million for the excess of the carrying value of the equipment over its fair market value as determined by an independent appraisal.

The Company’s 2006 consolidated results of operations incorporated Barnico Drilling, Inc.’s activity from the acquisition date.

The following pro forma information is presented as if the acquisition of Barnico Drilling, Inc. and the P.D.C. Ball mineral property had occurred at the beginning of 2006:

Year Ended
December 31, 2006
Total revenue	$ 6,366,653
Operating expenses	6,023,041
General and administrative	15,240,842
Finance cost	32,983,443
Equity loss on investment	593,735
Loss on derivative contracts	56,076,710
Deferred tax benefit	(5,206,199)
Total expenses	105,711,572
Net loss	$ (99,344,919)
Net loss per share	$ (4.54)

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007

5.  Oil and Gas Properties (continued)

Properties Acquired (continued)

P.D.C. Ball – Anderson, Freestone, and Jones Counties, Texas

The following is a summary of allocation of assets and liabilities from the purchase of Barnico Drilling, Inc. and the P.D.C. Ball mineral property:

Purchase price:
Cash	$ 22,660,000
Wentworth Energy, Inc. stock	9,267,320
$ 31,927,320
Allocation:
Royalty interests	$ 353,888
Unproved properties	30,718,924
Barnico’s drilling rigs and equipment	5,882,000
Barnico’s cash	354,669
Deferred tax liability	(5,206,199)
Other assets and liabilities	(175,962)
$ 31,927,320

Properties Sold

Archer, Wichita, Pecos and McMullen Counties, Texas

During 2006, the Company acquired a 75% working interest in the Pecos County property covering approximately 130 acres in Pecos County, Texas for approximately $75,000 in cash.    Capitalized costs for this property in 2006 totaled $0.2 million.  In December 2006, the Company completed the sale of this property and three others in Archer County, Wichita County and McMullen County, Texas, to Exterra Energy, Inc. (formerly Green Gold, Inc.), which, subsequent to the sale, engaged a then-current Wentworth director as its Chief Executive Officer. Because of the relatively small size and low production levels of these properties, and because they are scattered across north-central, western and southern Texas, the Company concluded that these properties were not economically viable. The sale generated proceeds, net of selling costs, of approximately $0.6 million, of which $0.3 million was originally paid in cash and the remainder is to be paid to the Company pursuant to a promissory note secured by a mortgage on the properties. The promissory note bears interest at 10% per year and was originally due in full on or before November 1, 2007. The Company realized a gain on sale of $0.2 million.  The note was amended in 2007 to require a payment of $0.1 million in 2007 and monthly payments of $50,000 in 2008 with the last payment due in April 2008 to include all accrued interest.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007

6. Equipment

Property and equipment consist of the following:

	Cost	Accumulated Depreciation	Allowance for Impairment	December 31, 2007 Net Book Value
Rigs and equipment	$ 6,078,953	$ 574,058	$ 2,670,525	$ 2,834,370
Vehicles	220,489	51,301	-	169,188
Office equipment and furniture	51,379	12,062	-	39,317
Construction equipment	233,500	25,296	-	208,204
	$ 6,584,321	$ 662,717	$ 2,670,525	$ 3,251,079

	Cost	Accumulated Depreciation	Allowance for Impairment	December 31, 2006 Net Book Value
Rig and equipment	$ 5,923,845	$ 180,376	$ -	$ 5,743,469
Vehicles	220,489	18,375	-	202,114
Office equipment and furniture	45,670	1,145	-	44,525
Construction equipment	233,500	9,730	-	223,770
	$ 6,423,504	$ 209,626	$ -	$ 6,213,878

7. Demand Note Payable

During 2006, the Company borrowed $0.5 million that was due on demand, with interest at 10% per annum. The note was uncollateralized. The loan was repaid by an issuance of 357,143 shares of common stock on September 6, 2006.

8. Senior Secured Convertible Notes Payable

On July 25, 2006, the Company issued 9.15% senior secured convertible notes (the “convertible notes”) with a principal amount totaling $32.4 million, and Series A and Series B warrants to purchase, respectively, 46,214,287 and 16,175,000 shares of the Company’s common stock until July 25, 2011 at an initial price of $1.40 a share.  The Series B warrants were exercisable only if the Company required the holders to convert the senior secured convertible notes.

Interest was payable quarterly and principal was due in twenty-five equal installments beginning in July 2007.  The notes were convertible into common stock at the holders’ option at an initial rate of $1.40 per share and interest and principal could be paid in common stock at a discount to market value, as described in the agreement.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007

8. Senior Secured Convertible Notes Payable (continued)

The Company analyzed the convertible notes and the related warrants pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”. This provision results in a bifurcation of the conversion feature and the related warrants from the debt and requires accounting for these instruments as a derivative contract liability with changes in fair value recorded in the Consolidated Statements of Operations.

Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” EITF 00-27 “Application of Issue No 98-5 to Certain Convertible Instruments,” EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” the original fair value of the embedded beneficial conversion feature in the convertible notes and in the associated warrants of $146.0 million was recorded as a derivative contract liability because the debt is considered non-conventional convertible debt. The initial liability was attributed $8.2 million to deferred financing costs, $32.4 million as a discount to the senior secured convertible notes and $105.4 million as loss on derivatives.  In addition, the Company is required to report the derivative contract liability at fair value and record the fluctuation to the fair value of the derivative contract liability to current operations.  The change in the fair value of the derivative contract liability resulted in a non-cash gain of $89.3 million for year ended December 31, 2007 and resulted in a non-cash loss of $50.7 million for the year ended December 31, 2006. During 2007, the difference between the change in the balance of the derivative liability and the amount recognized as gain on derivatives is due to an additional $20.9 million of derivative liability being attributed to debt discount relating to the restructuring of the debt as described below.  The fair value of the derivative contract liability outstanding as of December 31, 2007 and December 31, 2006 was $23.1 million and $91.5 million, respectively.

The Company was required to file a registration statement for the resale of the number of shares of its common stock equal to 130% of the number of shares issuable upon conversion of the senior secured convertible notes, the payment of interest on, and principal of, the convertible notes, and upon exercise of the warrants.  The registration statement was required to be declared effective by November 7, 2006.  The Company was unable to complete the registration by that date and was, therefore, required to pay, beginning on the date of the failure, and on every 30th day thereafter until such failure is cured, liquidated damages to the investors of 1.5% of the aggregate purchase price of the senior secured convertible notes accruing from the 165th day following the date of the Purchase Agreement.  The Company obtained a waiver and extension to January 5, 2007.  The Company recorded $14.7 million of penalties and interest as of December 31, 2006 related to the default.

The Company was in default of the terms of its agreements with investors, specifically the registration requirement, during 2007; therefore, the investors had the right to cause the senior secured convertible notes to be due and payable immediately

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007

8. Senior Secured Convertible Notes Payable (continued)

However, on October 31, 2007, the Company restructured their convertible notes.  As a result of the restructuring, the aggregate principal balance of the amended and restated convertible notes increased to $53.8 million, which included approximately $16.4 million of accrued penalties and interest on the original convertible notes and additional cash proceeds of $5.0 million. Management classified this debt and the related discount as long-term liabilities in the December 31, 2007, Consolidated Balance Sheet due to the restructuring.

The amended and restated convertible notes (referred to hereafter as the “convertible notes”) are convertible into shares of the Company’s common stock at a conversion price of $0.65 per share, subject to anti-dilution adjustments.  The convertible notes have a maturity date of October 31, 2010, subject to the right of the holders to extend the maturity date to a date that is not later than October 31, 2012.   The Company’s obligations under the convertible notes are secured by a security interest in substantially all of the assets of the Company and its wholly-owned subsidiary, Barnico Drilling, Inc.

The convertible notes bear an interest rate of 9.15% per annum, subject to increase in an event of default to 15% per annum if a default is not cured.  Interest accrues on the convertible notes commencing on April 1, 2008 and is payable quarterly and may, at the Company’s option if certain “Equity Conditions” are satisfied, be paid by the issuance of the Company’s common stock.  Any shares of common stock used to pay interest will be valued at the lower of (1) the then applicable conversion price of the convertible notes and (2) 82.5% of the arithmetic average of the weighted average price of the common stock for the five trading days preceding the interest payment date.

The holders of the convertible notes also agreed to irrevocably waive any and all breaches, defaults or events of default by the Company, any fees, charges and penalties arising prior to the date of the amending agreements, and to withdraw any and all existing event of default redemption notices given to the Company in connection with the original convertible notes.

Pursuant to SFAS 15, “Accounting for Debtors and Creditors for Troubled Debt Restructuring”, the transaction was accounted for as a troubled debt restructuring.  However, there was no gain recognized as there were no concessions made to reduce the future cash flows payable.

The restructuring also resulted in a $27.1 million increase in the fair value of the derivative contract liability.  Of this increase, $20.9 million was attributed to the debt discount (the difference between the balance of the original discount and the new face value of $53.8 million) and $6.2 million as a loss on the derivative contract liability.  The loss recognized represents the excess of the fair market value of the conversion feature and warrants over the principal balance of the convertible notes.  The accounting applied as a result of the restructuring is pursuant to the same provisions applied in the original accounting for the embedded derivative liability.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007

8. Senior Secured Convertible Notes Payable (continued)

The holders of the convertible notes may require the Company to redeem a principal amount equal up to one-third of the original principal amount of the convertible notes plus accrued and unpaid interest and late charges, if any, within 15 days after October 31, 2008 or October 31, 2009.  The Company may require the holders to return a principal amount equal up to one-third of the original principal amount of the convertible notes if certain Equity Conditions are satisfied, within 15 days after October 31, 2008 or October 31, 2009.  Upon receipt of a partial redemption notice by the holders, the Company may require the holders to return the full principal amount of the convertible notes if no event of default has occurred and is continuing.

The Amended and Restated Series A Warrants, Amended and Restated Series B Warrants, New Series A Warrants, New Series B Warrants and Other New Series A Warrants (collectively, the “warrants”) related to the convertible notes entitle the holders thereof to purchase up to an aggregate of 68,545,554 shares of the Company’s common stock in respect of the Series A Warrants, 17,925,524 shares of the Company’s common stock in respect of the Series B Warrants, and 2,021,429 shares of the Company’s common stock in respect of the Other New Series A Warrants for a period of seven years, at an exercise price of $0.65 per share, in the case of the Amended and Restated Series B Warrants and the New Series B Warrant, and $0.001 per share, in the case of the Amended and Restated Series A Warrants, the New Series A Warrants and the Other New Series A Warrants.  In November 2007, holders exercised Amended and Restated Series A Warrants to purchase 953,766 shares of the Company’s common stock, and subsequent to the end of the year, exercised Amended and Restated Series A Warrants and Other New Series A Warrants to purchase 805,070 shares of the Company’s common stock.

Registration of the warrant shares is no longer required.  The increase in the number of warrant shares and the change in the exercise prices are included in the computation of the fair market value derivative contract liability.

The convertible notes contain various covenants including, among other things, covenants limiting the incurrence of indebtedness or liens, limiting capital expenditures, limiting the payment of dividends, reserving shares equal to 130% of the number of shares of common stock issuable upon conversion of the convertible notes, as well as provisions governing change of control transactions.  Upon a change of control transaction, holders of the convertible notes may require the Company to repurchase the convertible notes at a purchase price of 120% or more of the principal amount of the convertible notes being redeemed.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007

8. Senior Secured Convertible Notes Payable (continued)

The Amended and Restated Registration Rights Agreement requires the Company to file an initial registration statement for the resale of a number of shares of common stock equal to 33.33% (or such greater or lesser percentage or amount as is permitted by the SEC) of the issued and outstanding common stock of the Company that is not beneficially owned by affiliates of the Company.  The registration statement must be declared effective by the SEC by April 30, 2008 and must remain effective and available for use until the earlier of the date the Investors can sell all of the securities covered by the registration statement.  However, management has negotiated a 60-day extension, which would make the effectiveness deadline June 30, 2008.  If the Company fails to meet the deadline for the effectiveness of the registration statement or, subject to certain “grace periods”, if the registration is unavailable after it becomes effective, the Company is required to pay liquidated damages of 1.0 percent of the product of the number of securities included in the registration statement and the greater of (i) the weighted average price of the Company’s common stock during the 20 trading days preceding the payment date and (ii) the conversion price of the convertible notes.  Any liquidated damages arising from failure of the registration statement to be declared effective will begin accruing 140 days from the date of the issuance of the Notes.

9. Convertible Debentures Payable

On January 12, 2006, the Company issued 10% secured convertible debentures (the “debentures”) with a principal amount of $1.5 million and warrants to purchase 1,500,000 shares of the Company’s common stock until January 12, 2011.  One-third of the warrants were exercisable at a price of $0.60 per share, one-third at $0.80 per share and the remaining one-third at $1.00 per share.

The debentures were due and payable on January 11, 2009.  The principal and accrued interest on the debentures could, at the option of the holder during the term of the debentures, be converted into shares of the Company’s common stock at a rate of the lesser of $0.65 per share or 85% of the lowest volume-weighted average price of the Company’s common stock during the 15 trading days preceding the conversion date.  The investor agreed to restrict its ability to convert the debentures to an amount less than 5% of the then-issued shares of common stock in the Company.  In addition, the investor will not convert more that $150,000 of the principal in any 30-day period.  The convertible debenture was collateralized by 7,758,000 shares of the Company’s treasury stock held in escrow.  The collateral treasury shares were released and cancelled in July 2006.

In connection with these debentures the Company recorded a $1.5 million debt discount due to the value of the equity consideration and beneficial conversion feature of the financing, pursuant to the guidance issued by the Emerging Issues Task Force (“EITF”). The debt discount is being amortized using the interest method over the life of the related debentures and $0.1 million was expensed during year ended December 31, 2007, and $0.4 million was expensed during the year ended December 31, 2006.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007

9. Convertible Debentures Payable (continued)

Because the debentures and the related warrants have a feature wherein the conversion price and exercise price resets there is a potential that the Company may not have enough shares to settle the exercise in shares.  The debentures and the related warrants were analyzed pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. This provision results in a bifurcation of the conversion feature and the related warrants from the debt and requires accounting for these instruments as a derivative contract liability with changes in fair value recorded in the Consolidated Statements of Operations.

Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” EITF 00-27 “Application of Issue No 98-5 to Certain Convertible Instruments,” EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,”  the original fair value of the embedded beneficial conversion feature and freestanding warrants of $2.4 million was recorded as a derivative contract liability, because the debt is considered non-conventional convertible debt.  In addition, the Company is required to report the derivative contract liability at fair value and record the fluctuation to the fair value of the derivative contract liability to current operations. The change in the fair value of the derivative contract liability resulted in a non-cash gain of $3.6 million of the year ended December 31, 2007 and a non-cash loss of $2.6 million for the year ended December 31, 2006. The fair value of the derivative contract liability outstanding as of December 31, 2007 and December 31, 2006 was $0.7 million and $4.2 million, respectively.

The Company was required to file a registration statement for the convertible debentures but was unable to meet the effectiveness date of the registration statement (which deadline was the same as that which applied to the senior secured convertible notes).  Failure to meet the registration requirement required the Company to pay, but it did not pay, either in cash or common stock, liquidated damages of two percent of the liquidated value of the debentures with three business days of such failure and every 30-day period thereafter until such failure is cured.  Any liquidating damages begin accruing on the date of any such failure.

The Company was in default of the terms of its agreements with the debenture holders, specifically the registration requirement, during 2007; therefore, the debenture holder had the right to demand repayment.  However, on October 31, 2007 the Company restructured the debenture agreements.  As a result of the restructuring, the principal balance of the payable increased by approximately $0.4 million.  This amount represented interest and penalties on the debentures accrued through the date of the restructuring.  Management classified this debt and the related discount as long-term liabilities in the December 31, 2007 Consolidated Balance Sheet due to the restructuring.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007

9. Convertible Debentures Payable (continued)

An Amendment and Exchange Agreement (the “Agreement”) was entered into with the debenture holder whereby the debenture holder irrevocably waived any and all breaches, defaults or events of default by the Company, and any fees, charges and penalties in connection with any such breaches, defaults or events of default prior to the date thereof.  In addition, the registration rights agreement was terminated, thereby eliminating the Company’s obligation to register the shares of common stock underlying the convertible debentures and warrants.

The amended and restated convertible debentures (hereinafter referred to as the “debentures”) have an aggregate principal amount of $1,418,573, a maturity date of January 11, 2009 and bear interest at a rate of 10% per annum commencing October 31, 2007.  The Company’s obligations under the debentures are secured by a security interest in substantially all of the Company’s assets; however, that security interest is subordinated to the security interest created under the security agreement in favor of the holders of the senior secured convertible notes as described in Note 8.

The debentures are convertible at the option of the debenture holder into shares of the Company’s common stock at a conversion price of $0.65 per share until April 30, 2008 and thereafter at a price per share equal to the lower of $0.65 or 85% of the lowest volume weighted average daily closing price of the Company’s common stock during the 15 trading days immediately preceding the conversion date, subject to anti-dilution adjustments.

The Company also amended the exercise price of the related warrants to $0.001 per share.  In November 2007, the holder exercised Amended and Restated Warrants to purchase 997,500 shares of the Company’s common stock.

Pursuant to SFAS 15, “Accounting for Debtors and Creditors for Trouble Debt Restructuring”, this transaction was accounted for as a troubled debt restructuring.  However, there was no gain recognized as there were no concessions made to reduce the future cash flows payable.

The restructuring also resulted in a $59,000 increase to the debt discount with an offset that increased the fair value of the derivative contract liability that was attributed to the loss on derivatives, pursuant to the same provisions applied to the original accounting for the embedded derivative liability.  The Company calculated the adjustment as the difference between the measurement of the fair market value of the derivative contract liability before and after the date of the amending agreements.

The Company may redeem the debentures, in whole or in part, by providing the debenture holder with five trading days advance written notice.  The redemption amount will equal the principal amount, plus accrued interest, plus a redemption premium equal to the product of (a) the positive difference, if any, between the lowest weighted average price of the common stock during the five trading days preceding the date of the redemption notice and the conversion price and (b) the quotient obtained from dividing the outstanding principal amount plus accrued interest by the conversion price on the date of the redemption notice.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007

10.  Related Party Transactions

The Company entered into transactions with related parties as follows. These amounts have been recorded at the exchange amount, being the amount agreed to by the parties:

Years ended December 31	2007	2006
Management and consulting fees paid to a director, persons related to directors or entities controlled by directors	$ 759,928	$ 913,673
Rent paid to a director, persons related to directors or entities controlled by directors or by persons related to directors	96,184	22,543
Oilfield services fee paid to a director’s family members or an entity controlled by a director’s family member	40,954	81,768
Overriding royalties paid to a corporation controlled by a director and /or a director’s family member	62,278	-
Purchase of mineral interest from a corporation owned in part by a director	45,000	-
Note receivable from an entity whose CEO is a former director of the Company	200,000	300,000

a) As of December 31, 2007and 2006, approximately $48,000 was owed to a family member of a director and corporations controlled by directors of the Company with respect of unpaid fees and expenses.  The amount due to related parties is unsecured, and without interest or stated terms of repayment.

b) As of December 31, 2007, the Company held a $0.2 million promissory note receivable related to the sale of properties to Exterra Energy, Inc ( formerly Green Gold, Inc.), of which one of the Company’s former directors, Gordon C. McDougall, is the Chief Executive Officer.  The note bears interest of 10% per year and was due in full November 1, 2007.  This maturity date was subsequently extended to April 2008.

c)  As of December 31, 2007, $0.2 million was payable related to the termination of the management agreement with Panterra Capital Inc. on December 13, 2007.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007

11.  Asset Retirement Obligation

The following table summarizes the changes in the Company’s asset retirement obligation during the years ended December 31, 2007 and 2006.

	2007	2006
Asset retirement obligation, January 1	$ 155,241	$ 189,000
Asset retirement obligations incurred in the current period	135,721	220,880
Asset retirement obligations settled in the current period	(81,198)	(264,307)
Accretion expense	6,024	9,668
Revisions in accounting estimate	(75,673)	-
Revisions in estimated cash flows	-	-
Asset retirement obligation, December 31	$ 140,115	$ 155,241

12. Warrants Outstanding

A summary of warrants issued during the years ended December 31, 2007 and 2006 is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2005	1,478,754	$ 0.98
Warrants issued	68,307,145	1.45
Warrants exercised	(1,960,524)	1.12
Outstanding at December 31, 2006	67,825,375	1.45
Warrants issued	24,081,791	0.05
Warrants exercised	(1,955,890)	0.001
Outstanding at December 31, 2007	89,951,276	$ 0.24

The decline in the weighted average exercise price of warrants outstanding at December 31, 2007, when compared to December 31, 2006 is a result of the October 31, 2007 amendments to the senior secured convertible notes, under which the exercise price of Series A Warrants and Series B Warrants was reduced, and additional Series A Warrants and Series B Warrants were issued at the reduced exercise prices.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007

12. Warrants Outstanding (continued)

The following table summarizes information about warrants outstanding at December 31, 2007:

	Exercise Prices	Number Outstanding	Average remaining life in years
Private placement of common stock	$ 1.00	168,230	1.00
Issuance of convertible debentures	0.001	500,000	3.03
Professional services fees	0.65	25,000	0.03
Private placement of common stock	4.00	125,000	3.47
Private placement of common stock	1.40	746,429	3.47
Issuance of senior secured convertible notes	0.001	67,589,664	6.83
Issuance of senior secured convertible notes	0.65	17,925,524	6.83
Placement agent, investment banking and consulting agreements in connection with the issuance of senior secured convertible notes	1.40	2,121,429	3.56
Agreement in connection with the Company’s purchase of Barnico Drilling, Inc. and the P.D.C. Ball oil and gas mineral interest	5.00	400,000	3.56
Agreement in connection with the Company’s purchase of Barnico Drilling, Inc. and the P.D.C. Ball oil and gas mineral interest	8.00	350,000	3.56
		89,951,276

13. Supplemental Cash Flow

The following non-cash transactions were recorded during the years ended December 31, 2007 and 2006:

	2007	2006
Shares issued for reduction of payables	$ 41,600	$ 590,790
Shares issued for conversion of debt	-	628,500
Shares issued for assets acquired	-	9,267,320
Warrants issued for assets acquired	-	1,468,642
Shares issued for investment	-	248,000
Shares issued upon cashless exercise of warrants	1,951	133,964
Shares issued for deferred financing fees	-	125,250
Warrants issued for deferred financing fees	-	8,185,698
Transfer of oil and gas properties to equity investments	-	100,001
Discount on convertible debt Refinancing of senior secured convertible notes payable	20,948,129 16,790,145	33,850,000 -
Refinancing of convertible debentures	363,573	-

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007

14. Stock-Based Compensation

The Company prospectively adopted SFAS 123(R), “Share-Based Payments,” upon the July 21, 2004 inception. The Company granted stock options to key employees, directors, officers and consultants as follows:

On March 15, 2005, the Company issued stock options for 5,500,000 shares of common stock to directors and consultants, in exchange for financial and management consulting services.  Of the 5,500,000 stock options granted, 1,600,000 stock options have an exercise price of $0.50.  These options vested on June 1, 2006, and are exercisable until February 28, 2009.  On November 14, 2007, these stock options were amended to extend their expiration date to February 28, 2012.

The remaining 3,900,000 stock options granted on March 15, 2005, have an exercise price of $0.25, and 2,925,000 of these options vested on June 1, 2005 and are exercisable until February 28, 2008 and the remaining 975,000 options vested on September 1, 2005 and are exercisable until February 28, 2008. During the year ended December 31, 2005, 800,000 options were exercised and 600,000 options were cancelled.  During the year ended December 31, 2006, an additional 500,000 options were exercised.  On November 14, 2007, 1,600,000 options were amended to extend their expiration date from February 28, 2008 to February 28, 2011.

On March 23, 2005, the Company issued stock options for 900,000 shares of common stock to executives and consultants, in exchange for financial and management consulting services.  Of the 900,000 stock options granted, 400,000 options have an exercise price of $0.50.  The options vest at 50,000 shares per quarter commencing June 1, 2006 and expire on February 28, 2008.  On November 14, 2007, 200,000 of these options were amended to extend the expiration date to February 28, 2011 and the other 200,000 options to February 28, 2012.  An additional 200,000 options had an exercise price of $0.25, vested at 50,000 shares per quarter commencing June 1, 2005 and were exercised in full, as summarized below, prior to their expiration on February 28, 2007.  A further 200,000 options have an exercise price of $0.25 per share, vested immediately and expire February 28, 2008.   The amendment on November 14, 2007 extended the expiration date on these latter 200,000 options to February 28, 2011.  The remaining 100,000 options had an exercise price of $0.25, vested at 25,000 shares per quarter commencing June 1, 2005 and were exercised in full, as summarized below, prior to their expiration on February 28, 2007.  During the years ended December 31, 2005 and 2006, 40,000 and 140,000 options, respectively, were exercised with an exercise price of $0.25.  During 2007, an additional 120,000 options with an exercise price of $0.25 were exercised.

On June 8, 2005, the Company issued stock options for 225,000 shares of common stock to consultants, in exchange for financial and management consulting services.  Of the 225,000 stock options granted, 175,000 options have an exercise price of $0.50 and are exercisable at any time, in whole or in part, during the period commencing June 1, 2006 and expiring on February 28, 2008.  The remaining 50,000 options have an exercise price of $0.25 and are exercisable at any time, in whole or in part, during the period commencing June 1, 2005 and expiring on February 28, 2007.  During the year ended December 31, 2006, 127,500 options were exercised.  As of December 31, 2006, the vested options totaled 97,500 with a $0.50 exercise price.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007

14. Stock-Based Compensation (continued)

On October 1, 2005, the Company issued stock options for 100,000 common stock to a consultant, in exchange for financial and management consulting services.  The exercise price is $0.50 per share and the options are exercisable at any time, in whole or in part, until February 28, 2008.  On November 14, 2007, the options were amended to extend the exercise date to February 28, 2011.

On December 31, 2005, the Company issued stock options for 2,950,000 shares of common stock to directors and consultants in exchange for financial and management consulting services.  The options are exercisable at a price of $0.50 per share until February 28, 2008.  During the year ended December 31, 2006, 54,000 options were exercised and 1,750,000 options were forfeited.  On November 14, 2007, the expiration date of 1,200,000 of these options was extended to February 28, 2011.

Also on December 31, 2005, the Company granted stock options to a consultant to purchase 100,000 shares of common stock.  These options had an exercise price of $0.50 per share and were exercised in full prior to their expiration on December 31, 2006.

On January 9, 2006, the Company adopted a Directors’ Stock Option Plan (“ DSO Plan”) for directors that provided for the grant of options to purchase up to 200,000 shares of common stock of the Company after each full year of service as a director.

On May 29, 2006, pursuant to the DSO Plan, the Company granted stock options to three directors to each purchase 200,000 shares of common stock and totaled options to purchase 600,000 shares at a price of $0.50 per share until May 29, 2009.  During the year ended December 31, 2006, 200,000 options were exercised.  On November 14, 2007, the option expiration date was changed to May 29, 2012 for one of the remaining directors still holding 200,000 options.

On February 15, 2006, the Company granted stock options for 250,000 shares of common stock to a non-employee director.  The options have an exercise price of $1.50 per share and vest at the rate of 31,250 shares per calendar quarter commencing April 1, 2006 and expire on February 28, 2011.  On November 14, 2007, the options were amended to change the exercise price to $0.75 per share.

On March 27, 2006, the Company granted stock options for 500,000 shares of common stock to an executive officer as compensation for management services.  The options have an exercise price of $3.85 per share and vested immediately.  The options expire on February 28, 2009.  On November 14, 2007, the options were amended to change the exercise price to $0.75 per share and the expiration date to February 28, 2012.

On May 29, 2006, the Company issued stock options to purchase a total of 6,000,000 shares of common stock to three consultants.  The exercise price is $1.50 per share and the options vest commencing July 1, 2006 at an aggregate rate of 500,000 shares per quarter and expire on June 30, 2009.  On November 14, 2007, the exercise price was changed to $0.75 per share and the expiration date to June 15, 2012.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007

14. Stock-Based Compensation (continued)

Also on May 29, 2006, the Company granted stock options for 650,000 shares of common stock to two consultants in exchange for management consulting services to it.  The exercise price is $4.20 per share. Options totaling 350,000 vested immediately and the remaining 300,000 options vested on May 29, 2007. All options expire on February 28, 2009.  On November 14, 2007, the options were amended to extend the expiration date to February 28, 2012 and reduce the exercise price to $0.75 per share.

On June 14, 2006, the Company granted stock options for 200,000 shares of common stock to a non-employee director with an exercise price of $4.20 per share.  The stock options vest over the ensuing twelve months and expire on June 15, 2009.  On November 14, 2007, the options were amended to extend the expiration date to June 15, 2012, and change the exercise price to $0.75 per share.

On July 4, 2006, the Company granted stock options for 1,050,000 shares of common stock to three consultants with an exercise price of $1.50 per share.  The options vest at an aggregate rate of 166,667 shares per quarter and expire on June 30, 2009.  On November 14, 2007, the options were amended to extend the expiration date June 15, 2012, and change the exercise price to $0.75.

On January 8, 2007, the Company granted stock options for 150,000 shares of common stock to an unrelated company to settle a contract.  The options are exercisable at a price of $1.50 per share until September 20, 2008.

On February 15, 2007, the Company adopted a 2007 Stock Incentive Plan (the “2007 Plan”) for employees, directors, officers, consultants and advisors of the Company to provide a means to motivate, attract and retain the services of such individuals in order to promote the success of the Company.  The 2007 Plan reserves 2,378,249 shares of common stock for issuance by the Company either directly as stock awards or underlying stock options.

On February 19, 2007, pursuant to the 2007 Plan, the Company granted stock options to two employees to each purchase 150,000 shares of common stock, totaling 300,000 stock options.  The exercise price is $1.50 per share and the options vest at the rate of 50,000 shares per year commencing on May 31, 2007 and expiring on May 31, 2010.  The terms were changed by an amendment on November 14, 2007, to an exercise price of $0.75 per share and an expiration date of May 31, 2013.

On April 2, 2007, the Company granted stock options for 200,000 shares of common stock to a director pursuant to the DSO plan.  The options, which vested immediately, have an exercise price of $0.50 per share and expire on April 2, 2010.  On November 14, 2007, the option was amended to extend the expiration date was extended to April 2, 2013.

On December 13, 2007, the Company issued stock options pursuant to the 2007 Plan for 1,000,000 shares of common stock to an executive officer, in exchange for financial and management consulting services. The options are exercisable at a price of $0.75 per share until December 13, 2013.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007

14. Stock-Based Compensation (continued)

A summary of options granted during the years ended December 31, 2007 and 2006 is as follows:

	Options	Weighted Average Exercise Price [1]	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	8,335,000	$0.41	-
Options granted	9,250,000	1.81	$3.53
Options terminated	(1,750,000)	0.50	-
Options exercised or canceled	(1,021,500)	0.33	-
Outstanding at December 31, 2006	14,813,500	1.28	-
Options granted	1,650,000	0.92	0.39
Options terminated	-	-	-
Options exercised	(220,000)	0.36	-
Outstanding at December 31, 2007	16,243,500	$0.63	-

1

Weighted average exercise prices for the year ended December 31, 2007 reflect the effects of the amendment on November 14, 2007 which changed the exercise prices of certain existing awards.

The following is a summary of stock options outstanding at December 31, 2007:

Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Lives (Years)	Options Exercisable	Weighted Average Remaining Contractual Lives (Years)
$0.25	2,200,000	1.53	2,200,000	1.53
$0.50	3,943,500	3.79	3,597,500	3.84
$0.75	9,950,000	4.57	6,193,762	4.62
$1.50	150,000	0.73	150,000	0.73
	16,243,500		12,141,262

Stock options exercisable at December 31, 2007 totaled 12,141,262 shares and had a weighted average exercise price of $0.59. Upon exercise, the Company issues the full amount of shares exercisable according to the terms of the option agreements from new shares.  The Company has no plans to repurchase those shares in the future.  During 2007 220,000 options were exercised for total cash proceeds of $80,000.  The following is a summary of stock options exercisable at December 31, 2007 and 2006:

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007

14. Stock-Based Compensation (continued)

	Options Exercisable	Weighted Average Exercise Price
December 31, 2007	12,141,262	$0.59
December 31, 2006	7,538,754	$1.06

The Company estimates the fair value of stock options using the Black-Scholes option pricing model, consistent with the provisions of SFAS 123(R) and SEC Staff Accounting Bulletin No. 107 (SAB 107). Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s dividend yield.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by grantees, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option pricing model.  No dividends were assumed due to the nature of the Company’s current business strategy.  The following table presents the weighted-average assumptions used for options granted:

	Years Ended December 31
	2007	2006
Number of options	1,650,000	9,250,000
Risk-free interest rate	3.05% – 3.73%	4.60% – 5.209%
Expected life	1.175 – 6.62 years	2.92 – 5.04 years
Expected volatility	120.57% – 151.34%	173.98% – 189.00%

The weighted average grant date fair value of options granted was $0.39 and $3.53 per share for the years ended December 31, 2007 and 2006, respectively.  The total intrinsic value of options exercised during the fiscal years ended December 31, 2007 and 2006 was $0.1 million and $1.4 million, respectively. Based on the Company’s stock price of $0.155 at year end, the options had no intrinsic value at December 31, 2007.  The aggregate intrinsic value of outstanding options and exercisable options as of December 31, 2006 was $6.0 million and $5.2 million, respectively.

The table below summarizes the changes in the Company’s non-vested stock options that occurred during the fiscal years ended December 31, 2007 and 2006.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007

14. Stock-Based Compensation (continued)

	Options	Weighted Average Grant Date Fair Value
Non-vested options outstanding at December 31, 2005	5,239,000	-
Options granted	9,250,000	$3.53
Options vested	(5,464,254)	-
Options terminated	(1,750,000)	-
Non-vested options outstanding at December 31, 2006	7,274,746	-
Options granted	1,650,000	$0.39
Options vested	(4,822,508)	-
Options terminated	-	-
Non-vested options outstanding at December 31, 2007	4,102,238	-

As of December 31, 2007, the Company had $1.3 million of unrecognized compensation expense related to non-vested stock-based compensation arrangements. As of December 31, 2006, the Company’s unrecognized compensation expense was $23.5 million. The Company recognized approximately $10.3 million in compensation expense as a result of non-vested options that were outstanding at December 31, 2006 and vested in 2007. The decrease in unrecognized compensation expense from 2006 to 2007 is a result of both the stock options that vested in 2007 and the November 14, 2007 stock option amendments.  As a result of the stock option amendments, the unrecognized compensation expense as of December 31, 2007 has been calculated as the fair market value of non-vested stock options at the November 14, 2007 amendment date, at which time the fair market value ranged between $0.32 and 0.35 per share, whereas the original stock option grants had fair market values ranging from $0.56 to $4.00 per share. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.41 years.  There was approximately $400,000 of stock-based compensation recorded in 2007 related to stock options that were granted and vested during 2007.

On November 14, 2007, the Company amended several of its stock options to extend the life of the existing awards and/or change the exercise prices of options. In accordance with SFAS 123(R), the Company measured the fair value of the awards pre- and post-modification, at the amendment date, to determine the amount of incremental value transferred as a result of the amendments.  As a result, the Company recognized compensation expense of $2.0 million during the year ended December 31, 2007.  In addition the Company recognized compensation expense based on the total fair value of the options vested during the fiscal year ended December 31, 2007, which was $10.7 million.  The total fair value of the options vested during the fiscal year ended December 31, 2006 was $11.1 million.  The options that vested for the fiscal years ended December 31, 2007 and 2006 have a remaining weighted average contractual term of 3.82 and 1.79 years, respectively.

A loss on investment of $159,188, related to the January 2007 option issue to settle a contract was recorded during the fiscal year ended December 31, 2006. As of December 31, 2007, these options have a remaining contractual term of 0.73 years.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007

15.  Change in Authorized Shares

On December 26, 2006, the total number of authorized common shares was increased from 98,000,000 to 300,000,000 and the number of all authorized shares was increased from 100,000,000 to 302,000,000. There were no changes during 2007.

16.  Income Taxes

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2007	2006
Statutory rate	35%	37%
Increase (decrease) in income taxes resulting from:
Increase in valuation allowance	(35%)	(31%)
	-	6%

The significant components of the Company’s deferred tax liabilities and assets are as follows:

	2007	2006
Deferred tax liabilities:
Derivative liabilities and debt discount	$ 13,782,703	$ -
Oil and gas properties and drilling equipment	-	4,994,435
Total	13,782,703	4,994,435

Deferred tax assets:
Oil and gas properties and drilling equipment	278,028	-
Non-capital losses available for future periods	6,960,884	1,926,472
Derivative liabilities	-	35,332,224
Finance costs	5,352,452	3,926,447
Stock compensation	8,247,734	4,098,809
Accounts payable and accrued liabilities	6,145	4,953,638
Other	50,499	111,000
Total	20,895,742	50,348,590
Valuation allowance	(7,113,039)	(45,354,155)
Total	13,782,703	4,994,435
Net Deferred Taxes	$ -	$ -

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007

16.  Income Taxes (continued)

Components for provision of income taxes are as follows:

	2007	2006
Current	$ -	$ -
Deferred expense (benefit)	-	(5,206,199)
Total	$ -	$ (5,206,199)

At December 31, 2007 and 2006 the Company had available non-capital losses for tax purposes of approximately $19.9 million and $5.2 million, respectively, which may be carried forward to apply against future income. These losses may be limited under IRS Section 382. These losses will expire commencing in 2021.

In May 2006, the State of Texas enacted legislation for a Texas margin tax which restructured the state business tax by replacing the taxable capital and earned surplus components of the current franchise tax with a new “taxable margin” component.  As the tax base for computing Texas margin tax is derived from an income-based measure, management determined the margin tax is an income tax and the effect on deferred tax assets and liabilities should be included in the deferred tax calculation.  For purposes of this calculation, the margin tax was estimated to be 1% and is included in the 35% statutory rate used to determine deferred tax expense/benefit.

17. Commitments and Contingencies

Lawsuits

On September 25, 2006, UOS Energy, LLC (“UOS”) commenced a lawsuit against the Company, its former Chief Executive Officer, John Punzo, and its director, Roger Williams, in the Los Angeles Superior Court relating to the Company’s refusal to purchase certain tar sands leases in Utah in consideration of 1,000,000 shares of its common stock. The Company claimed the leases were not as represented and terminated the purchase agreement in November 2005. The lawsuit seeks the Company’s issuance to UOS of a total of 5,900,000 shares of the Company’s common stock, cash royalties of 8% of any revenue from the Asphalt Ridge Tar Sands property transferred by it to Redrock Energy, Inc. in March 2006, additional shares of its common stock equal to the difference between a 12% royalty and the 8% cash royalty claimed, cash damages equal to 5,800,000 shares multiplied by the highest price per share at which the Company’s shares traded publicly between the date the shares were to be issued and the date of judgment under the lawsuit, additional cash damages of $5.5 million, and unspecified punitive damages and attorneys’ fees and costs.  During the pre-trial settlement meeting of March 3, 2008 both parties agreed to settle by completing the purchase of the tar sand leases in Utah, with UOS retaining the 100,000 Wentworth common shares initially issued for this transaction plus additional consideration of 800,000 common shares of Wentworth.  By this settlement agreement, the lawsuit was discontinued as of March 3, 2008

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007

17. Commitments and Contingencies (continued)

Lawsuits (continued)

The Company is a party to legal actions that arise in the ordinary course of its business.  Based in part on consultation with legal counsel, management believes that (i) the liability, if any, under these claims will not have a material adverse effect on the Company, and (ii) the likelihood that the liability, if any, under these claims is material is remote.

Consulting Agreements

On July 25, 2006, the Company entered into a three-year consulting agreement with George D. Barnes, who was appointed its Vice President of Operations and a director on August 21, 2006. This consulting agreement contains the following provisions: a monthly fee of $11,800 ($141,600 annually) during the first year and $17,250 ($207,000 annually) in subsequent years; the grant of stock options to purchase 2,000,000 shares of the Company’s common stock at $1.50 per share, which options vest at a rate of 166,667 shares per calendar quarter; and in the event of termination of the agreement by the Company without cause, severance fees equal to the monthly fees otherwise payable between the date of termination and July 25, 2009.  On November 14, 2007, the exercise price of the stock options was amended from $1.50 to $0.75 and the option expiration date was extended to June 15, 2012.

On July 25, 2006, the Company entered into a three-year consulting agreement with Michael S. Studdard, who was appointed its President and a director on August 21, 2006. This consulting agreement contains the following provisions: a monthly fee of $11,800 ($141,600 annually) during the first year and $17,250 ($207,000 annually) in subsequent years; the grant of stock options to purchase 2,000,000 shares of the Company’s common stock at $1.50 per share, which options vest at a rate of 166,667 shares per calendar quarter; and in the event of termination of the agreement by the Company without cause, severance fees equal to the monthly fees otherwise payable between the date of termination and July 25, 2009.  On November 14, 2007, the exercise price of the stock options was amended from $1.50 to $0.75 and the option expiration date was extended to June 15, 2012.

Also on July 25, 2006, the Company entered into a three-year consulting agreement with Tom J. Temples, who was appointed its Vice President of Exploration and Production on August 21, 2006. This consulting agreement contains the following provisions: a monthly fee of $11,800 ($141,600 annually) during the first year and $17,250 ($207,000 annually) in subsequent years; the grant of stock options to purchase 2,000,000 shares of the Company’s common stock at $1.50 per share, which options vest at a rate of 166,667 shares per calendar quarter; and in the event of termination of the agreement by the Company without cause, severance fees equal to the monthly fees otherwise payable between the date of termination and July 25, 2009.  On November 14, 2007, the exercise price of the stock options was amended from $1.50 to $0.75 and the option expiration date was extended to June 15, 2012.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007

17. Commitments and Contingencies (continued)

Consulting Agreements (continued)

On June 1, 2007, the Company entered into a three-year consulting agreement with Francis K. Ling, who was appointed its Chief Financial Officer and a director on August 29, 2005.  This consulting agreement contains the following provisions: a monthly fee of $11,000 ($132,000 annually), and in the event of termination of the agreement by the Company, a severance payment equal to $66,000 representing six months of fees.

On November 1, 2007, the Company entered into a five year management agreement with David Steward, who was appointed its Chief Executive Officer and Chairman of its Board of Directors on December 13, 2007.  He has also been a member of the Board of Directors sine July 26, 2007.  This consulting agreement contains the following provisions: a monthly fee of $15,000 ($180,000 annually); the right to earn stock options to purchase up to 1,000,000 shares of the Company’s common stock at $0.50 per share; and upon termination of the agreement by the Company, a severance payment which will consist of honoring the stock options granted.

Leases

The Company has entered into various operating lease agreements involving office space, drilling equipment and vehicles.  These leases are non-cancelable and expire in various dates through 2010.  In addition, the Company leases its oil field office and yard on a month-to-month basis.   Rental expense for these operating leases was approximately $230,600 and $59,000 for the years ended December 31, 2007 and 2006, respectively.  At December 31, 2007, future annual minimum lease payments under operating leases were as follows:

2008	$ 55,082
2009	$ 18,199
2010	$ 6,928

Contingent Liabilities

In preparing financial statements at any point in time, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. The Company is involved in actions from time to time, which if determined adversely, could have a material negative impact on its financial position, results of operations and cash flows. Management, with the assistance of counsel, makes estimates, if determinable, of the Company’s probable liabilities and records such amounts in the consolidated financial statements. Such estimates may be the minimum amount of a range of probable loss when no single best estimate is determinable. Disclosure is made, when determinable, of any additional possible amount of loss on these claims, or if such estimate cannot be made, that fact is disclosed.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007

17. Commitments and Contingencies (continued)

Contingent Liabilities (continued)

Along with the Company’s counsel, management monitors developments related to these legal matters and, when appropriate, makes adjustments to recorded liabilities to reflect current facts and circumstances. As of December 31, 2007 management has identified one potential liability related to the Senior Secured Convertible Notes.  If the Company fails to meet the deadline for the effectiveness of the registration statement of April 30, 2008, then the Company will be required to pay liquidated damages of approximately $0.1 million (see Note 8 for details). However, management has negotiated a 60-day extension, which would make the effectiveness deadline June 30, 2008.  The extension has not been formally executed, but it is probable that this event will occur, and management will be able to meet the new deadline for effectiveness.  Accordingly no accrual has been made.

18.  Segment Information

Since the July 2006 acquisition of Barnico, a drilling company, the Company’s operations have been focused on two segments, drilling operations and oil and gas production. The drilling segment was engaged in the land contract drilling of oil and natural gas wells. Its operations reflected revenues from contracting one of Barnico’s two drilling rigs and crew to third parties. The oil and gas production segment effectively began active operations in 2006. The oil and gas segment is engaged in the development, acquisition and production of oil and natural gas properties. Management reviews and evaluates the segment operations separately.  The contract drilling activities have diminished significantly over the past 12 months. The operations of both segments have focused on counties in East Texas during 2006 and 2007.  The accounting policies of the reportable segments are the same as those described in Note 2. The Company evaluates the segments based on income (loss) from operations. Segment activity for the years ended December 31, 2007 and 2006 is shown below (in thousands):

	Years ended December 31,
	2007	2006
Revenues
Drilling revenues	$ 1,038	$ 2,865
Oil and gas revenues (including overhead income)	1,145	176
Total revenues	$ 2,183	$ 3,041

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007

18.  Segment Information (continued)

	Years ended December 31,
	2007	2006
Operating income (loss) [1]
Drilling	$ (3,745)	$ 337
Oil and gas	(4,285)	7
Total operating income (loss)	(8,030)	344
General and administrative expense	(19,160)	(14,837)
Interest and finance costs	(5,560)	(18,083)
Other income (expense), net	92,901	(53,614)
Income (loss) before income tax	$ 60,151	$ (86,190)

	Years ended December 31,
	2007	2006
Identifiable Assets [2]
Drilling	$ 3,251	$ 6,214
Oil and gas	27,717	31,394
Corporate assets	11,931	18,677
Total assets	$ 42,899	$ 56,285

	Years ended December 31,
	2007	2006
Capital Expenditures
Drilling	$ 48	$ 473
Oil and gas	1,387	31,156
Other	6	75
Total capital expenditures	$ 1,441	$ 31,704

1.

Operating income is total operating revenues and overhead income less operating expenses, depreciation, depletion and amortization and does not include non-operating revenues, general corporate expenses, interest expense or income taxes.

2.

Identifiable assets are those used in Wentworth’s operations in each industry segment. Corporate assets are principally cash and cash equivalents, short-term investments, furniture and equipment.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007

18.  Segment Information (continued)

	Years ended December 31,
	2007	2006
Depreciation, Depletion and Amortization
Drilling	$ 441	$ 208
Oil and gas	274	59
Other	13	3
Total depreciation, depletion and amortization	$ 728	$ 270

19. Subsequent Events

On February 13, 2008, Kenneth L. Berry and Savant Energy Corporation commenced a lawsuit against the Company, its former Chief Executive Officer, John Punzo, its President, Michael Studdard, its Chief Financial Officer, Francis Ling, and its former director, Gordon McDougall, in the County Court at Law No. 4 of Nueces County, Texas.  The lawsuit related to the Company’s alleged breach of contract in which the plaintiff was to provide approximately $60.0 million in financing in consideration of 50% of the Company’s outstanding common stock.  The lawsuit seeks to require the Company’s continued performance of the alleged contract and/or recovery of any actual damages sustained by the plaintiff.  In March 2008, the lawsuit was discontinued and the parties expect to resolve the matters by mediation.  Management believes that financial loss, if any, is not determinable.  Accordingly, no accrual for a loss contingency has been recorded.

In March 2008, the Company agreed to an extension on the $0.2 million note receivable due from Exterra Energy, Inc. (formerly Green Gold, Inc.).  According to the revision, Exterra will pay $50,000 per month commencing April 15, 2008 with a final payment on or before July 15, 2008, including accrued interest.  In addition, Exterra will issue $250,000 in shares of their common stock valued at no greater than $0.70 per share to the Company as additional security.  If Exterra meets their payment schedule, then the shares will be cancelled.

Wentworth Energy, Inc.
Supplemental Information (Unaudited)
For the Year Ended December 31, 2007

20. Oil and Gas Producing Activities

The tables below presents disclosures as required by SFAS No. 69, “Disclosures about Oil and Gas Producing Activities—an amendment of FASB Statements 19, 25, 33, and 39.”

Capitalized Costs Relating to Oil and Gas Producing Activities:

Unaudited	December 31, 2007	December 31, 2006
Unproved oil and gas properties	$ 10,303,076	$ 10,456,431
Proved oil and gas properties	21,695,772	20,847,589
Proved oil and gas royalties	353,888	353,888
Less accumulated depreciation, depletion, amortization and valuation allowances	(4,635,368)	(264,049)
Net capitalized costs	$ 27,717,368	$ 31,393,859

Accumulated depreciation, depletion, amortization and valuation allowances include impairment costs of $4,301,771 and $204,713 respectively for December 31, 2007 and December 31, 2006. There are no net capitalized costs from the Company’s share of equity method investees.

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities:

Unaudited	Year ended
	December 31, 2007	December 31, 2006
Property acquisition costs
Proved	$ 214,864	$ 18,517,077
Unproved	51,358	12,582,054
Unproved oil and gas royalties	-	353,888
Total acquisition costs	266,222	31,453,019
Exploration costs	296,034	2,478,585
Development costs	1,013,423	833,230
Asset retirement costs	97,349	155,241

Wentworth Energy, Inc.
Supplemental Information (Unaudited)
For the Year Ended December 31, 2007

20. Oil and Gas Producing Activities (continued)

Results of Operations for Oil and Gas Producing Activities for the Years Ended December 31, 2007 and 2006:

Unaudited	Year ended
	December 31, 2007	December 31, 2006
Oil and gas sales	$ 1,144,769	$ 176,178
Total Revenue	1,144,769	176,178
Production costs	546,722	136,007
Exploration costs	296,034	56,390
Depreciation, depletion and amortization	274,262	59,336
Impairment of oil and gas properties	4,312,979	204,713
Total oil and gas expense	5,429,997	456,446
Net loss oil and gas operations	(4,285,228)	(280,268)
Income tax expense	-	-
Results of operations for oil and gas producing activities (excluding corporate overhead and finance costs)	$ (4,285,228)	$ (280,268)

21. Reserve Information

The following estimates of proved oil and gas reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of the Company’s reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. All of the Company’s reserves are located in the United States.

Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells with existing equipment, and operating methods.  Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available.  The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate.  Revisions result primarily from new information obtained from development drilling and production history; acquisitions of oil and natural gas properties; and changes in economic factors.

Wentworth Energy, Inc.
Supplemental Information (Unaudited)
For the Year Ended December 31, 2007

21. Reserve Information (continued)

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

	Oil (Bbls)	Gas (Mcf)
Proved developed and undeveloped reserves
Balance, December 31, 2005	-	-
Purchased of minerals in place	299,200	18,897,700
Extension and discoveries	2,671	880,922
Production (bbls & mcf)	(71)	(10,822)
Sales of minerals in place	-	-
Balance, December 31, 2006	301,800	19,767,800
Revisions of previous estimates	(6,900)	(1,538,717)
Production	-	(155,683)
Sales of minerals in place	-	-
Balance, December 31, 2007	294,900	18,073,400

	Oil (Bbls)	Gas (Mcf)
Proved developed reserves
December 31, 2005	-	-
December 31, 2006	26,592	1,369,972
December 31, 2007	11,021	1,531,515

Wentworth Energy, Inc.
Supplemental Information (Unaudited)
For the Year Ended December 31, 2007

21. Reserve Information (continued)

Standardized Measure of Discounted Future Net Cash Flows at December 31
	2007	2006
Future cash inflows	$144,422,765	$122,521,573
Future production costs	(23,783,986)	(21,271,296)
Future development costs	(23,977,500)	(22,038,248)
Future income tax expenses	(10,574,650)	(9,723,116)
Future net cash flows	86,086,629[1]	69,488,913
10% annual discount for estimated timing of cash flows	(19,638,639)	(18,057,215)
Standardized measures of discounted future net cash flows relating to proved oil and gas reserves	$ 66,447,990	$ 51,431,698

Changes in the standardized measure of discounted future cash flows
2007
Beginning of year	$ 51,431,699
Sales of oil and gas, net of production costs	(598,047)
Extensions, discoveries, and improved recoveries, less related costs	-
Accretion Discount	5,143,170
Net change in sales and transfer prices, net of production costs	16,707,094
Changes in estimated future development costs	(2,045,286)
Net change in income taxes	(5,364,892)
Sales of reserves in place	-
Changes in production rates (timing and other)	7,410,746
Revision of previous quantities	(6,236,494)
End of year	$ 66,447,990

1

$81,850,538 of future net cash flows is proved undeveloped reserves which will require $24.0 million to develop but the Company does not have the funding available.

The change in the standardized measure of discounted future net cash flow during 2006 is not applicable due to the fact that the Company had no reserves in 2005.

Exhibit 21.  Subsidiaries

Name of Subsidiary and Name Under Which Subsidiary carries on Business	Jurisdiction of Incorporation	Percentage Ownership as of December 31, 2007
Barnico Drilling, Inc.	Texas	100.0%

On February 19, 2007, we acquired the remaining issued and outstanding shares of Wentworth Oil & Gas, Inc. not already owned by us by the issuance of 36,000 shares of our common stock.  Effective October 3, 2007, the business of Wentworth Oil & Gas, Inc. was wound up and dissolved pursuant to a plan of winding-up and dissolution whereby the remaining assets and liabilities of Wentworth Oil & Gas, Inc. were assumed by us.

Exhibit 31.1.  Certification by Chief Executive Officer

I, David W. Steward, Chief Executive Officer of Wentworth Energy, Inc. (the “Company”), certify that:

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

Date:

April 14, 2008

/s/ David W. Steward

David W. Steward, Chief Executive Officer

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

April 14, 2008

/s/ Francis K. Ling

Francis K. Ling, Chief Financial Officer

Exhibit 32.1.  Section 1350 Certification by Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Wentworth Energy, Inc. (the “Company”) on Form 10-KSB for the period ended December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, David W. Steward, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ David W. Steward

David W. Steward, Chief Executive Officer

April 14, 2008

Exhibit 32.2.  Section 1350 Certification by Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Wentworth Energy, Inc. (the “Company”) on Form 10-KSB for the period ended December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Francis K. Ling, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Francis K. Ling

Francis K. Ling, Chief Financial Officer

April 14, 2008