Form 10-Q
period 2008-03-31
Wentworth Energy, Inc.
filed 2008-05-15
CIK 1138932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(903) 723-0395

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

[  ]

Accelerated filer

[  ]

Non-accelerated filer

[  ]

Smaller reporting company

[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  [  ]       No  [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   27,294,207 shares of $0.001 par value common stock as of May 5, 2008.

PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

Wentworth Energy, Inc.
Consolidated Balance Sheets
	March 31, 2008 (Unaudited)	December 31, 2007
Assets
Current
Cash	$ 2,503,141	$ 3,641,313
Accounts receivable and accrued receivables	103,099	143,988
Unbilled receivables	-	16,483
Note receivable, related party	200,000	200,000
Federal income tax receivable	-	74,043
Prepaid expenses	104,372	131,831

Total Current Assets	2,910,612	4,207,658

Long Term
Certificates of deposit – restricted	77,124	77,124
Oil and gas properties (successful efforts):
Royalty interest, net	267,463	267,463
Proved oil and gas properties, net	17,133,884	17,146,829
Unproved oil and gas properties	10,303,076	10,303,076
Equipment, net	141,617	161,048
Equipment, net – subject to sale agreement	3,090,030	3,090,030
Deferred finance costs, net of accumulated amortization of $922,233 and $357,646, respectively	7,081,400	7,645,986

Total Assets	$ 41,005,206	$ 42,899,214

The accompanying notes are an integral part of these consolidated financial statements.

Wentworth Energy, Inc.
Consolidated Balance Sheets
	March 31, 2008 (Unaudited)	December 31, 2007
Liabilities
Current
Accounts payable and accrued liabilities	$ 767,014	$ 675,941
Accrued interest payable	1,812,760	718,012
Due to related parties	-	47,692
Deferred gain	200,000	200,000
Derivative contract liabilities	18,162,689	23,935,041

Total Current Liabilities	20,942,463	25,576,686

Long Term
Asset retirement obligation	143,318	140,115
Convertible debentures payable, net of discount of $757,256 and $870,398, respectively	661,317	548,175
Senior secured convertible notes payable, net of discount of $53,238,806 and $53,238,806, respectively	537,766	537,766

Total Liabilities	22,284,864	26,802,742

Commitments and contingencies (Note 10)

Stockholders’ Equity
Preferred stock, $0.001 par value
2,000,000 shares authorized
Nil shares issued and outstanding	-	-
Common stock, $0.001 par value
300,000,000 shares authorized 27,219,707 and
26,249,764 issued and outstanding at March 31, 2008
and December 31, 2007, respectively	27,219	26,249
Additional paid in capital	39,933,715	39,549,267
Accumulated Deficit	(21,240,592)	(23,479,044)
Total Stockholders’ Equity	18,720,342	16,096,472

Total Liabilities and Stockholders’ Equity	$ 41,005,206	$ 42,899,214

The accompanying notes are an integral part of these consolidated financial statements.

Wentworth Energy, Inc,
Consolidated Statements of Operations (Unaudited)
For the three months ended
	March 31, 2008	March 31, 2007
Revenue
Oil and gas revenue	$ 78,113	$ 164,617
Drilling revenue	-	865,163
Total revenue	78,113	1,029,780
Operating Expenses
Production costs	44,707	73,558
Drilling costs	-	466,277
Salaries and payroll taxes	-	169,892
Depreciation and depletion	18,864	190,384
Property evaluation costs	2,876	186,381
Impairment of oil and gas properties	1,121	11,208
General and administrative	1,679,809	3,326,314
Total operating expenses	1,747,377	4,424,014
Loss from operations	(1,669,264)	(3,394,234)

Other Revenue (Expense)
Interest income	21,958	62,285
Interest and finance costs	(1,772,478)	(1,648,575)
Other	(114,116)	-
Unrealized gain on derivative contracts	5,772,352	37,998,022
Total other revenue (expense)	3,907,716	36,411,732

Net Income	2,238,452	33,017,498

Deficit, beginning of period	(23,479,044)	(83,629,831)
Deficit, end of period	$ (21, 240,592)	$ (50,612,333)

Basic earnings per share	$ 0.08	$ 1.38
Diluted earnings (loss) per share – 2007 restated	$ (0.01)	$ (0.06)
Weighted average shares outstanding
Basic	26,554,807	23,895,387
Diluted – 2007 restated	186,755,021	51,668,731

The accompanying notes are an integral part of these consolidated financial statements.

Wentworth Energy, Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)
For the three months ended March 31, 2008
	Number of Shares	Par Value	Additional Paid in Capital	Deficit Accumulated	Total
Balance, December 31, 2007	26,249,764	$ 26,249	$ 39,549,267	$ (23,479,044)	$ 16,096,472
Stock-based compensation	-	-	384,448	-	384,448
Issuance of common stock upon exercise of warrants	969,943	970	-	-	970
Net income for the period	-	-	-	2,238,452	2,238,452
Balance, March 31, 2008	27,219,707	$ 27,219	$ 39,933,715	$ (21,240,592)	$ 18,720,342

The accompanying notes are an integral part of these consolidated financial statements.

Wentworth Energy, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the three months ended
	March 31, 2008	March 31, 2007
Cash Used in Operating Activities
Net income for the period	$ 2,238,452	$ 33,017,498
Adjustments for:
Depreciation and depletion	18,864	190,384
Stock-based compensation	384,448	2,577,724
Amortization of discount on convertible debentures	113,142	21,428
Accretion of asset retirement obligation	3,203	21,956
(Gain) on derivative contracts	(5,772,352)	(37,998,022)
Amortization of deferred financing costs	564,586	733,575
Impairment of oil and gas properties	1,121	11,208
Loss on sale of equipment	1,788	-
Write down in investment	-	36,720
Change in operating assets and liabilities:
Accounts receivable and accrued receivables	41,858	(655,695)
Unbilled receivables	16,483	-
Federal income tax receivable	74,043	-
Prepaid expenses	27,459	2,977
Accounts payable and accrued liabilities	91,073	(80,433)
Accrued interest payable	1,094,748	60,326
Due to related parties	(47,692)	-
Net cash used in operating activities	(1,148,776)	(2,060,354)

Investing activities
Oil and gas property purchase and additions	(1,135)	(1,675,724)
Purchase of other property and equipment	(2,261)	(155,570)
Proceeds from sale of property and equipment	14,000	-
Net cash provided by (used in) investing activities	10,604	(1,831,294)

Financing activities
Common stock issued for cash, including exercise of options	-	80,000
Net cash provided by financing activities	-	80,000

Increase (decrease) in cash	(1,138,172)	(3,811,648)

Cash, beginning of period	3,641,313	4,445,489

Cash, end of period	$ 2,503,141	$ 633,841

Supplemental cash flow information
Interest – continuing operations	$ 113,143	$ 705,693
Supplemental disclosure of non-cash transactions
Shares issued upon cashless exercise of warrants	$ 970	$ -

The accompanying notes are an integral part of these consolidated financial statements.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
March 31, 2008

1.   Nature of Operations

Wentworth Energy, Inc. (“Wentworth” or the “Company”) is an exploration and production company engaged in oil and gas exploration and production primarily in the East Texas area. The Company’s strategy is to develop its current low risk, high probability prospects and lease out deeper zones of its properties for royalty interests.

2.  Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Wentworth Energy, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Wentworth Energy’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended December 31, 2007 as reported in the Form 10-KSB have been omitted.

3.  Significant Accounting Policies

a)  Going concern

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern. Accordingly, they do not give effect to adjustments that would be necessary should the Company be unable to continue as a going concern, and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. However, the Company has incurred significant, recurring losses from operations and has a working capital deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon achieving profitable operations, maintaining compliance with the terms of the amended debt agreements with its senior secured convertible noteholders and convertible debenture holder, and injection of additional capital. The outcome of these matters cannot be predicted at this time.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
March 31, 2008

3.  Significant Accounting Policies (continued)

b)  Earnings (loss) per share

Basic earnings (loss) per share has been calculated based on the weighted average number of common shares outstanding during the period. The Company uses the treasury stock method of calculating diluted per share amounts whereby any proceeds from the exercise of stock options or other dilutive instruments are assumed to be used to purchase common shares at the average market price during the period. The dilutive effect of convertible securities is reflected in diluted earnings (loss) per share by application of the if-converted method. Under this method, conversion shall not be assumed for the purposes of computing diluted earnings (loss) per share if the effect would be anti-dilutive. For the three months ended March 31, 2008 the Company had approximately 160,200,214 potentially dilutive shares which are included in the calculation of earnings (loss) per share, and 37,129,528 that were excluded in the calculation of earnings (loss) per share, as their effect would be anti-dilutive. For the period ended March 31, 2007 the Company had approximately 27,773,344 potentially dilutive shares which are included in the calculation of earnings per share, and 72,786,075 shares that were excluded in the calculation of earnings per share, as their effect would be anti-dilutive.

Diluted earnings (loss) per share for the three months ended March 31, 2007 was previously reported as $1.16 and has been restated to include shares issuable upon conversion of the senior secured convertible note and the impact that the assumed conversion would have on net income for the first quarter of 2007.

The following is an illustration of the reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share for the three months ended March 31, 2008:

	Income	Shares	Per-Share Amount
Basic earnings per share
Net income	$ 2,238,452	26,554,807	$ 0.08
Effect of dilutive securities
Options	-	-
Warrants	(4,885,562)	66,767,940
Convertible debentures and notes	885,688	93,432,274
Diluted earnings per share
Net income plus assumed conversions	$ (1,761,422)	186,755,021	$ (0.01)

The following is an illustration of the reconciliation of the restated numerators and restated denominators of the basic and diluted earnings (loss) per share for the three months ended March 31, 2007:

	Income (Restated)	Shares (Restated)	Per-Share Amount (Restated)
Basic earnings per share
Net income	$ 33,017,498	23,895,387	$ 1.38
Effect of dilutive securities
Options	-	2,032,772
Warrants	(22,736,407)	301,515
Convertible debentures and notes	(13,613,040)	25,439,057
Diluted earnings per share
Net income plus assumed conversions	$ (3,331,949)	51,668,731	$ (0.06)

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
March 31, 2008

3.  Significant Accounting Policies (continued)

c)  Use of estimates

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

d)  Recent accounting pronouncements

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

e) Reclassifications

Certain reclassifications have been made to the comparative financial statements to conform to the current year’s presentation.

4.  Derivative Contract Liabilities

As of March 31, 2008, the Company had the following derivative contract liabilities outstanding:

	Convertible Debentures		Senior Secured Convertible Notes		Private Placement Warrants	Total Derivative Contract Liabilities
	Beneficial Conversion Feature	Warrants	Beneficial Conversion Feature	Warrants
Derivative contract liabilities, December 31, 2007	$ 607,203	$ 77,252	$9,937,874	$ 13,197,933	$ 114,779	$ 23,935,041
Unrealized (gain) loss included in other revenue (expense) in the consolidated statements of operations	82,747	(5,017)	(4,873,244)	(969,536)	(7,302)	(5,772,352)
Derivative contract liabilities, March 31, 2008	$ 689,950	$ 72,235	$5,064,630	$ 12,228,397	$ 107,477	$ 18,162,689

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
March 31, 2008

4.  Derivative Contract Liabilities (continued)

Unrealized gains and losses, at fair value, are included in the consolidated balance sheets as current liabilities. Changes in the fair value of the derivative contract liabilities are recorded in earnings at the end of each quarter, and included in other revenue (expense) in the consolidated statements of operations.

Adoption of Statement of Financial Accounting Standards No. 157 (“FAS 157”)

Effective January 1, 2008, the Company adopted FAS 157, which among other things, requires enhanced disclosures about assets and liabilities carried at fair value. As defined in FAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes valuation techniques to convert future amounts to a single present amount, based on the value indicated by current market expectations about those future amounts. The Company primarily applies the income approach for recurring fair value measurements and attempts to utilize consistency in the selection of inputs into our valuation model. FAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and lowest priority to unobservable inputs (Level 3 measurement). The three levels of fair value hierarchy defined by FAS 157 are as follows:

•

Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. As of March 31, 2008, the Company had no Level 1 measurements.

•

Level 2 — Inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models consider various assumptions, including time value, volatility factors, risk-free interest rates, and current market prices for the underlying instruments, as well as other relevant economic measures. Where observable inputs are available, directly or indirectly, for substantially the full term of the liability, the instrument is categorized in Level 2. As of March 31, 2008, the Company’s derivative contract liabilities were valued using Level 2 measurements.

•

Level 3 — Inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. As of March 31, 2008, the Company had no Level 3 measurements.

5.  Senior Secured Convertible Notes Payable

The Company has 9.15% senior secured convertible notes (the “convertible notes”) outstanding, with a principal amount totaling $53.8 million as of March 31, 2008, and Series A warrants to purchase 66,614,856 shares of the Company’s common stock at $0.001 per share, as well as  Series B warrants to purchase 17,925,524 shares of the Company’s common stock at $0.65 a share. As of December 31, 2007, the outstanding principal totaled $53.8 million and the Company had Series A warrants to purchase 67,589,664 shares of common stock at $0.001 per share and Series B warrants to purchase 17,925,524 shares of common stock at $0.65 a share. As of March 31, 2008 and December 31, 2007, the notes and the accrued interest are convertible into common stock at the holders’ option at a rate of $0.65 per share.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
March 31, 2008

5.  Senior Secured Convertible Notes Payable (continued)

The Company analyzed the embedded conversion option and the related warrants pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” EITF 00-27 “Application of Issue No 98-5 to Certain Convertible Instruments,” and EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and determined it appropriate to record the fair value of the embedded beneficial conversion feature in the convertible notes and in the associated warrants as derivative contract liabilities, because the debt is considered non-conventional convertible debt.

In connection with the initial accounting the Company also recorded a discount on the debt, pursuant to the guidance provided by EITF 00-27. The debt discount totaled $53.2 million as of March 31, 2008 and December 31, 2007, and is currently being amortized using the effective interest method. Amortization expense recognized on the debt discount in the three months ended March 31, 2008 and 2007 was insignificant.

As of March 31, 2008 and December 31, 2007 the derivative liabilities attributed to the convertible notes had a fair market value of $17.3 million and $23.2 million, respectively. In the three months ended March 31, 2008 and 2007 the Company recognized non-cash gains on derivative contracts related to the convertible notes of $5.8 million and $35.9 million, respectively, due to the change in the fair value of the derivative contract liabilities.

6.  Convertible Debentures Payable

The Company has 10% secured convertible debentures (the “debentures”) outstanding, with a principal amount of $1.4 million as of March 31, 2008 and December 31, 2007, and warrants to purchase 500,000 shares of the Company’s common stock at a price of $0.001 per share.

The Company analyzed the embedded conversion option and the related warrants pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” EITF 00-27 “Application of Issue No 98-5 to Certain Convertible Instruments,” and EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and determined it appropriate to record the fair value of the embedded beneficial conversion feature in the convertible debentures and in the associated warrants as derivative contract liabilities, because the debt is considered non-conventional convertible debt due to a conversion price reduction feature contained in the debt agreements.

In connection with the initial accounting the Company also recorded a discount on the debt, pursuant to the guidance provided by EITF 00-27. The debt discount totaled $0.8 million as of March 31, 2008 and $0.9 million as of December 31, 2007, and is currently being amortized using the effective interest method.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
March 31, 2008

6.  Convertible Debentures Payable (continued)

Amortization expense of $113,142 and $21,428 was recognized on the debt discount in the three months ended March 31, 2008 and 2007, respectively.

As of March 31, 2008 and December 31, 2007 the derivative liability attributed to the debentures had a fair market value of $0.8 million and $0.7 million, respectively. In the three months ended March 31, 2008 and 2007 the Company recognized a non-cash loss of $77,730 and a non-cash gain of $2.0 million on derivative contract liabilities related to the debentures, respectively, due to the change in the fair value of the derivative contract liabilities.

7.  Related Party Transactions

The Company entered into transactions with related parties as follows. These amounts were recorded at the exchange amount, being the amount agreed to by the parties:

	Three months ended March 31, 2008	Three months ended March 31, 2007
Management and consulting fees paid to a director, persons related to directors or entities controlled by directors	$ 164,700	$ 181,693
Rent paid to a director, persons related to directors or entities controlled by directors or by persons related to directors	22,168	23,409
Oilfield services fee paid to a director’s family members or an entity controlled by a director’s family member	17,091	32,895
Overriding royalties paid to a corporation controlled by a director and /or a director’s family member	4,279	-
Note receivable from an entity whose CEO is a former director of the Company	200,000	300,000

a) As of December 31, 2007, approximately $48,000 was owed to a family member of a director and corporations controlled by directors of the Company with respect of unpaid fees and expenses. This amount was paid to the executor of the family member’s estate in January of 2008.

b) As of March 31, 2008, the Company held a $0.2 million promissory note receivable related to the sale of properties to Exterra Energy, Inc (formerly Green Gold, Inc.), of which one of the Company’s former directors, Gordon C. McDougall, is the Chief Executive Officer. The note bears interest of 10% per year and was due in full November 1, 2007. This maturity date was subsequently extended to July 2008.

c)  As of December 31, 2007, $0.2 million was payable related to the termination of the management agreement with Panterra Capital Inc. on December 13, 2007. This amount was paid to Panterra Capital Inc. in January of 2008.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
March 31, 2008

8.  Warrants Outstanding

Below is a summary of warrants outstanding at March 31, 2008:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2007	89,951,276	0.24
Warrants issued	-	-
Warrants expired	(25,000)	0.65
Warrants exercised	(974,808)	0.001
Outstanding at March 31, 2008	88,951,468	$ 0.23

9.  Stock-Based Compensation

The Company prospectively adopted SFAS 123(R), “Share-Based Payments,” upon the July 21, 2004 inception. The Company utilizes stock options to compensate key employees, directors, officers and consultants. Total stock based compensation expense was $0.4 million for the three months ended March 31, 2008 and $2.6 million for the three months ended March 31, 2007.

A summary of options granted during the quarter ended March 31, 2008 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	16,243,500	0.63	-
Options granted	-	-	-
Options forfeited or expired	(1,297,500)	0.27	-
Options exercised	-	-	-
Outstanding at March 31, 2008	14,946,000	$0.66	-

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
March 31, 2008

9.  Stock-Based Compensation (continued)

The table below summarizes the changes in the Company’s non-vested stock options that occurred during the quarter end March 31, 2008:

	Options	Weighted Average Grant Date Fair Value
Non-vested options outstanding at December 31, 2007	4,102,238	-
Options granted	-	-
Options vested	(718,752)	-
Options terminated	-	-
Non-vested options outstanding at March 31, 2008	3,383,486	-

As of March 31, 2008 and March 31, 2007, the Company had $1.8 and $8.3 million of unrecognized compensation expense related to non-vested stock-based compensation arrangements. The unrecognized compensation expense at March 31, 2008 is expected to be recognized over a weighted average period of 1.23 years.

10.  Commitments and Contingencies

Lawsuits

On September 25, 2006, UOS Energy, LLC (“UOS”) commenced a lawsuit against the Company, its former Chief Executive Officer, John Punzo, and its director, Roger Williams, in the Los Angeles Superior Court relating to the Company’s refusal to purchase certain tar sands leases in Utah in consideration of 1,000,000 shares of its common stock. The Company claimed the leases were not as represented and terminated the purchase agreement in November 2005. The lawsuit sought the Company’s issuance to UOS of a total of 5,900,000 shares of the Company’s common stock, cash royalties of 8% of any revenue from the Asphalt Ridge Tar Sands property transferred by it to Redrock Energy, Inc. in March 2006, additional shares of its common stock equal to the difference between a 12% royalty and the 8% cash royalty claimed, cash damages equal to 5,800,000 shares multiplied by the highest price per share at which the Company’s shares traded publicly between the date the shares were to be issued and the date of judgment under the lawsuit, additional cash damages of $5.5 million, and unspecified punitive damages and attorneys’ fees and costs.

During the pre-trial settlement meeting of March 3, 2008 both parties agreed to settle by completing the purchase of the tar sand leases in Utah, with UOS retaining the 100,000 Wentworth common shares initially issued for this transaction plus additional consideration of 800,000 common shares of Wentworth. By this settlement agreement, the lawsuit was discontinued as of March 3, 2008. As of March 31, 2008 the 800,000 common shares had not been issued, as this would contravene restrictions contained in the senior secured convertible note agreements concerning the issuance of new common stock. However, the Company is currently undertaking to have its senior secured convertible note agreement amended to allow for the issuance of the 800,000 shares of common stock. The Company believes there is a high probability that the noteholders will approve the amendment. Accordingly, a liability of $140,000 has been recorded in accounts payable and accrued liabilities on the Company’s consolidated balance sheets and a $140,000 loss has been recognized in other revenue (expense) on the Company’s consolidated statement of operations.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
March 31, 2008

10.  Commitments and Contingencies (continued)

Lawsuits (continued)

On February 13, 2008, Kenneth L. Berry and Savant Energy Corporation commenced a lawsuit against the Company, its former Chief Executive Officer, John Punzo, its President, Michael Studdard, its Chief Financial Officer, Francis Ling, and its former director, Gordon McDougall, in the County Court at Law No. 4 of Nueces County, Texas. The lawsuit related to the Company’s alleged breach of contract in which the plaintiff was to provide approximately $60.0 million in financing in consideration of 50% of the Company’s outstanding common stock. The lawsuit sought to require the Company’s continued performance of the alleged contract and/or recovery of any actual damages sustained by the plaintiff. In March 2008, the lawsuit was discontinued and the parties expect to resolve the matters by mediation. Management believes that financial loss, if any, is not determinable. Accordingly, no accrual for a loss contingency was recorded.

Contingent Liabilities

Along with the Company’s counsel, management monitors developments related to these legal matters and, when appropriate, makes adjustments to recorded liabilities to reflect current facts and circumstances. As of March 31, 2008 management identified a potential liability related to the Senior Secured Convertible Notes. If the Company fails to meet the amended deadline for the effectiveness of the registration statement of June 30, 2008, then the Company would be in default and required to pay liquidated damages of approximately $100,000. The damages would then be retroactive to March 19, 2008 and an additional $100,000 would be due every 30 days thereafter until the effectiveness deadline is met. Additionally, if the Company fails to meet the amended effectiveness deadline it will default on the terms of its Senior Secured Convertible Notes. Management is currently undertaking to meet the amended effectiveness deadline of June 30, 2008.

11.  Segment Information

Since the July 2006 acquisition of Barnico Drilling, Inc. (“Barnico”), a drilling company, the Company’s operations have been focused on two segments, drilling operations and oil and gas production. The drilling segment was engaged in the land contract drilling of oil and natural gas wells. Its operations reflected revenues from contracting one of Barnico’s two drilling rigs and crew to third parties. The oil and gas production segment effectively began active operations in 2006. The oil and gas segment is engaged in the development, acquisition and production of oil and natural gas properties. Management reviews and evaluates the segment operations separately. The contract drilling activities diminished significantly over the past 12 months and its equipment is currently held-for-sale. The operations of both segments have focused on counties in East Texas. The Company evaluates the segments based on income (loss) from operations.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
March 31, 2008

11.  Segment Information (continued)

Segment activity for the three months ended March 31, 2008 and 2007 is shown below (in thousands):

	Three months ended March 31,
	2008	2007
Revenues
Oil and gas revenues	$ 78	$ 165
Drilling revenues	-	865
Total revenues	$ 78	$ 1,030

	Three months ended March 31,
	2008	2007
Operating income (loss) [1]
Oil and gas	$ (1,636)	$ (3,141)
Drilling	(33)	(253)
Total operating income (loss)	(1,669)	(3,394)
Interest and finance costs	(1,773)	(1,649)
Other income (expense), net	5,680	38,060
Income (loss) before income tax	2,238	33,017
Income tax benefit (expense)	-	-
Income (loss)	$ 2,238	$ 33,017

	March 31, 2008	December 31, 2007
Identifiable Assets [2]
Drilling	$ 3,090	$ 3,209
Oil and gas	27,820	27,717
Corporate assets	10,095	11,973
Total assets	$ 41,005	$ 42,899

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
March 31, 2008

11.  Segment Information (continued)

	Three months ended March 31,
	2008	2007
Capital Expenditures
Drilling	$ -	$ 16
Oil and gas	1	1,676
Other	2	140
Total capital expenditures	$ 3	$ 1,832

	Three months ended March 31,
	2008	2007
Depreciation, Depletion and Amortization
Drilling	$ -	$ 110
Oil and gas	19	80
Other	-	-
Total depreciation, depletion and amortization	$ 19	$ 190

1

Operating income is total operating revenues less operating expenses, depreciation, depletion and amortization and does not include non-operating revenues, general corporate expenses, interest expense or income taxes.

2

Identifiable assets are those used in Wentworth’s operations in each industry segment. Corporate assets are principally cash and cash equivalents, short-term investments, furniture and equipment.

12.  Subsequent Events

In 2006, the Company initiated a lawsuit against KLE Mineral Holdings, LLC (“KLE”) and Fay Russell of Lexington, Kentucky in the District Court of Tarrant County, Texas, for the recovery of $118,000 of deposits and interest, attorney’s fees and costs as a result of KLE’s failure to refund, as agreed, $118,000 of option payments made by the Company in 2005 in connection with certain coal mineral interests in the Hazard Coal District in eastern Kentucky. In 2007 KLE and Fay Russell filed countersuits against the Company and a settlement agreement was reached late in 2007. Effective April 1, 2008, a release and discharge was executed in respect of the payment of $26,100 by the Company to Fay Russell.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
March 31, 2008

12.  Subsequent Events (continued)

The Company’s wholly-owned subsidiary, Barnico Drilling Inc., (“Barnico”) was acquired in July 2006, contemporaneously with the acquisition of a 90% mineral rights interest known as the P.D.C. Ball mineral property covering 27,557 gross acres from Roboco Energy, Inc. Barnico is an East Texas drilling contractor with two drilling rigs. The contract drilling activities diminished significantly over the past twelve months and the venture proved to be unsuccessful. In order to recoup part of its investment, the Company expects to complete in May 2008 the sale of all of the outstanding shares of Barnico to CamTex Energy, Inc., a Colorado corporation owned by George Barnes (a related party to the Company), in exchange for a purchase price equal to $3,500,000. The Company will receive $50,000 on the closing of the sale transaction, and a promissory note in the amount of $3,450,000. The interest rate on the promissory note will be 10% per annum, with interest payable quarterly and the principal payable at the maturity date, May 2009. In connection with the sale transaction, Barnico will agree to provide the Company with the preferential right, but not the obligation, to use Barnico’s drilling services for all oil and gas properties and interests owned, leased and/or operated by the Company in the State of Texas for a period of two years. The Company is currently undertaking to have its senior secured convertible note agreements amended to allow for the release of the equipment as security for the senior secured convertible notes. The Company believes that there is a high probability that the noteholders will approve the amendment.

The drilling rigs and other equipment to be included in the sale have a net book value after impairment of $3,090,030 as of March 31, 2008, and have been included in the consolidated balance sheets as assets held-for-sale. In early 2008, the Company obtained an independent appraisal of Barnico’s equipment and recognized an impairment charge of approximately $2.7 million in the Company’s December 31, 2007 consolidated balance sheets and its consolidated statements of operations for the year then ended. Current assets and liabilities of Barnico, including cash of $88,170, prepaid expenses of $27,758 and accounts payable of $2,816 as of March 31, 2008, will be retained by Wentworth Energy, Inc. under the sale provisions. The preferential right discussed above is considered to be continuing involvement with Barnico’s future operations. As such, its results of operations have not been presented as discontinued operations.

The following schedule details Barnico’s property and equipment to be included in the sale as of March 31, 2008:

	Cost	Accumulated Depreciation	Allowance for Impairment	March 31, 2008 Net Book Value
Rigs and equipment	$ 5,971,938	$ 572,988	$ 2,670,525	$ 2,728,425
Vehicles	195,500	42,099	-	153,401
Construction equipment	233,500	25,296	-	208,204
	$ 6,400,938	$ 640,383	$ 2,670,525	$ 3,090,030

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Item 7 of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 and the Notes to Consolidated Financial Statements contained in this report. Our consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q contain additional information that should be referred to when reviewing this material. Certain statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, which could cause actual results to differ from those expressed in this report.

Cautionary statement regarding forward-looking statements

Various statements in this report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future reserves, production, revenues, income and capital spending. When we use the words “will,” “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project” or their negatives, other similar expressions or the statements that include those words, it usually is a forward-looking statement.

The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors detailed below and discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the SEC on April 14, 2008. All forward-looking statements speak only as of the date of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties relate to, among other matters, the following:

•

our business strategy,

•

estimated quantities of gas and oil reserves,

•

uncertainty of commodity prices in oil and gas,

•

our financial position,

•

our cash flow and liquidity,

•

replacing our gas and oil reserves,

•

our inability to retain and attract key personnel,

•

uncertainty regarding our future operating results,

•

uncertainties in exploring for and producing gas and oil,

•

availability of drilling and production equipment and field service providers,

•

disruptions to, capacity constraints in or other limitations on the pipeline systems which deliver our gas and other processing and transportation considerations,

•

our inability to obtain additional financing necessary to fund our operations and capital expenditures and to meet our other obligations,

•

competition in the oil and gas industry,

•

the effects of government regulation and permitting and other legal requirements,

•

plans, objectives, expectations and intentions contained in this report that are not historical, and

•

other factors discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2007 and filed with the SEC on April 14, 2008.

Overview

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

Our financial position is critically dependent upon the following: (1) successful discovery and economical recovery of adequate hydrocarbons on our properties; and (2) access to additional equity and/or other forms of funding. There can be no assurance that we will be successful in any of these matters.

During late 2006 and first quarter of 2007, we drilled a total of six wells on our property. Two wells were dry holes and we found gas in four wells. Two of the four successful wells have been put into production since the second quarter of 2007 and the other two wells were shut-in until we have the means to dispose of the excess water produced during gas production, in an economical manner, such as converting one of the dry wells into a water disposal well. The feasibility study is underway and the decision has not been made at this time. During January 2008, production from these two producing wells was suspended due to a considerable increase in water production. The remedial work during the first quarter of 2008 was unsuccessful and these wells were shut-in until a water disposal well is available.

Our current production is derived from two wells, namely Shiloh #1 and #3 in Freestone County, acquired from an unrelated party. These wells have a combined gross production of approximately 200 MCF per day.

Due to a lack of capital, the Company deferred all its drilling activity in the latter part of 2007 and the first quarter of 2008. However, during this period, our geologists continued to generate a number of low risk and high probability drilling locations in our property. We expect this will significantly reduce the lead time to commence drilling, when sufficient new capital becomes available.

Our wholly-owned subsidiary, Barnico Drilling, Inc. had a significant decline in drilling revenue commencing in the second half of 2007. Further, due to lack of capital, we were unable to utilize Barnico’s resources to drill our own properties. In order to recoup part of our investment, we held Barnico out for sale and expect to complete the sale in May 2008 of all of the outstanding shares of Barnico to CamTex Energy, Inc., a company owned by George Barnes, a related party to the Company, for $3,500,000. We will receive $50,000 on the closing of the sale and a promissory note in the amount of $3,450,000. See Note 12, “Subsequent Events”, in the Notes to Consolidated Financial Statements for a more detailed description of the transaction.

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

Marathon reportedly gathered seismic data during 2007 and identified drilling locations for deep wells within the lease. We understand a location to drill the first deep well was identified by Marathon and drilling is expected to commence during the second quarter of 2008.

On the remaining approximately 18,000 gross acres of P.D.C. Ball Property, we are actively seeking significant industry partners to jointly develop the property. Several companies have expressed an interest in participating in a similar arrangement as the Marathon lease described above. Management is presently considering these proposals and conducting necessary due diligence. We are expecting to begin negotiations with one of these parties during the second quarter of 2008.

Freestone County, Texas Bracken Well 1 and 2

In September 2006, we acquired from an unrelated party a mineral lease of approximately 193 acres which is surrounded by the P.D.C. Ball Property for the sum of $67,711. The acquisition was to fill a “hole” in the P.D.C. Ball mineral block and it represents what our geologists have determined to possess low risk and high probability drilling locations. During January 2007, Bracken #1 was successfully drilled and commenced production in February 2007. We have a 100% working interest and a net revenue interest of 76.25% in this well. Through December 2007, this well produced 93 MMCF of natural gas. Since January 2008, gas production from Bracken #1 was erratic due to mechanical problems and excessive water production. During March 2008, management decided to shut in this well and to resume production when a nearby water disposal well is available. Abandonment of this well is not contemplated at this time as management believes there is a significant behind-pipe reserve. Bracken #2 was drilled during March 2007 and it was a dry hole.

Freestone County, Texas Shiloh Well 1 and 3

Shiloh 1 and 3 wells were existing wells and have produced natural gas since the 1970s. They are located on 640 acres within the P.D.C. Ball Property, from which we previously received only a 12.5% royalty. During January 2007, we purchased a 50% working interest in both wells from an unrelated party for the sum of $200,000. By this acquisition, we increased our net revenue interest to 38.75% and 38.50% in Shiloh 1 and 3, respectively and became the operator. Total production from these wells to December 2007 was 57 MMCF. During the first quarter of 2008, the Shiloh wells produced approximately 11 MMCF. The reduced production was attributed to down-hole problems of Shiloh #3. Production of gas from Shiloh #3 was suspended for remedial work in January 2008 and production was resumed in early February. We have not fully resolved the production problems yet, further remedial work is required.

Divesting Less Valuable Assets

In December 2006, we sold several small oil and gas interests in north-central, western and southern Texas to Exterra Energy, Inc. (formerly Green Gold Energy, Inc.). We continue to carry a $200,000 promissory note secured by mortgages on these properties. The note was revised in March 2008 to require the payments to begin in April 2008 with the last payment due in July 2008 to include all accrued interest. Exterra Energy failed to make the April 2008 principal repayment of $50,000, reportedly because of a delay in Exterra’s financing. The management of Exterra has assured us that the delay is temporary and that they intend to resume the payments, and provided us 360,000 shares of their common stock, valued at $250,000, as additional security for the debt.

Results of Operations

Overview

The Company had net income of $2.2 million for the three months ended March 31, 2008 compared to net income of $33.0 million for the three months ended March 31, 2007. The decrease in income was principally due to the decrease in the non-cash gain on the derivative liabilities as a result of the change in their fair values described further in Notes 5 and 6 in the notes to the consolidated financial statements. The non-cash gain was $5.8 million and $37.9 million for the three months ended March 31, 2008 and 2007, respectively. In addition, general and administrative expenses decreased by $1.3 million between the two quarters.

Two of the six wells drilled in 2006 and 2007 were completed as producing wells. However, due to the excessive saltwater production from these wells, remedial procedures must be performed before sustained production from these wells will be realized. The Shiloh #1 and Shiloh #3 wells purchased in January 2007 were producing wells upon acquisition. However, the Shiloh #3 well is currently undergoing remedial work which has contributed to the decrease in production revenue.

Revenues

Revenue from oil and gas sales was $78,000 for the three months ended March 31, 2008 compared to $165,000 for the three months ended March 31, 2007. The decline in production revenue was primarily due to the shut-in of the two main producing wells namely Bracken #1 and Redlake #1R during December of 2007. Consequently, revenue for three months ending March 31, 2008 was mainly derived from royalties of $45,000 and production from Shiloh #1 and #3 of $33,000. Resumption of gas production from Bracken #1 and Redlake 1R is unlikely in the near term until we have sufficient resources to convert one of the non-producing wells into a water disposal well. With respect to the Shiloh #3 well, we have received authorization from the other working interest holders to proceed with down-hole remedial work which may include perforating a higher zone for production.

Assets Held for Sale

Since the July 2006 acquisition of Barnico, a drilling company, we view our operations as two segments, drilling operations and oil and gas production. The drilling segment is engaged in the land contract drilling of oil and natural gas wells. Its operations reflected revenues from contracting one of Barnico’s two drilling rigs and crew to third parties.

However, commencing in the second half of 2007, Barnico had a significant decline in drilling revenue. Further, due to lack of capital, we were unable to utilize Barnico’s resources to drill our own properties. The Company expects to complete in May 2008 the sale of all of the outstanding shares of Barnico. In connection with the sale transaction, Barnico will agree to provide the Company with preferential right to use Barnico’s drilling services for all oil and gas properties and interests owned, leased and/or operated by the Company in Texas for a period of two years. This preferential right is considered to be a continuing involvement with Barnico’s operations. As such, its results of operations have not been presented as discontinued operations. See Note 12, “Subsequent Events”, in the Notes to Consolidated Financial Statements for a more detailed description of the transaction. The drilling rigs and other equipment have been reclassified as assets held-for-sale on the interim consolidated balance sheet. There was no revenue from drilling operations for the three months ended March 31, 2008 and $0.9 million in revenue for the three months ended March 31, 2007. Significant expenses of the drilling operations during the three months ended March 31, 2007 were $0.5 million of drilling costs, $0.5 million of general and administrative expenses and $0.2 million of salaries and wages. There were no significant expenses for the three months ended March 31, 2008. Net losses for the three months ended March 31, 2008 and 2007, were $15,000 and $253,000, respectively.

Operating Expenses

Our operating costs totaled $1.7 million for the three months ended March 31, 2008 compared to $4.4 million for the three months ended March 31, 2007. The $2.7 million decrease in expenses was primarily due to the decrease of $1.6 million in general and administrative expenses discussed below. Other decreases in expenses of $0.6 million from the first quarter of 2007 to the first quarter of 2008 were due to the deferment of drilling activities due to our lack of capital.

General and Administrative

Total general and administrative costs were $1.7 million for the three months ended March 31, 2008 versus $3.3 million for the three months ended March 31, 2007, a net decrease of $1.6 million. The following comparative table provides detail of the most significant general and administrative costs:

	Three months ended March 31,		Increase (Decrease)
	2008	2007
Management and administrative services	$ 193,440	$ 181,861	$ 11,579
Stock based compensation	384,448	2,577,724	(2,193,276)
Legal fees	195,340	122,042	73,298
Audit and accounting fees	508,234	259,588	248,646
Directors’ services	25,000	-	25,000
Miscellaneous	373,347	185,099	188,248
Total	$ 1,679,809	$ 3,326,314	$(1,646,505)

General and administrative expenses for the three months ended March 31, 2008 and 2007 included $0.4 million and $2.6 million, respectively, of non-cash stock-based compensation relating to stock options vesting during those periods to officers, directors and consultants. No stock options were granted in the first quarter of 2008, which accounted for most of the decrease in stock-based compensation. The overall decrease in general and administrative expenses was partially offset by the increases in audit and accounting fees, director’s fees and miscellaneous general and administrative expenses. The increase in audit and accounting fees was partially due to Sarbanes-Oxley Section 404 compliance work that was required for the 2007 annual report, which had not been previously required. The additional accounting and audit fees were for work done on accounting issues for the 2007 annual report.

Finance and Interest Costs

Finance and interest costs were $1.8 million in the three months ended March 31, 2008, which was an increase of $124,000 from the three months ended March 31, 2007. Finance and interest costs relate primarily to interest accrued on our senior secured convertible notes and our convertible debentures.

Other (Income) Expense

The Company had $4.0 million of other income for the three months ended March 31, 2008 versus $36.4 million in other income for the three months ended March 31, 2007. The largest component thereof for the first quarter of 2008 was a $5.8 million non-cash gain from derivative transactions related to the change in the fair value of the derivative contract liability, as compared to a $37.9 million non-cash gain during the first quarter of 2007. The derivative contract liabilities relate to the fair value of the beneficial conversion feature of our convertible debentures and senior secured convertible notes issued in 2006 and the fair value of the related warrants. Under guidance from SFAS No. 133 and EITF 00-19, 00-27 and 05-2, the Company is required to report the liability at fair value and record the fluctuation in the fair value to current operations. (See “Liquidity and Capital Resources” below in this section, and see Note 5, “Senior Secured Convertible Notes Payable,” and Note 6, “Convertible Debentures Payable,” in the Notes to Consolidated Financial Statements for a more detailed description of the transaction.)

Liquidity and Capital Resources

During the three months ended March 31, 2008, our operating activities used $1.1 million of cash primarily due to significant losses from operations before consideration of all non-cash expenses and income such as depreciation, depletion, stock based compensation, and gains on derivative contracts.

During the three months ended March 31, 2007, we used $1.8 million of cash to develop our oil and gas properties and to purchase equipment. We also used $1.9 million of cash in our operating activities primarily due to significant losses from operations before consideration of all non-cash expenses and income such as depreciation, depletion, stock based compensation, and gains on derivative contracts.

We have incurred significant, recurring losses from operations and have a working capital deficiency. These factors have raised substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon achieving profitable operations, maintaining compliance with the terms of the amended debt agreements with our senior secured convertible noteholders and convertible debenture holders, and the injection of additional capital. The outcome of these matters cannot be predicted at this time.

Our primary use of cash is currently our general and administrative costs such as professional fees and  management fees. In order to maintain our operations, our cash needs are approximately $0.4 million to $0.5 million monthly. Capital expenditures are subject to available funds. In addition to our general and administrative costs, our short-term liquidity requirements for the next twelve months include the payment of accrued interest, cash requirements for our oil and gas production expenses and, if funds permit, drilling costs. Our long-term liquidity requirements are substantially similar to our short-term liquidity requirements. We are reliant on obtaining adequate financing for our operations and capital needs. These factors raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of March 31, 2008 and December 31, 2007, we had no off-balance sheet arrangements reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)). Based upon their evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2008.

Our management identified a material weakness in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board. The Company’s financial reporting includes various highly complex technical accounting issues such as derivatives, stock-based compensation expense, and standardized measure of discounted future cash flow calculations. The Company does not have adequate personnel who are knowledgeable of the application of appropriate accounting and financial reporting principles for highly technical accounting issues that may arise. In addition, there is a lack of monitoring of the financial reporting process by management and an independent audit committee. Management intends to address these issues by enhancing accounting support throughout the year, providing additional training in highly technical and complex accounting areas that apply to the Company, as well as attempting to improve its monitoring processes during 2008.

During the first quarter of 2008, there have been no significant changes in our internal controls over financial reporting that has materially affected these internal controls.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are not aware of any proceedings contemplated by a governmental authority. We are party to litigation as follows.

On September 25, 2006, UOS Energy, LLC (“UOS”) commenced a lawsuit against us, our then-Chief Executive Officer, John Punzo, and our director, Roger Williams, in the Los Angeles Superior Court relating to our refusal to purchase certain tar sands leases in Utah in consideration of 1,000,000 shares of our common stock. We claimed the leases were not as represented and terminated the purchase agreement in November 2005. The lawsuit sought our issuance to UOS of a total of 5,900,000 shares of our common stock, cash royalties of 8% of any revenue from the Asphalt Ridge Tar Sands property transferred by us to Redrock Energy, Inc. in March 2006, additional shares of our common stock equal to the difference between a 12% royalty and the 8% cash royalty claimed, cash damages equal to 5,800,000 shares multiplied by the highest price per share at which our shares traded publicly between the date the shares were to be issued and the date of judgment under the lawsuit, additional cash damages of $5.5 million, and unspecified punitive damages and attorneys’ fees and costs. During the pre-trial settlement meeting of March 3, 2008 both parties agreed to settle by completing the purchase of the tar sand leases in Utah, with UOS retaining the 100,000 Wentworth common shares initially issued for this transaction plus additional consideration of 800,000 common shares of Wentworth. By this settlement agreement, the lawsuit was discontinued as of March 3, 2008.

On February 13, 2008, Kenneth L. Berry and Savant Energy Corporation commenced a lawsuit against us, our former Chief Executive Officer, John Punzo, our President, Michael Studdard, our Chief Financial Officer, Francis Ling, and our former director, Gordon McDougall, in the County Court at Law No. 4 of Nueces County, Texas. The lawsuit related to the Company’s alleged breach of contract in which the plaintiff was to provide approximately $60.0 million in financing in consideration of 50% of the Company’s outstanding common stock. The lawsuit sought to require the Company’s continued performance of the alleged contract and/or recovery of any actual damages sustained by the plaintiff. In March 2008, the lawsuit was discontinued and the parties expect to resolve the matter by mediation.

We are a party to various legal actions that arise in the ordinary course of our business. Based in part on consultation with legal counsel, we believe that (i) the liability, if any, under these claims will not have a material adverse effect on us, and (ii) the likelihood that the liability, if any, under these claims is material is remote.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table describes all securities we issued during the period covered by this report without registering the securities under the Securities Act.

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (A)
Feb. 25, 2008	Common stock	139,300	Highbridge International LLC	Nil	Warrants exercised by cashless exercise of 140,037 warrants	Sec. 4(2)
Feb. 26, 2008	Common stock	566,943	David Propis	Nil	Warrants exercised by cashless exercise of 569,422 warrants	Sec. 4(2)
Mar.04, 2008	Common stock	98,827	Highbridge International LLC	Nil	Warrants exercised by cashless exercise of 99,380 warrants	Sec. 4(2)

Mar.13, 2008	Common stock	56,373	Highbridge International LLC	Nil	Warrants exercised by cashless exercise of 56,688 warrants	Sec. 4(2)
Mar.28, 2008	Common stock	108,500	Highbridge International LLC	Nil	Warrants exercised by cashless exercise of 109,281 warrants	Sec. 4(2)

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

None.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the first quarter of 2008.

Item 5.  Other Information

None.

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

* Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WENTWORTH ENERGY, INC.

Date: May 15, 2008

/s/ David W. Steward

David W. Steward, duly authorized officer

and Principal Executive Officer

Date: May 15, 2008

/s/ Francis K. Ling

Francis K. Ling, Principal Financial Officer

Exhibit 31.1.   Certification by Chief Executive Officer

I, David W. Steward, Chief Executive Officer of Wentworth Energy, Inc. (the “Company”), certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Wentworth Energy, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the Company’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

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

May 15, 2008

/s/ David W. Steward

David W. Steward, Chief Executive Officer

Exhibit 31.2.   Certification by Chief Financial Officer

I, Francis K. Ling, Chief Financial Officer of Wentworth Energy, Inc. (the “Company”), certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Wentworth Energy, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the Company’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

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

May 15, 2008

/s/ Francis K. Ling

Francis K. Ling, Chief Financial Officer

Exhibit 32.1.   Section 1350 Certification by Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wentworth Energy, Inc. (the “Company”) on Form 10-Q for the quarter ending March 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, David W. Steward, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ David W. Steward

David W. Steward, Chief Executive Officer

May 15, 2008

Exhibit 32.2.   Section 1350 Certification by Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wentworth Energy, Inc. (the “Company”) on Form 10-Q for the quarter ending March 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Francis K. Ling, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Francis K. Ling

Francis K. Ling, Chief Financial Officer

May 15, 2008