Form 10-Q
period 2008-06-30
Wentworth Energy, Inc.
filed 2008-08-19
CIK 1138932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   33,434,521 shares of $0.001 par value common stock as of  August 10, 2008 .

PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

Wentworth Energy, Inc.
Consolidated Balance Sheets
	June 30, 2008 (Unaudited)	December 31, 2007 (Restated)
Assets
Current
Cash	$ 196,117	$ 3,641,313
Accounts receivable and accrued receivables	349,375	143,988
Unbilled receivables	-	16,483
Note receivable, related party	200,000	200,000
Federal income tax receivable	-	74,043
Prepaid expenses	84,102	131,831
Total Current Assets	829,594	4,207,658

Long Term
Certificates of deposit – restricted	77,124	77,124
Oil and gas properties (successful efforts):
Royalty interest, net	253,446	267,463
Proved oil and gas properties, net	17,324,548	17,146,829
Unproved oil and gas properties	10,303,076	10,303,076
Equipment, net	135,617	161,048
Assets of business transferred under note receivable	3,040,030	-
Equipment, net – subject to sale agreement	-	3,090,030
Deferred finance costs, net of accumulated amortization of $1,508,775 and $357,646, respectively	6,494,857	7,645,986

Total Long Term Assets	37,628,698	38,691,556
Total Assets	$ 38,458,292	$ 42,899,214

The accompanying notes are an integral part of these consolidated financial statements.

Wentworth Energy, Inc.
Consolidated Balance Sheets
	June 30, 2008 (Unaudited)	December 31, 2007 (Restated)
Liabilities
Current
Accounts payable and accrued liabilities	$ 405,275	$ 675,941
Accrued interest payable	1,677,369	718,012
Due to related parties	-	47,692
Deferred gain	200,000	200,000
Derivative contract liabilities	5,921,627	21,439,645
Total Current Liabilities	8,204,271	23,081,290

Long Term
Asset retirement obligation	146,522	140,115
Convertible debentures payable, net of discount of $612,642 and $870,398, respectively	805,931	548,175
Senior secured convertible notes payable, net of discount of $32,268,918 and $35,277,552, respectively	21,507,654	18,499,020
Total Liabilities	30,664,378	42,268,600

Commitments and contingencies (Note 10)

Stockholders’ Equity
Preferred stock, $0.001 par value
2,000,000 shares authorized
Nil shares issued and outstanding	-	-
Common stock, $0.001 par value
300,000,000 shares authorized
29,199,941 and 26,249,764 issued and outstanding,
respectively	29,199	26,249
Additional paid-in capital	40,484,344	39,549,267
Accumulated Deficit	(32,719,629)	(38,944,902)
Total Stockholders’ Equity	7,793,914	630,614

Total Liabilities and Stockholders’ Equity	$ 38,458,292	$ 42,899,214

The accompanying notes are an integral part of these consolidated financial statements.

Wentworth Energy, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Revenue
Oil and gas revenue	$ 142,139	$ 411,793	$ 220,252	$ 576,410
Drilling revenue	-	4,850	-	870,013
Total revenue	142,139	416,643	220,252	1,446,423
Operating Expenses
Production costs	19,191	206,554	63,898	280,112
Drilling costs	-	52,333	-	518,610
Salaries and payroll taxes	-	33,762	-	203,654
Depreciation and depletion	24,222	337,271	43,085	527,655
Property evaluation costs	-	24,496	2,876	210,877
Impairment of oil and gas properties	-	-	1,121	11,208
General and administrative	1,048,287	5,568,170	2,728,096	8,894,484
Total operating expenses	1,091,700	6,222,586	2,839,076	10,646,600
Loss from operations	(949,561)	(5,805,943)	(2,618,824)	(9,200,177)

Other Income (Expense)
Interest income	14,277	32,874	36,234	95,159
Interest and finance costs	(3,433,372)	(1,921,489)	(6,608,195)	(3,570,064)
Other income	38,256	-	64,140	-
Loss on settlement of lawsuit	(26,100)	-	(166,100)	-
Loss on sale of oil and gas properties	-	(20,520)	-	(20,520)
Unrealized gain on derivative contracts	9,930,708	42,017,169	15,518,018	80,015,191
Total other income (expense)	6,523,769	40,108,034	8,844,097	76,519,766

Net Income	$ 5,574,208	$34,302,091	$ 6,225,273	$67,319,589

Basic earnings per share	$ 0.20	$ 1.42	$ 0.23	$ 2.81
Diluted loss per share	$ (0.01)	$ (0.12)	$ (0.01)	$ (0.18)

Weighted average shares outstanding
Basic	27,701,827	24,038,498	27,132,241	23,968,365
Diluted	186,695,203	48,342,662	186,268,398	50,892,173

The accompanying notes are an integral part of these consolidated financial statements.

Wentworth Energy, Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)
For the six months ended June 30, 2008
	Number of Shares	Par Value	Additional Paid-in Capital	Deficit Accumulated	Total
Balance, December 31, 2007, restated	26,249,764	$26,249	$39,549,267	$(38,944,902)	$ 630,614
Stock-based compensation	-	-	384,448	-	384,448
Issuance of common stock upon exercise of warrants	969,943	970	-	-	970
Net income for the period, restated	-	-	-	651,065	651,065
Balance, March 31, 2008, restated	27,219,707	27,219	39,933,715	(38,293,837)	1,667,097
Stock-based compensation	-	-	411,429	-	411,429
Issuance of common stock upon exercise of warrants	1,180,234	1,180	-	-	1,180
Issuance of common stock for settlement of lawsuit	800,000	800	139,200	-	140,000
Net income for the period	-	-	-	5,574,208	5,574,208
Balance, June 30, 2008	29,199,941	$29,199	$40,484,344	$(32,719,629)	$7,793,914

The accompanying notes are an integral part of these consolidated financial statements.

Wentworth Energy, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the six months ended
	June 30, 2008	June 30, 2007
Cash Flows from Operating Activities
Net income	$ 6,225,273	$ 67,319,589
Adjustments to reconcile net income to net cash provided by continuing activities:
Depreciation and depletion	43,085	527,655
Amortization of discount on convertible debentures	257,756	52,921
A Amortization of discount on senior secured notes	3,008,634	-
Amortization of deferred financing costs	1,151,129	1,515,574
Accretion of asset retirement obligation	6,407	21,956
Stock-based compensation	795,877	6,012,322
Gain on derivative contracts	(15,518,018)	(80,015,191)
Loss on sale of equipment	1,788	20,520
Impairment of oil and gas properties	1,121	11,208
Stock issued for settlement of lawsuit and other	140,000	159,188
Change in operating assets and liabilities:
Accounts receivable and accrued receivables	(252,154)	21,657
Unbilled receivables	16,483	-
Federal income tax receivable	74,043	-
Prepaid expenses	47,729	(459,625)
Accounts payable and accrued liabilities	(270,666)	498,220
Accrued interest payable	1,014,273	653,377
Due to related parties	(47,692)	36,720
Net Cash Used in Operating Activities	(3,304,932)	(3,623,909)

Cash Flows from Investing Activities
Additions to oil and gas properties	(202,003)	(1,425,932)
Purchase of other property and equipment	(2,261)	(281,404)
Proceeds from sale of property and equipment	14,000	100,000
Proceeds from transfer of assets under note receivable	50,000	-
Change in restricted cash, net	-	757,450
Purchase of certificates of deposit - restricted	-	(51,694)
Net Cash Used in Investing Activities	(140,264)	(901,580)

Cash Flows from Financing Activities
Common stock issued for cash, including exercise of options	-	80,000
Net Cash Provided by Financing Activities	-	80,000

Net Decrease in Cash	(3,445,196)	(4,445,489)

Cash at beginning of period	3,641,313	4,445,489

Cash at end of period	$ 196,117	$ -

Wentworth Energy, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the six months ended
	June 30, 2008	June 30, 2007
Supplemental Disclosure of Cash Flow Information
Interest paid	$ 1,231,319	$ 705,693
Supplemental Disclosure of Non-Cash Transactions
Shares issued upon cashless exercise of warrants	$ 2,950	$ -

The accompanying notes are an integral part of these consolidated financial statements.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
June 30, 2008

1.   Nature of Operations

Wentworth Energy, Inc. (“Wentworth” or the “Company”) is an exploration and production company engaged in oil and gas exploration and production primarily in the East Texas area. The Company’s strategy is to lease all of its property in exchange for royalty interests and working interest participation in shallow zones.

2.  Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Wentworth Energy, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Wentworth Energy’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2007 as reported in the Form 10-KSB have been omitted.

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
June 30, 2008

3.  Significant Accounting Policies (continued)

b)  Earnings (loss) per share

Basic earnings per share has been calculated based on the weighted average number of common shares outstanding during the period. The Company uses the treasury stock method of calculating diluted per share amounts, whereby any proceeds from the exercise of stock options or other dilutive instruments are assumed to be used to purchase common shares at the average market price during the period. The dilutive effect of convertible securities is reflected in diluted loss per share by application of the if-converted method. Under this method, conversion shall not be assumed for the purposes of computing diluted loss per share if the effect would be anti-dilutive. For the three months ended June 30, 2008 the Company had approximately 158,993,376 potentially dilutive shares which are included in the calculation of loss per share, and 37,351,617 that were excluded in the calculation of loss per share, as their effect would be anti-dilutive. For the six months ended June 30, 2008 the Company had approximately 159,136,157 potentially dilutive shares which are included in the calculation of loss per share, and 37,208,835 that were excluded in the calculation of loss per share, as their effect would be anti-dilutive.

The following is an illustration of the reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share for the three months ended June 30, 2008:

	Income	Shares	Per-Share Amount
Basic earnings per share
Net income	$ 5,574,208	27,701,827	$ 0.20
Effect of dilutive securities
Options	-	-
Warrants	(6,008,426)	65,348,088
Convertible debentures and notes	(488,910)	93,645,288
Diluted loss per share
Net income plus assumed conversions	$ (923,128)	186,695,203	$ (0.01)

The following is an illustration of the reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share for the six months ended June 30, 2008:

	Income	Shares	Per-Share Amount
Basic earnings per share
Net income	$ 6,225,273	27,132,241	$ 0.23
Effect of dilutive securities
Options	-	-
Warrants	(6,804,269)	65,490,870
Convertible debentures and notes	(2,104,584)	93,645,287
Diluted loss per share
Net income plus assumed conversions	$ (2,683,580)	186,268,398	$ (0.01)

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
June 30, 2008

3.  Significant Accounting Policies (continued)

b)  Earnings (loss) per share (continued)

For the three months ended June 30, 2007, the Company had approximately 25,271,399 potentially dilutive shares which are included in the calculation of loss per share, and 98,536,201 shares that were excluded in the calculation of loss per share, as their effect would be anti-dilutive.  For the six months ended June 30, 2007 the Company had approximately 25,085,532 potentially dilutive shares which are included in the calculation of loss per share and 98,536,201 shares that were excluded in the calculation of loss per share, as their effect would be anti-dilutive.  Diluted earnings (loss) per share for the three and six months ended June 30, 2007 were previously reported as $1.36 and $2.68, respectively, and have been restated to include shares issuable upon conversion of the senior secured convertible notes and the impact that the assumed conversion would have on net income for the second quarter of 2007.

The following is an illustration of the reconciliation of the restated numerators and restated denominators of the basic and diluted earnings (loss) per share for the three months ended June 30, 2007:

	Income (Restated)	Shares (Restated)	Per-Share Amount (Restated)
Basic earnings per share
Net income	$ 34,302,091	24,038,498	$ 1.42
Effect of dilutive securities
Options	-	-
Warrants	(29,582,024)	(655,876)
Convertible debentures and notes	(10,513,656)	24,960,040
Diluted loss per share
Net income plus assumed conversions	$ (5,793,589)	48,342,662	$ (0.12)

The following is an illustration of the reconciliation of the restated numerators and restated denominators of the basic and diluted earnings (loss) per share for the six months ended June 30, 2007:

	Income (Restated)	Shares (Restated)	Per-Share Amount (Restated)
Basic earnings per share
Net income	$ 67,319,589	23,968,365	$ 2.81
Effect of dilutive securities
Options	-	-
Warrants	(52,318,431)	1,963,768
Convertible debentures and notes	(24,126,696)	24,960,040
Diluted loss per share
Net income plus assumed conversions	$ (9,125,538)	50,892,173	$ (0.18)

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
June 30, 2008

3.  Significant Accounting Policies (continued)

c)  Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenditures during the reporting period. Significant areas requiring the use of management estimates relate to the determination of impairment of oil and gas property costs, stock-based compensation and derivative contract liabilities. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Actual results could differ materially from those reported.

d)  Recent accounting pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133 with the intent to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and the related hedged items are accounted for under FASB Statement No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for years and interim periods beginning after November 15, 2008. The effect of adopting SFAS 161 is not expected to have a significant effect on the Company’s reported financial position or earnings.

e) Reclassifications

Certain reclassifications have been made to the comparative financial statements to conform to the current year’s presentation.

4.  Derivative Contract Liabilities

As of June 30, 2008, the Company had the following derivative contract liabilities outstanding:

	Convertible Debentures		Senior Secured Convertible Notes		Private Placement Warrants	Total Derivative Contract Liabilities
	Beneficial Conversion Feature	Warrants	Beneficial Conversion Feature	Warrants
Derivative contract liabilities, December 31, 2007, restated	$ 607,203	$ 77,252	$9,937,874	$ 10,702,537	$ 114,779	$ 21,439,645
Unrealized gains included in other revenue (expense) in the consolidated statements of operations	(120,380)	(77,252)	(8,592,399)	(6,655,827)	(72,160)	(15,518,018)
Derivative contract liabilities, June 30, 2008	$ 486,823	$ -	$1,345,475	$ 4,046,710	$ 42,619	$ 5,921,627

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
June 30, 2008

4.  Derivative Contract Liabilities (continued)

Unrealized gains and losses, at fair value, are included in the consolidated balance sheets as current liabilities. Changes in the fair value of the derivative contract liabilities are recorded in earnings at the end of each quarter, and included in other revenue (expense) in the consolidated statements of operations.

Adoption of Statement of Financial Accounting Standards No. 157 (“SFAS 157”)

Effective January 1, 2008, the Company adopted SFAS 157, which among other things, requires enhanced disclosures about assets and liabilities carried at fair value. As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes valuation techniques to convert future amounts to a single present amount, based on the value indicated by current market expectations about those future amounts. The Company primarily applies the income approach for recurring fair value measurements and attempts to utilize consistency in the selection of inputs into its valuation model. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and lowest priority to unobservable inputs (Level 3 measurement). The three levels of fair value hierarchy defined by SFAS 157 are as follows:

•

Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. As of June 30, 2008, the Company had no Level 1 measurements.

•

Level 2 — Inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models consider various assumptions, including time value, volatility factors, risk-free interest rates, and current market prices for the underlying instruments, as well as other relevant economic measures. Where observable inputs are available, directly or indirectly, for substantially the full term of the liability, the instrument is categorized in Level 2. As of June 30, 2008, the Company’s derivative contract liabilities were valued using Level 2 measurements.

•

Level 3 — Inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. As of June 30, 2008, the Company had no Level 3 measurements.

5.  Senior Secured Convertible Notes Payable

The Company has 9.15% senior secured convertible notes (the “convertible notes”) outstanding, with a principal amount totaling $53.8 million as of June 30, 2008, and Series A warrants to purchase 66,614,856 shares of the Company’s common stock at $0.001 per share, as well as  Series B warrants to purchase 17,925,524 shares of the Company’s common stock at $0.65 a share. As of December 31, 2007, the outstanding principal totaled $53.8 million and the Company had Series A warrants to purchase 67,589,664 shares of common stock at $0.001 per share and Series B warrants to purchase 17,925,524 shares of common stock at $0.65 a share. As of June 30, 2008 and December 31, 2007, the notes and the accrued interest are convertible into common stock at the holders’ option at a rate of $0.65 per share.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
June 30, 2008

5.  Senior Secured Convertible Notes Payable (continued)

The Company analyzed the embedded conversion option and the related warrants pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” EITF 00-27 “Application of Issue No 98-5 to Certain Convertible Instruments,” and EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and determined it appropriate to record the fair value of the embedded beneficial conversion feature in the convertible notes and in the associated Series A warrants as derivative contract liabilities, because the debt is considered non-conventional convertible debt due to a price reduction feature contained in the convertible debenture debt agreements (see Note 6).

In connection with the initial accounting the Company also recorded a discount on the debt, pursuant to the guidance provided by EITF 00-27. The debt discount totaled $32.3 and $35.3 million as of June 30, 2008 and December 31, 2007, respectively, and is currently being amortized using the effective interest method. Amortization expense recognized on the debt discount in the three and six months ended June 30, 2008 was $1.6 million and $3.0 million, respectively.  Amortization related to these notes for the three and six months ended June 30, 2007 was insignificant.

As of June 30, 2008 and December 31, 2007 the derivative liabilities attributed to the convertible notes had a fair market value of $5.4 million and $20.6 million, respectively. The change in the fair value of the derivative contract liabilities resulted in a non-cash gain of $9.6 million and $15.3 million for the three and six months ended June 30, 2008, respectively, and resulted in a  non-cash gain of $40.4 million and $76.3 million for the three and six months ended June 30, 2007, respectively.

6.  Convertible Debentures Payable

The Company has 10% secured convertible debentures (the “debentures”) outstanding, with a principal amount of $1.4 million as of June 30, 2008 and December 31, 2007, and warrants to purchase 500,000 shares of the Company’s common stock at a price of $0.001 per share at December 31, 2007.  There were no warrants related to the debentures outstanding as of June 30, 2008.

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

In connection with the initial accounting the Company also recorded a discount on the debt, pursuant to the guidance provided by EITF 00-27. The debt discount totaled $0.6 million as of June 30, 2008 and $0.9 million as of December 31, 2007, and is currently being amortized using the effective interest method.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
June 30, 2008

6.  Convertible Debentures Payable (continued)

Amortization expense of $144,614 and $257,756 was recognized on the debt discount for the three and six months ended June 30, 2008, respectively, and $31,470  and $52,921 was expensed for the three and six months ended June 30, 2007, respectively

As of June 30, 2008 and December 31, 2007 the derivative liability attributed to the debentures had a fair market value of $0.5 million and $0.7 million, respectively.  The change in the fair value of the derivative contract liabilities resulted in a non-cash gain of $0.3 million and $0.2 million for the three and six months ended June 30, 2008, respectively, and resulted in a non-cash gain of $1.5 million and $3.5 for the three and six months ended June 30, 2007, respectively.

7.  Related Party Transactions

The Company entered into transactions with related parties as follows. These amounts were recorded at the exchange amount, being the amount agreed to by the parties:

	Six months ended June 30, 2008	Six months ended June 30, 2007
Management and consulting fees paid to a director, persons related to directors or entities controlled by directors	$ 293,640	$ 314,621
Rent paid to a director, persons related to directors or entities controlled by directors or by persons related to directors	25,368	37,239
Oilfield services fee paid to a director’s family members or an entity controlled by a director’s family member	17,091	32,895
Overriding royalties paid to a corporation controlled by a director and /or a director’s family member	6,659	-
Note receivable from an entity whose CEO is a former director of the Company	200,000	300,000

a) As of June 30, 2008, the Company held a $0.2 million promissory note receivable related to the sale in December 2006 of properties to Exterra Energy, Inc (formerly Green Gold, Inc.), of which the Company’s former CEO and director, John Punzo was appointed CEO and Chairman on July 8, 2008.  Further, one of the Company’s former directors, Gordon C. McDougall, was a director of Exterra until June 23, 2008. The note bears interest of 10% per year and was due in full November 1, 2007. This maturity date was subsequently extended to July 2008.  Exterra has defaulted on the repayment and the Company is considering every option in recovering its funds.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
June 30, 2008

8.  Warrants Outstanding

Below is a summary of warrants outstanding at June 30, 2008:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2007	89,951,276	$ 0.24
Warrants issued	-	-
Warrants expired	(25,000)	0.65
Warrants exercised	(2,172,571)	0.001
Outstanding at June 30, 2008	87,753,705	$ 0.23

9.  Stock-Based Compensation

The Company utilizes stock options to compensate key employees, directors, officers and consultants. Total stock-based compensation expense was $0.4 million for the three months ended June 30, 2008 and $0.8 million for the six months ended June 30, 2008.  Stock-based compensation was $3.6 million for the three months ended June 30, 2007 and $6.0 million for the six months ended June 30, 2007.

A summary of options activity during the six months ended June 30, 2008 is as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2007	16,243,500	$ 0.63
Options granted	-	-
Options forfeited or expired	(1,297,500)	0.27
Options exercised	-	-
Outstanding at June 30, 2008	14,946,000	$ 0.66

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
June 30, 2008

9.  Stock-Based Compensation (continued)

The table below summarizes the changes in the Company’s non-vested stock options that occurred during the six month period ended June 30, 2008:

Options
Non-vested options outstanding at December 31, 2007	4,102,238
Options granted	-
Options vested	(1,506,254)
Options terminated	-
Non-vested options outstanding at June 30, 2008	2,595,984

As of June 30, 2008 and June 30, 2007, the Company had $1.4 and $4.7 million of unrecognized compensation expense related to non-vested stock-based compensation arrangements. The unrecognized compensation expense at June 30, 2008 is expected to be recognized over a weighted average period of 0.95 years.

10.  Commitments and Contingencies

Lawsuits

On September 25, 2006, UOS Energy, LLC (“UOS”) commenced a lawsuit against the Company, its former Chief Executive Officer, John Punzo, and its director, Roger Williams, in the Los Angeles Superior Court relating to the Company’s refusal to purchase certain tar sands leases in Utah in consideration of 1,000,000 shares of its common stock. The Company claimed the leases were not as represented and terminated the purchase agreement in November 2005.  During the pre-trial settlement meeting of March 3, 2008 both parties agreed to settle by completing the purchase of the tar sand leases in Utah, with UOS retaining the 100,000 Wentworth common shares initially issued for this transaction plus additional consideration of 800,000 common shares of Wentworth. By this settlement agreement, the lawsuit was discontinued as of March 3, 2008. On May 21, 2008 the 800,000 common shares were issued in accordance with the settlement agreement.

On February 13, 2008, Kenneth L. Berry and Savant Energy Corporation commenced a lawsuit against the Company, its former Chief Executive Officer, John Punzo, its President, Michael Studdard, its Chief Financial Officer, Francis Ling, and its former director, Gordon McDougall, in the County Court at Law No. 4 of Nueces County, Texas. The lawsuit related to the Company’s alleged breach of contract in which the plaintiff was to provide approximately $60.0 million in financing in consideration of 50% of the Company’s outstanding common stock. In March 2008, the lawsuit was discontinued and the parties expected to resolve the matters by mediation.  As of June 30, 2008 Savant Energy Corporation has not proceeded with mediation as contemplated under the discontinuation of the lawsuit.  The Company has also had no further correspondence from Savant Energy since March 2008. Management believes that financial loss, if any, is not determinable. Accordingly, no accrual for a loss contingency was recorded.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
June 30, 2008

10.  Commitments and Contingencies (continued)

Contingent Liabilities

Along with the Company’s counsel, management monitors developments related to these legal matters and, when appropriate, makes adjustments to recorded liabilities to reflect current facts and circumstances. During the first quarter of 2008 management identified a potential liability related to the senior secured convertible notes. If the Company failed to meet the amended deadline for the effectiveness of the registration statement of June 30, 2008, the Company would be in default and would be required to pay liquidated damages of approximately $100,000. The damages would have been retroactive to March 19, 2008 and an additional $100,000 would have been due every 30 days thereafter until the effectiveness deadline was met. Additionally, if the Company failed to meet the amended effectiveness deadline it would default on the terms of its senior secured convertible notes. On August 14, 2008, the required noteholders waived the registration requirement effective June 30, 2008, therefore, the Company is no longer liable for liquidated damages.  The Company withdrew its registration statement in August 2008.

11.  Segment Information

The Company acquired Barnico Drilling, Inc. (“Barnico”), a drilling company, in July 2006 and subsequently sold it in May 2008.  During that time period the Company’s operations focused on two segments, drilling operations and oil and gas production. The drilling segment was engaged in the land contract drilling of oil and natural gas wells. Its operations reflected revenues from contracting one of Barnico’s two drilling rigs and crew to third parties. The oil and gas production segment effectively began active operations in 2006. The oil and gas segment is engaged in the development, acquisition and production of oil and natural gas properties. Management reviews and evaluates the segment operations separately. The contract drilling activities diminished significantly over the past twelve months and Barnico was sold on May 12, 2008.  See Note 12 for additional information regarding the sale. The operations of both segments focused on counties in East Texas.  The following table sets forth certain information about the financial information of each segment for the three months and six months ended June 30, 2008 and 2007 and as of June 30, 2008 and December 31, 2007 (amounts are shown in thousands):

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
June 30, 2008

11.  Segment Information (continued)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Revenues
Oil and gas	$ 142	$ 412	$ 220	$ 576
Drilling revenues	-	5	-	870
Total Revenues	$ 142	$ 417	$ 220	$ 1,446

Operating Loss[1]
Oil and gas	$ (950)	$ (5,408)	$ (2,586)	$ (8,548)
Drilling	-	(398)	(33)	(652)
Total Operating Loss	(950)	(5,806)	(2,619)	(9,200)
Interest and finance costs	(3,433)	(1,921)	(6,608)	(3,570)
Other income (expense), net	9,957	42,029	15,452	80,090
Net Income	$ 5,574	$ 34,302	$ 6,225	$ 67,320

Depreciation, Depletion and Amortization
Drilling	$ -	$ 44	$ -	$ 154
Oil and gas	24	293	43	374
Total Depreciation, Depletion and Amortization	$ 24	$ 337	$ 43	$ 528

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Capital Expenditures
Drilling	$ -	$ 47
Oil and gas	202	1,379
Other	2	281
Total Capital Expenditures	$ 204	$ 1,707

	June 30, 2008	December 31, 2007
Identifiable Assets[2]
Drilling	$ -	$ 3,209
Oil and gas	27,881	27,717
Corporate assets	11,042	11,973
Total Assets	$ 38,923	$ 42,899

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
June 30, 2008

11.  Segment Information (continued)

1

Operating loss is total operating revenues less operating expenses, depreciation, depletion and amortization and does not include non-operating revenues, general corporate expenses, interest expense or income taxes.

2

Identifiable assets are those used in Wentworth’s operations in each industry segment. Corporate assets are principally cash and cash equivalents, short-term investments, furniture and equipment.

12.  Sale of Subsidiary

The Company’s wholly-owned subsidiary, Barnico Drilling Inc., (“Barnico”) was acquired in July 2006, contemporaneously with the acquisition of a 90% mineral rights interest known as the P.D.C. Ball mineral property covering 27,557 gross acres from Roboco Energy, Inc. Barnico is an East Texas drilling contractor with two drilling rigs. The contract drilling activities diminished significantly over the past twelve months and the venture proved to be unsuccessful. In order to recoup part of its investment, the Company completed the sale on May 12, 2008 of all of the outstanding shares of Barnico for $3,500,000 to CamTex Energy, Inc., a corporation in which George Barnes, the Company’s former Vice President of Operations, is an officer. The Company received $50,000 on the closing of the sale transaction, and a promissory note in the amount of $3,450,000. The interest rate on the promissory note is 12% per annum, with interest payable quarterly, $345,000 of principal payable due 90 days from the date of execution of the note and the remaining principal payable at the maturity date of May 12, 2009. In connection with the sale transaction, Barnico agreed to provide the Company with the preferential right, but not the obligation, to use Barnico’s drilling services for all oil and gas properties and interests owned, leased and/or operated by the Company in the State of Texas for a period of two years. The Company’s senior secured convertible noteholders agreed to release the equipment as security for the senior secured convertible notes.

The Company does not believe it is appropriate to recognize the divestiture of Barnico at this time due to (1) the small down payment, (2) the repayment of the debt is dependent on future successful operations of the business, (3) the continuing involvement in Barnico’s operations via the preferential drilling rights described above and (4) the failure of CamTex to remit the $345,000 principal payment due on August 12, 2008.  The Barnico assets are presented as a long-term asset captioned “Assets of Business Transferred under Note Receivable”.

The drilling rigs and other equipment included in the sale had a net book value after impairment of $3,090,030 as of the May 12, 2008 sale date. In early 2008, the Company obtained an independent appraisal of Barnico’s equipment and recognized an impairment charge of approximately $2.7 million in the Company’s December 31, 2007 consolidated balance sheets and its consolidated statements of operations for the year then ended. Current assets and liabilities of Barnico, including cash of $84,831, prepaid expenses of $27,758 and a difference of $600 between accounts receivable and accounts payable as of the sales date, have been retained by Wentworth Energy, Inc. under the sale provisions.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
June 30, 2008

12.  Sale of Subsidiary (continued)

The following schedule details Barnico’s property and equipment included in the sale as of May 12, 2008:

	Cost	Accumulated Depreciation	Allowance for Impairment	May 12, 2008 Net Book Value
Rigs and equipment	$ 5,971,938	$ 572,988	$ 2,670,525	$ 2,728,425
Vehicles	195,500	42,099	-	153,401
Construction equipment	233,500	25,296	-	208,204
	$ 6,400,938	$ 640,383	$ 2,670,525	$ 3,090,030

13.   Restatement of Consolidated Financial Statements

The Company has retroactively restated certain of its amounts reported for the year ended December 31, 2007 and for the three months ended March 31, 2008.  The restatements were made as a result of (1) In connection with the October 2007 debt restructuring, the Company improperly allocated a $20.9 million increase in the fair market value of its derivative liabilities to debt discount.  However, the Company subsequently determined that only the $3.8 million portion of the increase in fair value of the derivative liabilities that is attributable to the $5.0 million in new proceeds the Company received in connection with the restructuring should be allocated to debt discount, with the remainder of the increase in fair value attributed to loss on derivative contracts. (2)  The Company also determined that it improperly included the $4.6 million value of Series B warrants in derivative liabilities.  This was improper because to the exercise of the Series B warrants is within the control of the Company. (3) An adjustment to the amortization expense related to the discount on the senior secured convertible notes was required as a result of (1).

Consolidated Balance Sheets

The following is a summary of the impact of the restatements on the Company’s accompanying consolidated balance sheet as of December 31, 2007:

	December 31, 2007
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Derivative contract liabilities	$ 23,935,041	$ (2,495,396)	(a)	$ 21,439,645
Total current liabilities	25,576,686	(2,495,396)	(a)	23,081,290
Discount on senior secured convertible notes payable	(53,238,806)	17,961,254	(a),(b)	(35,277,552)
Total Liabilities	26,802,742	15,465,858	(a),(b)	42,268,600
Accumulated Deficit	(23,479,044)	(15,465,858)	(a),(b)	(38,944,902)
Total Stockholders' Equity	16,096,472	(15,465,858)	(a),(b)	630,614

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
June 30, 2008

13.   Restatement of Consolidated Financial Statements (continued)

The following is a summary of the impact of the restatements on the Company’s accompanying consolidated balance sheet as of March 31, 2008:

	March 31, 2008
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Derivative contract liabilities	$ 18,162,689	$ (2,310,353)	(a)	$15,852,336
Total current liabilities	20,942,463	(2,310,353)	(a)	18,632,110
Senior secured convertible notes payable, net of discount	537,766	19,363,598	(a),(b)	19,901,364
Total Liabilities	22,284,864	17,053,245	(a),(b)	39,338,109
Accumulated Deficit	(21,240,592)	(17,053,245)	(a),(b)	(38,293,837)
Total Stockholders' Equity	18,720,342	(17,053,245)	(a),(b)	1,667,097

Consolidated Statement of Operations

The following is a summary of the impact of the restatements on the Company’s consolidated statement of operations for the year ended December 31, 2007:

	December 31, 2007
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Interest and finance costs	$ 5,559,820	$ 834,522	(b)	$ 6,394,342
Total expenses	24,720,180	834,522	(b)	25,554,702
Loss from operations	(32,750,104)	(834,522)	(b)	(33,584,626)
Gain on derivative contracts	92,706,836	(14,631,336)	(a)	78,075,500
Total other revenue items	92,900,891	(14,631,336)	(a),(b)	78,269,555
Income before income tax benefit	60,150,787	(15,465,858)	(a),(b)	44,684,929
Net income	60,150,787	(15,465,858)	(a),(b)	44,684,929
Deficit, end of period	(23,479,044)	(15,465,858)	(a),(b)	(38,944,902)
Basic earnings per share	2.46	(0.63)	(a),(b)	1.83
Diluted loss per share	(0.19)	(0.00)	(a),(b)	(0.19)

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
June 30, 2008

13.   Restatement of Consolidated Financial Statements (continued)

The following is a summary of the impact of the restatements on the Company’s consolidated statement of operations for the three months ended March 31, 2008:

	March 31, 2008
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Interest and finance costs	$ (1,772,478)	$ (1,402,345)	(b)	$ (3,174,823)
Unrealized gain on derivative contracts	5,772,352	(185,042)	(a)	5,587,310
Total other revenue (expense) items	3,907,716	(1,587,387)	(a),(b)	2,320,329
Net income	2,238,452	(1,587,387)	(a),(b)	651,065
Deficit, beginning of period	(23,479,044)	(15,465,858)	(a),(b)	(38,944,902)
Deficit, end of period	(21,240,592)	(17,053,245)	(a),(b)	(38,293,837)
Basic earnings per share	0.08	(0.06)	(a),(b)	0.02
Diluted loss per share	(0.01)	(0.01)	(a),(b)	(0.02)

Consolidated Statements of Stockholders’ Equity

The following is a summary of the impact of the restatements on the Company’s consolidated statement of stockholders’ equity for the year ended December 31, 2007:

	December 31, 2007
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Net income for the period	$ 60,150,787	$(15,465,858)	(a),(b)	$ 44,684,929
Deficit accumulated, December 31, 2007	(23,479,044)	(15,465,858)	(a),(b)	(38,944,902)
Balance, December 31, 2007	16,096,472	(15,465,858)	(a),(b)	630,614

The following is a summary of the impact of the restatements on the Company’s consolidated statement of stockholders’ equity for the three months ended March 31, 2008:

	March 31, 2008
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Deficit accumulated, December 31, 2007	$(23,479,044)	$(15,465,858)	(a),(b)	$ (38,944,902)
Balance, December 31, 2007	16,096,472	(15,465,858)	(a),(b)	630,614
Net income for the period	2,238,452	(1,587,387)	(a),(b)	651,065
Deficit accumulated, March 31, 2008	(21,240,592)	(17,053,245)	(a),(b)	(38,293,837)
Balance, March 31, 2008	18,720,342	(17,053,245)	(a),(b)	1,667,097

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
June 30, 2008

13.   Restatement of Consolidated Financial Statements (continued)

The following is a summary of the impact of the restatements on the Company’s consolidated statement of stockholders’ equity for the three months ended March 31, 2008:

	March 31, 2008
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Deficit accumulated, December 31, 2007	$(23,479,044)	$(15,465,858)	(a),(b)	$ (38,944,902)
Balance, December 31, 2007	16,096,472	(15,465,858)	(a),(b)	630,614
Net income for the period	2,238,452	(1,587,387)	(a),(b)	651,065
Deficit accumulated, March 31, 2008	(21,240,592)	(17,053,245)	(a),(b)	(38,293,837)
Balance, March 31, 2008	18,720,342	(17,053,245)	(a),(b)	1,667,097

Consolidated Statements of Cash Flows

The following is a summary of the impact of the restatements on the Company’s consolidated statement of cash flows for the year ended December 31, 2007:

	December 31, 2007
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Net income for the year	$ 60,150,787	$ (15,465,858)	(a),(b)	$ 44,684,929
Amortization of discount on senior secured convertible notes	-	834,522	(b)	834,522
(Gain) loss on derivative contracts	(92,706,836)	14,631,336	(a)	(78,075,500)

The following is a summary of the impact of the restatements on the Company’s consolidated statement of cash flows for the three months ended March 31, 2008:

	March 31, 2008
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Net income for the period	2,238,452	(1,587,387)	(a),(b)	651,065
Amortization of discount on senior secured convertible notes	-	1,402,345	(b)	1,402,345
(Gain) loss on derivative contracts	(5,771,382)	185,042	(a)	(5,586,340)

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
June 30, 2008

13.   Restatement of Consolidated Financial Statements (continued)

(a)

To reflect the reclassification of a portion of the debt discount to loss on derivatives and to reflect the effect of excluding Series B warrants.

(b) As a result of the debt restructuring, amortization of discount on senior secured convertible notes increased.  The discount is being amortized under the effective interest method over the extended life of the new note, using a lower effective interest rate than was required prior to the restructuring.

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

•

our financial position,

•

our cash flow and liquidity,

•

replacing our gas and oil reserves,

•

our inability to retain and attract key personnel,

•

uncertainty regarding our future operating results,

•

uncertainties in exploring for and producing gas and oil,

•

availability of drilling and production equipment and field service providers,

•

disruptions to, capacity constraints in or other limitations on the pipeline systems which deliver our gas and other processing and transportation considerations,

•

our inability to obtain additional financing necessary to fund our operations and capital expenditures and to meet our other obligations,

•

competition in the oil and gas industry,

•

the effects of government regulation, permitting and other legal requirements,

•

plans, objectives, expectations and intentions contained in this report that are not historical, and

•

other factors discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2007 and filed with the SEC on April 14, 2008.

Overview

We are an exploration and production company engaged in oil and gas exploration, drilling and development. We currently have oil and gas interests in Anderson County, Freestone County, Jones County and Leon County, Texas. Our strategy is to lease all of our property in exchange for royalty interests and working interest participation in the shallow zones.  Due to our lack of adequate resources we may utilize joint ventures or farm-outs to develop our properties.

Our financial position is critically dependent upon the following: (1) successful discovery and economical recovery of adequate hydrocarbons on our properties; and (2) access to additional equity and/or other forms of funding. There can be no assurance that we will be successful in any of these matters.

During late 2006 and first quarter of 2007, we drilled a total of six wells on our property. Two wells were dry holes and we found gas in four wells. Two of the four successful wells have been put into production since the second quarter of 2007 and the other two wells were shut-in until we have the means to dispose of the excess water produced during gas production, in an economical manner, such as converting one of the dry wells into a water disposal well. A feasibility study is underway and the decision has not been made at this time. During January 2008, production from these two producing wells was suspended due to a considerable increase in water production. The remedial work during the first quarter of 2008 was unsuccessful and these wells were shut-in until a water disposal well is available.

Our current production is derived from two wells, namely Shiloh #1 and #3 in Freestone County, acquired from an unrelated party. Shiloh #3 was recompleted from the Cotton Valley zone to the Rodessa zone during June 2008. Most of the production comes from Shiloh #3 with a combined daily gross production of 950 MCF and 8 barrels of oil.  We owned 38.75% and 38.5% of net revenue interest in Shiloh #1 and #3 respectively, and we are the operator.

Due to a lack of capital, we deferred all drilling activity in the latter part of 2007 and the first two quarters of 2008. However, during this period, our geologists continued to generate a number of low risk and high probability drilling locations in our property. In addition, we are evaluating possible offset drilling locations for additional Rodessa wells as well as examining the Rodessa zone in existing well bores for possible recompletion.  We expect this will significantly reduce the lead time to commence drilling, when sufficient new capital becomes available.

Our wholly-owned subsidiary, Barnico Drilling, Inc. had a significant decline in drilling revenue commencing in the second half of 2007. Further, due to lack of capital, we were unable to utilize Barnico’s resources to drill our own properties. In order to recoup part of our investment, we completed the sale during the second quarter of 2008 of all of the outstanding shares of Barnico for $3,500,000 to CamTex Energy, Inc., a corporation in which George Barnes, our former Vice President of Operations, is an officer.  We received $50,000 on the closing of the sale and a promissory note in the amount of $3,450,000. See Note 12, in the Notes to Consolidated Financial Statements for a more detailed description of the transaction.

Acquisition of Exploration Properties

In November 2006, we signed two three-year oil, gas & mineral leases and a joint operating agreement with Marathon Oil Company and its affiliate (together, “Marathon”) to explore approximately 9,200 acres of our P.D.C. Ball Property in Freestone County, Texas. The agreements give Marathon the right to drill deep gas wells on the property (below 8,500 feet) and the opportunity to partner with us on drilling upper zones (above 8,500 feet) on a 50/50 basis. We retained a 21.5% royalty interest in any revenue generated from the property below 8,500 feet and a 23% royalty interest in any revenue generated from the property above 8,500 feet. As part of the agreement, we acquired a seismic license giving us access to all seismic data collected during Marathon’s three-year lease. On the Marathon-leased property, the first shallow well (Red Lake #1R) (above 8,500 feet) was drilled in December 2006 and began production in March 2007. During October 2007, we suspended production on this well due to excessive water production. Total volume of gas produced was 64 MMCF. Our engineers are currently considering various remedial actions. If gas production cannot be economically restored, we will consider converting it to a salt water disposal well or abandon it.

Marathon reportedly gathered seismic data during 2007 and identified drilling locations for deep wells within the lease. We understand a location to drill the first deep well was identified by Marathon and drilling is now expected to commence during the third quarter of 2008.

On the remaining approximately 18,000 gross acres of P.D.C. Ball Property, we are actively seeking significant industry partners to jointly develop the property. Several companies have expressed an interest in participating in a similar arrangement as the Marathon lease described above. Management has met with many interested parties over the past several months. Subject to formal due diligence we are ready to begin negotiations with one of these parties during the third quarter of 2008.

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

Freestone County, Texas Shiloh Well 1 and 3

Shiloh 1 and 3 wells were existing wells and have produced natural gas since the 1970s. They are located on 640 acres within the P.D.C. Ball Property, from which we previously received only a 12.5% royalty. During January 2007, we purchased a 50% working interest in both wells from an unrelated party for the sum of $200,000. By this acquisition, we increased our net revenue interest to 38.75% and 38.50% in Shiloh 1 and 3, respectively and became the operator. Total production from these wells to December 2007 was 57 MMCF. During the first quarter of 2008, the Shiloh wells produced approximately 11 MMCF. The reduced production was attributed to down-hole problems of Shiloh #3. Production of gas from Shiloh #3 was suspended for remedial work in January 2008.  Since the expenditure for remedial work required the approval of the working interest holders, the remedial work was delayed until May and successfully completed in June.  After the remedial work, the Shiloh #3 well produced approximately 24.4 MMCF in the second quarter of 2008.  Shiloh #3 has a stabilized daily flow rate of 950 MCF of gas and making 8 barrels of oil on a 14/64th choke.  The flowing tubing pressure is 650 psig and the calculated AOF (Absolute Open Flow) is 1.2 million cubic feet per day. Production from Shiloh #1 remains nominal and we do not have plans for further remedial work on it until funds are available.

Divesture of Less Valuable Assets

In December 2006, we sold several small oil and gas interests in north-central, western and southern Texas to Exterra Energy, Inc. (formerly Green Gold Energy, Inc.). We continue to carry a $200,000 promissory note secured by mortgages on these properties. The note was revised in March 2008 to require the payments to begin in April 2008 with the last payment due in July 2008 to include all accrued interest. Exterra Energy failed to make all the scheduled monthly payments including the last payment, reportedly because of a delay in Exterra’s financing.  We were provided with 360,000 shares of their common stock, currently valued at $72,000, as additional security for the debt.  Exterra has defaulted on the repayment and we are considering every option to collect which may include legal action.

Results of Operations

Overview

The Company had net income of $6.2 million for the six months ended June 30, 2008 compared to net income of $67.3 million for the six months ended June 30, 2007. The decrease in income was principally due to the decrease in the non-cash gain on the derivative liabilities as a result of the change in their fair values described further in Notes 5 and 6 in the notes to the consolidated financial statements. The non-cash gain was $15.5 million and $80.0 million for the six months ended June 30, 2008 and 2007, respectively. In addition, general and administrative expenses for the six months ended June 30, 2008 decreased by $6.2 million from $8.9 during the first six months of 2007.

Two of the six wells drilled in 2006 and 2007 were completed as producing wells. However, due to the excessive saltwater production from these wells, remedial procedures must be performed before sustained production from these wells will be realized. The Shiloh #1 and Shiloh #3 wells purchased in January 2007 were producing wells upon acquisition.  During the second quarter of 2008 we did down-hole remedial work on the Shiloh #3 well which included perforating a higher zone, known as the Rodessa zone.  The Shiloh #3 began production in the Rodessa zone in June 2008.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues

Revenue from oil and gas sales was $0.1 million for the three months ended June 30, 2008 compared to $0.4 million for the three months ended June 30, 2007. The decline in production revenue was primarily due to the shut-in of the two main producing wells namely Bracken #1 and Redlake #1R during December of 2007. Consequently, revenue for three months ending June 30, 2008 was mainly derived from royalties of $68,000 and production from Shiloh #1 and #3 of $74,000. Resumption of gas production from Bracken #1 and Redlake 1R is unlikely in the near term until we have sufficient resources to convert one of the non-producing wells into a water disposal well. We have done down-hole remedial work on the Shiloh #3 well and it began production in the Rodessa zone in June 2008.

Sale of Subsidiary

Since the July 2006 acquisition of Barnico, a drilling company, we viewed our operations as two segments, drilling operations and oil and gas production. The drilling segment was engaged in the land contract drilling of oil and natural gas wells. Its operations reflected revenues from contracting one of Barnico’s two drilling rigs and crew to third parties.

Commencing in the second half of 2007, Barnico had a significant decline in drilling revenue and due to lack of capital, we were unable to utilize Barnico’s resources to drill our own properties. During the second quarter of 2008 we sold all of the outstanding shares of Barnico to CamTex Energy, Inc., a Colorado corporation in which George Barnes, our former Vice President of Operations, is an officer.  We are not recognizing the divesture of Barnico at this time due to 1) the small down payment received,  2) the repayment of the debt is dependent on future successful operations of the business, 3) our continuing involvement in Barnico’s operations via our preferential drilling rights and 4) the failure of CamTex to remit the $345,000 principal payment due on August 12, 2008.   We have presented the Barnico assets in our consolidated balance sheet as a long-term asset captioned “Assets of Business

Transferred under Note Receivable”.  See Note 12, “Sale of Subsidiary”, in the Notes to Consolidated Financial Statements for a more detailed description of the transaction.

There was no revenue from drilling operations for the three months ended June 30, 2008 and $5,000 in revenue for the three months ended June 30, 2007. Significant expenses of the drilling operations during the three months ended June 30, 2007 were $52,000 of drilling costs, $0.3 million of general and administrative expenses and $34,000 of salaries and wages. There were no significant expenses for the three months ended June 30, 2008. Net loss for Barnico for the three months ended June 30, 2007 was $0.4 million and there was no net gain or loss for the three months ended June 30, 2008.

Operating Expenses

Our operating costs totaled $1.1 million for the three months ended June 30, 2008 compared to $6.2 million for the three months ended June 30, 2007. The $5.1 million decrease in expenses was primarily due to the decrease of $4.6 million in general and administrative expenses discussed below. Other decreases in expenses of $86,000 from the second quarter of 2007 to the second quarter of 2008 were due to the discontinuation of drilling activities due to our lack of capital.

General and Administrative

Total general and administrative costs were $1.0 million for the three months ended June 30, 2008 versus $5.6 million for the three months ended June 30, 2007, a net decrease of $4.6 million. The following comparative table provides detail of the most significant general and administrative costs:

	Three months ended June 30,		Increase (Decrease)
	2008	2007
Wages	$ 39,600	$ 279,740	$ (240,140)
Stock-based compensation	411,429	3,593,786	(3,182,357)
Legal fees	137,179	713,517	(576,338)
Audit and accounting fees	184,660	309,952	(125,292)

General and administrative expenses for the three months ended June 30, 2008 and 2007 included $0.4 million and $3.6 million, respectively, of non-cash stock-based compensation relating to stock options vesting during those periods to officers, directors and consultants. No stock options were granted in the second quarter of 2008, which accounted for most of the decrease in stock-based compensation.  Wages decreased by $0.2 million during the second quarter of 2008 as compared to 2007 due to the significant decline in drilling activity.  As a result of a number of lawsuits that were active during the second quarter of 2007, legal fees during that period were $0.6 million higher that they were during the second quarter of 2008.  Finally, the decrease in audit and accounting fees for the three months ended June 30, 2008 and 2007 was due to more costs incurred during 2007 as a result of restatements of previously reported financial statements in response to comments issued by the Securities and Exchange Commission.

Finance and Interest Costs

Finance and interest costs were $3.4 million in the three months ended June 30, 2008, which was an increase of $1.5 million from the three months ended June 30, 2007. Finance and interest costs relate primarily to interest accrued on our senior secured convertible notes and our convertible debentures and amortization of the debt discount related to the senior secured convertible notes.

Other (Income) Expense

The Company had $6.5 million of other income for the three months ended June 30, 2008 versus $40.1 million in other income for the three months ended June 30, 2007. The largest component thereof for the second quarter of 2008 was a $9.9 million non-cash gain from derivative transactions related to the change in the fair value of the derivative contract liability, as compared to a $42.0 million non-cash gain during the second quarter of 2007. The derivative contract liabilities relate to the fair value of the beneficial conversion feature of our convertible debentures and senior secured convertible notes issued in 2006 and the fair value of the related warrants. Under guidance from SFAS No. 133 and EITF 00-19, 00-27 and 05-2, the Company is required to report the liability at fair value and record the fluctuation in the fair value to current operations. See “Liquidity and Capital Resources” below in this section, and see Note 5, “Senior Secured Convertible Notes Payable,” and Note 6, “Convertible Debentures Payable,” in the Notes to Consolidated Financial Statements for a more detailed description.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenues

Revenue from oil and gas sales was $0.2 million for the six months ended June 30, 2008 compared to $0.6 million for the six months ended June 30, 2007. The decline in production revenue was primarily due to the shut-in of the two main producing wells namely Bracken #1 and Redlake #1R during December of 2007. Consequently, revenue for the six months ending June 30, 2008 was mainly derived from royalties of $117,000 and production from Shiloh #1 and #3 of $103,000. Resumption of gas production from Bracken #1 and Redlake 1R is unlikely in the near term. With respect to the Shiloh #3 well, we have done down-hole remedial work and it began production in the Rodessa zone in June 2008.

Operating Expenses

Our operating costs totaled $2.8 million for the six months ended June 30, 2008 compared to $10.6 million for the six months ended June 30, 2007. The $7.8 million decrease in expenses was primarily due to the decrease of $6.2 million in general and administrative expenses discussed below. Other decreases in expenses of $0.7 million from the six months ended June 30, 2007 to the six months ended June 30 2008 were due to the discontinuation of drilling activities due to our lack of capital.

General and Administrative

Total general and administrative costs were $2.7 million for the six months ended June 30, 2008 versus $8.9 million for the six months ended June 30, 2007, a net decrease of $6.2 million. The following comparative table provides detail of the most significant general and administrative costs:

	Six months ended June 30,		Increase (Decrease)
	2008	2007
Wages	$ 99,489	$ 567,085	$ (467,596)
Stock-based compensation	795,877	6,171,510	(5,375,633)
Legal fees	332,519	835,559	(503,040)
Audit and accounting fees	692,894	569,540	123,354

General and administrative expenses for the six months ended June 30, 2008 and 2007 included $0.8 million and $6.2 million, respectively, of non-cash stock-based compensation relating to stock options vesting during those periods to officers, directors and consultants. No stock options were granted in the second quarter of 2008, which accounted for most of the decrease in stock-based compensation. The overall decrease in general and administrative expenses was partially offset by the increases in audit and accounting fees.  The increase in audit and accounting fees was partially due to Sarbanes-Oxley Section 404 compliance work that was required for the 2007 annual report and registration statement, which had not been previously required. The additional accounting and audit fees were for work done on accounting issues for the 2007 annual report.  Wages decreased by $0.5 million because of the significant decline in drilling activity.  As a result of a number of lawsuits that were active during the first two quarters of 2007, legal fees during that period were $0.5 million higher that they were during the second quarter of 2008.

Finance and Interest Costs

Finance and interest costs were $6.6 million in the six months ended June 30, 2008, which was an increase of $3.0 million over the $3.6 million for the six months ended June 30, 2007. Finance and interest costs relate primarily to interest accrued on our senior secured convertible notes and our convertible debentures and amortization of the debt discount related to the senior secured convertible notes.

Other (Income) Expense

The Company had $8.8 million of other income for the six months ended June 30, 2008 versus $76.5 million in other income for the six months ended June 30, 2007. The largest component thereof for the six months ended June 30, 2008 was a $15.6 million non-cash gain from derivative transactions related to the change in the fair value of the derivative contract liability, as compared to an $80.0 million non-cash gain during the six months ended June 30, 2007. The derivative contract liabilities relate to the fair value of the beneficial conversion feature of our convertible debentures and senior secured convertible notes issued in 2006 and the fair value of the related warrants. Under guidance from SFAS No. 133 and EITF 00-19, 00-27 and 05-2, the Company is required to report the liability at fair value and record the fluctuation in the fair value to current operations. See “Liquidity and Capital Resources” below in this section, and see Note 5, “Senior Secured Convertible Notes Payable,” and Note 6, “Convertible Debentures Payable,” in the Notes to Consolidated Financial Statements for a more detailed description of the transaction.

Liquidity and Capital Resources

During the six months ended June 30, 2008, we used $0.2 million of cash to recomplete Shiloh #3.  We used $3.3 million of cash in our operating activities primarily due to significant losses from operations before consideration of all non-cash expenses and income such as depreciation, depletion, stock-based compensation, amortization of the debt discount related to the senior secured convertible notes and gains on derivative contracts.

During the six months ended June 30, 2007, we used $1.7 million of cash to develop our oil and gas properties and to purchase equipment.  We also used $3.6 million of cash in our operating activities primarily due to significant losses from operations before consideration of all non-cash expenses and income such as depreciation, depletion, stock-based compensation, and gains on derivative contracts.

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

Off-Balance Sheet Arrangements

As of June 30, 2008 and December 31, 2007, we had no off-balance sheet arrangements reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)). Based upon their evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2008.

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

During the second quarter of 2008, there have been no significant changes in our internal controls over financial reporting that has materially affected these internal controls.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are not aware of any proceedings contemplated by a governmental authority. We are party to litigation as follows.

On September 25, 2006, UOS Energy, LLC (“UOS”) commenced a lawsuit against us, our then-Chief Executive Officer, John Punzo, and our director, Roger Williams, in the Los Angeles Superior Court relating to our refusal to purchase certain tar sands leases in Utah in consideration of 1,000,000 shares of our common stock. We claimed the leases were not as represented and terminated the purchase agreement in November 2005.   During the pre-trial settlement meeting of March 3, 2008 both parties agreed to settle by completing the purchase of the tar sand leases in Utah, with UOS retaining the 100,000 Wentworth common shares initially issued for this transaction plus additional consideration of 800,000 common shares of Wentworth. By this settlement agreement, the lawsuit was discontinued as of March 3, 2008.  On May 21, 2008, we issued the 800,000 shares of our common stock in accordance with the settlement agreement.

On February 13, 2008, Kenneth L. Berry and Savant Energy Corporation commenced a lawsuit against us, our former Chief Executive Officer, John Punzo, our President, Michael Studdard, our Chief Financial Officer, Francis Ling, and our former director, Gordon McDougall, in the County Court at Law No. 4 of Nueces County, Texas. The lawsuit related to the Company’s alleged breach of contract in which the plaintiff was to provide approximately $60.0 million in financing in consideration of 50% of the Company’s outstanding common stock. In March 2008, the lawsuit was discontinued and the parties expect to resolve the matter by mediation.  There were no mediation hearings during the second quarter of 2008.

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

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (A)
May 05, 2008	Common stock	74,500	Highbridge International LLC	Nil	Warrants exercised by cashless exercise of 75,036 warrants	Sec. 4(2)
May 13, 2008	Common stock	142,700	Highbridge International LLC	Nil	Warrants exercised by cashless exercise of 143,727 warrants	Sec. 4(2)
May 21, 2008	Common stock	800,000	UOS Energy, LLC and L.M. Ross Professional Law Corp.	Nil	Litigation settlement	Sec 4(2)
June 03, 2008	Common stock	38,700	Highbridge International LLC	Nil	Warrants exercised by cashless exercise of 39,000 warrants	Sec. 4(2)
June 30, 2008	Common stock	491,667	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Warrants exercised by cashless exercise of 500,000 warrants	Sec. 4(2)
June 30, 2008	Common stock	432,667	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P. )	Nil	Warrants exercised by cashless exercise of 440,000 warrants	Sec. 4(2)

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

No matters were submitted to a vote of security holders during the second quarter of 2008.

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit Number	Description
Exhibit 10.1

Stock Purchase Agreement dated April 30, 2008 by and between Wentworth Energy, Inc. and CamTex Energy, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 16, 2008)

Exhibit 10.2

Release and Termination Agreement by and between Wentworth Energy, Inc., Barnico Drilling, Inc. and Castlerigg Master Investments Ltd. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated May 16, 2008)

Exhibit 10.3	Termination of Consulting Agreement by and between George Barnes and Wentworth Energy, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated May 16, 2008)
Exhibit 10.4	Form of Amendment to Notes and Warrants by and between Wentworth Energy, Inc and certain investors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 20, 2008)
Exhibit 10.5	Waiver under Amended and Restated Registration Rights Agreement effective as of June 30, 2008 Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 15, 2008)
Exhibit 31.1 *	Rule 13a-14a/15d-14(a) Certification by Chief Executive Officer
Exhibit 31.2 *	Rule 13a-14a/15d-14(a) Certification by Chief Financial Officer
Exhibit 32.1 *	Section 1350 Certification by Chief Executive Officer
Exhibit 32.2 *	Section 1350 Certification by Chief Financial Officer

* Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WENTWORTH ENERGY, INC.

Date: August 19, 2008

/s/ David W. Steward

David W. Steward, duly authorized officer

and Principal Executive Officer

Date: August 19, 2008

/s/ Francis K. Ling

Francis K. Ling, Principal Financial Officer