Form 10KSB/A
period 2007-12-31
Wentworth Energy, Inc.
filed 2008-08-29
CIK 1138932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

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

Documents incorporated by reference:

None

Transitional Small Business Disclosure Format (Check one):

Yes [ ] No [X]

Explanatory Note

The information in this amended Form 10-KSB/A includes the following changes from the original filing on April 14, 2008.  The Company retroactively restated certain amounts as a result of the following:

1.

In connection with the October 2007 debt restructuring the Company improperly allocated a $20.9 million increase in the fair value of its derivative liabilities to debt discount.  It was subsequently determined that only $3.8 million should have been allocated to debt discount, with the remainder of the increase in fair value attributed to loss on derivative contracts.

2.

An adjustment to amortization expense related to the senior secured convertible notes was required as a result of (1).

3.

Series B warrants with a fair value of $4.6 million were improperly included in derivative liabilities.

See Note 3 to the consolidated financial statements for additional details.

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

During the first quarter of 2006, the Company acquired an 87.5% working interest on approximately 40 acres in Polk County, Texas, for $0.1 million.  The Company spent approximately $1.6 million to develop this property through a third-party operator.  The third-

party operator incurred additional expenses of approximately $0.6 million to develop the well.  Because the lack of production from the Polk County well made it economically unviable, and in lieu of paying the third-party the additional monies, we assigned our 87.5% working interest to the third-party operator during 2007.  Once the operator had fully recouped their costs, the Company was to receive a 25% working interest in the proceeds from the sale of production from the well.  After evaluating the production history, management believed it was prudent to record an impairment charge of $1.7 million for the Polk County well in 2007, resulting in a book value of zero.

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

Risk Factors

An investment in our common stock is speculative and involves a high degree of risk and uncertainty. You should carefully consider the risks described below, together with the other information contained in this Annual Report on Form 10-KSB/A, including the consolidated financial statements and notes thereto of our company, before deciding to invest in our common stock. The risks described below include the material risks and uncertainties that we believe may adversely affect our business, operating results or financial condition. Our business, financial condition and results of operations and the value of our common stock could be materially and adversely affected by the following risks.

Risks Related To Our Business

We have a limited operating history and have incurred losses since we began operations. We must generate greater revenue to achieve profitability.

We commenced our current operations in 2005 and have incurred losses before and after we began our operations. In addition, as discussed in the accompanying financial statements, our accumulated deficit and the need to achieve and sustain profitability, and our reliance on the financing discussed in this Annual Report on Form 10-KSB/A, have cause our independent accountants to raise substantial doubt about our ability to continue as a going concern. At December 31, 2006, we had an accumulated deficit of $83,629,831. This deficit had decreased to $38,944,902 at December 31, 2007 due to change in valuation of derivative liabilities, but that change does not reflect a substantial increase in revenue or cash flow. Our current cash flows alone are insufficient to fund our business plan, necessitating further growth and funding for implementation. We may be unable to achieve the needed growth to attain profitability and may fail to obtain the funding that we need when it is required. Our future financial results depend largely on the following factors: (1) discovery of adequate levels of hydrocarbons on our properties and the economic feasibility for their recovery; (2) access to additional funding to develop and exploit our properties; (3) the market price of oil and gas; and (4) timing of discoveries compared to the time it takes to get the hydrocarbons to market. There can be no assurance that we will be successful in any of these matters, that the prices for our production will be at a profitable level or that we will achieve or sustain profitability or positive cash flows from our operating activities.

Our auditor has raised substantial doubts about our ability to continue as a going concern.  If we are unable to continue our business, our common stock may have little or no value.

As discussed in the accompanying financial statements, our accumulated deficit and the need to achieve and sustain profitability, and our reliance on the financing discussed in this Annual Report on Form 10-KSB/A to do so, have caused our auditor to raise substantial doubt about our ability to continue as a going concern.  There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue.  We may not achieve our business objectives and the failure to achieve such goals may render us unable to continue our business, which would result in our common stock having little or no value.

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

Information in this Annual Report on Form 10-KSB/A regarding our future exploration projects reflects our current intent and is subject to change.

Our current exploration and development plans are described in this Annual Report on Form 10-KSB/A. Whether we ultimately undertake an exploration project will depend on the following factors:

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

The holders of certain of our warrants have cashless exercise rights, which provide them with the ability to exercise the warrants and, in lieu of making the cash payment of the exercise price, elect instead to receive the number of shares that could have been purchased with what would have been the net proceeds if the warrant holder had exercised the warrants with a cash payment of the exercise price and then immediately sold such shares at the then-current closing price.  To the extent that the holders of the warrants exercise this right, we will not receive proceeds from such exercise.  Furthermore, as discussed in this Annual Report on Form 10-KSB/A, the exercise price of our warrants to purchase 69,045,554 shares is $0.001 per share.  This low exercise price and the cashless exercise option discussed above may encourage warrant holders to exercise their warrants, and since October 31, 2007, warrants for 2,821,417 shares have already been exercised on a cashless basis and 2,812,709 shares of our common stock issued in respect thereof.  The entry of those shares into the public market, or the mere expectation of the entry of those shares into the market, could depress the market price and adversely affect liquidity of our common stock and could impair our ability to obtain capital through securities offerings or the ability of investors to sell shares at a favorable price or at all.

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

Our common stock is currently quoted on the OTC Bulletin Board, which is characterized by low trading volume. Because of this limited liquidity, stockholders may be unable to sell their shares. The trading price of our shares has from time to time fluctuated widely and may be subject to similar fluctuations in the future. The trading price of our common stock may be affected by a number of factors, including events described in the risk factors set forth in this Annual Report on Form 10-KSB/A, as well as our operating results, financial condition, announcements of drilling activities, general conditions in the oil and gas exploration and development industry, and other events or factors. In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock.

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

Anderson County, Freestone County and Jones County, Texas

In July 2006, we purchased a 90% interest in the mineral rights, royalties and leases known as the P.D.C. Ball property pertaining to the oil, gas and liquid hydrocarbons, excluding coal and lignite, covering 27,557 gross acres (22,682 net acres) in Anderson, Freestone and Jones Counties in East Texas for $22.7 million cash and 4.3 million shares of our common stock. For additional details concerning the terms of the purchase of this property, see “Item 6. Management’s Discussion and Analysis or Plan of Operation – Overview”.  We estimate that the property will accommodate as many as 200 oil and gas wells over the next 10 years. In 2007, the property generated $0.2 million in royalties from wells operated by third party oil and gas companies and an additional $0.2 million in working and overriding royalty revenue from wells operated by Wentworth.  The Company has budgeted approximately $5.0 million for drilling over the twelve months, subject to the availability of funds. See “Liquidity and Capital Resources” for information on funds availability in Part II, Item 6, of this Annual Report on Form 10-KSB/A.

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

Item 6.  Management’s Discussion and Analysis or Plan of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto referred to in “Item 7. Financial Statements” and “Items 1. and 2. Business and Properties – Disclosures Regarding Forward-Looking Statements” in this Annual Report on Form 10-KSB/A.

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

With the July 26, 2006 acquisition of Barnico, the Company was no longer considered to be in the exploration stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises,” due to the acquisition of the established drilling company.  The accounting policies of the reportable segments are the same as those described in Note 2, “Significant Accounting Policies”, in the Notes to the Consolidated Financial Statements for the year ended December 31, 2007.  Management’s evaluation of the segments is based upon the income or loss from operations.  See also Note 19, “Segment Information”.

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

Dollars in thousands	2007	2006	$ change
REVENUE
Drilling	$ 1,038	$ 2,865	$ (1,827)
Oil and gas	1,145	176	969
TOTAL REVENUES	2,183	3,041	(858)

OPERATING COSTS
Production costs	547	136	411
Drilling costs	639	991	(352)
Salaries and taxes	1,032	1,039	(7)
Depreciation and depletion	715	270	445
Property evaluation costs	296	56	240
Impairment of oil and gas properties	4,313	205	4,108
Impairment of equipment	2,671	-	2,671
TOTAL OPERATING COSTS	10,213	2,697	7,516

GROSS PROFIT (LOSS)	(8,030)	344	(8,374)

GENERAL AND ADMINISTRATIVE
Depreciation	13	-	13
General and administrative	19,147	14,837	4,310
Finance and interest expense	6,394	18,083	(11,689)
TOTAL GENERAL AND ADMINISTRATIVE	25,554	32,920	(7,366)

LOSS FROM OPERATIONS	(33,584)	(32,576)	(1,008)

OTHER INCOME (EXPENSES)
Interest income	164	134	30
Equity in loss on investment	-	(593)	593
Gain (loss) on derivative contracts	78,075	(53,328)	131,403
Other income (expense)	30	173	(143)
TOTAL OTHER INCOME (EXPENSE)	78,269	(53,614)	131,883

INCOME (LOSS) BEFORE INCOME TAX BENEFIT	44,685	(86,190)	130,875
Income tax benefit	-	5,206	(5,206)

NET INCOME ( LOSS)	$ 44,685	$ (80,984)	$ 125,669

Year ended December 31, 2007 compared to year ended December 31, 2006

Although our net income for 2007 showed a marked increase from the net loss in 2006 it was principally due to the non-cash gain on the derivative liabilities as a result of the change in their fair values described further in Notes 9 and 10 to the notes to the consolidated financial statements.  The gross loss in 2007 of $8.0 million was primarily caused by the impairment charges in 2007 on oil and gas properties and equipment totaling approximately $7.0 million.  Impairment charges in 2006 were only $0.2 million and gross profit from operations was $0.3 million in 2006.

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

Since the July 2006 acquisition of Barnico, a drilling company, Wentworth’s operations have been viewed as two segments, drilling operations and oil and gas production. The drilling segment is engaged in the land contract drilling of oil and natural gas wells. Its operations reflect revenues from contracting one of Barnico’s two drilling rigs and crew to third parties, until such time as the Company is prepared to utilize both rigs on its own properties. The oil and gas production segment effectively began active operations in 2006 and is engaged in the exploration, development, acquisition and production of oil and natural gas properties. Management reviews and evaluates the segment operations separately, and anticipates the contract drilling activities to diminish significantly over the next 12 months. The operations of both segments have focused on counties in East Texas. The accounting policies of the reportable segments are the same as those described in Note 2, “Significant Accounting Policies,” in the notes to the consolidated financial statements. The Company evaluates the segments based on income (loss) from operations. There was no contract drilling in 2005, and there were no active operations for the Company in 2004. (See also Note 19, “Segment Information,” to the Notes to the Consolidated Financial Statements.)

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

Finance and Interest Costs

Finance costs were $6.4 million in 2007, down from $18.1 million in 2006.  Of the $6.4 million, $3.6 million was non-cash amortization of costs related to the convertible debentures. The $18.1 million in 2006 comprised $14.7 million in penalties pursuant to a registration rights agreement, $1.9 million of interest, and $1.3 million of non cash amortization of deferred costs related to the senior secured convertible debt discount and the convertible debenture discount (see “Financing Activities” below).  Of the $1.9 million of interest, $0.5 million was non-cash amortization of the discount on convertible debentures. See also Notes 9 and 10, “Senior Secured Convertible Notes Payable” and “Convertible Debentures Payable,” respectively, in the notes to the consolidated financial statements.

Other (Income) Expense

The Company had $78.3 million in other income in 2007 versus $53.6 million in other expense in 2006.  The largest item in this category for 2007 was a $78.1 million gain from derivative transactions related to the change in the fair value of the derivative contract liability as compared to a $53.3 million charge during 2006. The derivative liability arose as a result of the accounting for the senior secured convertible notes issued in July of 2006. Under guidance from SFAS No. 133 and EITF 00-19, 00-27 and 05-2, the Company is required to report the liability at fair value and record the fluctuation in the fair value to current operations. (See “Liquidity and Capital Resources” below in this section, and see Note 9, “Senior Secured Convertible Notes Payable,” and Note 10, “Convertible Debentures Payable,” in the Notes to Consolidated Financial Statements for a more detailed description of the transaction.) There were no derivative liabilities in 2005.  Also in 2006, the Company incurred a $0.6 million net loss on the write off of an equity investment.  Revenue from the gain on sale of properties was included in other income and relates to the December 2006 sale of the Company’s interest in the Archer County, Wichita County, Pecos County and McMullen County, Texas properties.  The Company recognized a $0.2 million net gain on sale of its interest in these properties.

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

Liquidity and Capital Resources

Summary of Cash Flows (in thousands)	For the year ended December 31, 2007	For the year ended December 31, 2006
Cash used in operating activities	$ (6,894)	$ (3,870)
Cash provided (used) in investing activities	1,010	(25,090)
Cash provided by financing activities	5,080	33,298
Increase (decrease) in cash and cash equivalents	(804)	4,338
Cash and cash equivalents, beginning of period	4,445	107
Cash and cash equivalents, end of period	3,641	4,445

Overview

Our primary sources of liquidity during the year were $2.2 million of operating revenues, of which $1.0 million resulted from drilling operations and $1.2 million from oil and gas revenues.  In addition to operating revenues, the Company restructured its senior secured convertible notes.  The principal balance of the notes increased by $21.4 million of which $5.0 was received in cash.  Accrued interest and penalties from 2006 and 2007 of approximately $16.4 million accounted for the remaining increase in the note principal.  For 2006 the Company had $3.0 million of operating revenues, of which $2.9 million represented drilling operations, $2.1 million from the issuance of common stock including options, $31.5 million cash proceeds from the issuance of our senior secured convertible notes, $0.3 million in cash proceeds from sales of our interests in oil and gas properties, and $1.5 million from a convertible debenture financing, of which approximately $0.4 million was converted to shares of our common stock during 2006.  The Company also received proceeds of $2.7 million in 2006 from leasing certain of our oil and gas interests in almost 9,000 acres in Freestone County, Texas under a three-year Lease and a Joint Operating Agreement.  Because this amount represented restricted funds pursuant to an agreement with our lenders, the proceeds are reflected in long-term assets in our Consolidated Balance Sheet as of December 31, 2006.  As of October 31, 2007, the restriction was terminated under our debt restructuring and these funds became unrestricted.

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

As shown in the accompanying consolidated financial statements, we incurred net income of $44.7 million for 2007 and a net loss of $86.2 million for 2006.  In addition, as of December 31, 2007 and 2006, we had unrestricted cash of $3.6 million and $4.4 million, respectively.  We had an accumulated deficit of $83.6 million as of December 31, 2006.  This deficiency decreased to $38.9 million as of December 31, 2007. Approximately $21.4 million and $95.7 million of this deficiency related to the derivative contract liabilities as of December 31, 2007 and 2006 respectively.  A significant part of the remainder related to accrued interest and penalties as of December 31, 2006. (See Note 9, “Senior Secured Convertible Notes Payable,” and Note 10, “Convertible Debentures Payable,” to the Notes to Consolidated Financial Statements for a more detailed description of these transactions.)

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

July 2006 Financing- Senior Secured Convertible Notes

In July 2006 we completed a $32.4 million private placement of 9.15% senior secured convertible notes due in July 2009, (of which $31.5 million was received in cash and $0.9 million was in lieu of commissions and fees), and Series A and Series B warrants to purchase, respectively, 46,214,287 and 16,175,000 shares of the Company’s common stock until July 25, 2011 at an initial price of $1.40 a share.  The Series B warrants were exercisable only if the Company required the holders to convert the senior secured convertible notes.  Cash proceeds from the July 2006 financing were used for the acquisition of the PDC Ball Property as described in Note 6, “Oil and Gas Properties” in the notes to the consolidated financial statements.

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

Derivative Instruments

In accordance with the interpretive guidance in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” we valued the conversion feature of the separate issuances of secured convertible debentures and warrants in January and July 2006 as derivative liabilities. We must make certain periodic assumptions and estimates to value the derivative liability. Factors affecting the amount of this liability include changes in our stock price and the computed volatility of our stock price. The change in value is reflected in our statements of operations as non-cash income or expense, and the changes in the carrying value of derivatives may have a material impact on our financial statements. For the years ended December 31, 2007 and December 31, 2006, we recorded non-cash income of $78.1 million and expense of $53.3 million respectively upon revaluation of the instruments that are subject to this accounting treatment. The derivative liability associated with these instruments is reflected on our balance sheet as a short-term liability. This liability will remain until the secured convertible debentures are converted, exercised or repaid, and until the warrants are exercised, expire, or other events occur to cause the termination of the derivative accounting, the timing of which may be outside our control.

Our senior secured convertible notes and our convertible debentures contain embedded conversion features, pursuant to which all or part of the debt owed to the holder may be converted into shares of our common stock at an initial price of $0.65 per share, subject to certain adjustments described in Note 9, “Senior Secured Convertible Notes Payable,” and Note 10, “Convertible Debentures Payable,” in the Notes to the Consolidated Financial Statements, and the warrants we issued provide the holder with the right to purchase our common stock at prices ranging from $0.001 to $0.65 per share. As a result of the terms of our agreement to register the resale of the shares of our common stock issuable upon conversion or exercise of these instruments or warrants, we are required under applicable accounting rules to treat the conversion feature of the notes and debentures and the related warrants as liabilities, rather than as equity instruments. This classification as liabilities also requires that we account for them at fair value and include changes in fair value as a component of other income (expense) for so long as the warrants and the conversion feature of the notes and debentures remain classified as liabilities. Changes in fair value are based upon the market price of our common stock and are calculated using the Black-Scholes method of valuation. As a result, as the market price of our common stock increases, our other expense increases, and as the market price of our common stock decreases, our other income increases. This accounting treatment could result in wide swings of our other income (expense) and net income in the future.

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

Item 7.  Financial Statements and Supplementary Data

The Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements are set forth beginning on page 69 of this Annual Report on Form 10-KSB/A and are incorporated herein.

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

This report does not include an attestation report by Hein & Associates, LLP, our independent registered public accounting firm, regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to only provide management’s report in this Annual Report on Form 10-KSB/A.

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

Outstanding Equity Awards at Fiscal Year End Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
John Punzo, Former CEO	-	-	-	-
David Steward, CEO	-	-	-	-
Michael S. Studdard, President	-	-	-	-
Tom J. Temples, Vice President	-	-	-	-

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

Copies of each of the option agreements, and any amendments thereto, listed below are included in the exhibit list that is part of this Annual Report on Form 10-KSB/A.

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

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes a voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of Common Stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days of the date of this Annual Report on Form 10-KSB/A, are deemed beneficially owned and outstanding from computing the percentage of the person holding such securities, but are not considered outstanding for computing the percentage of any other person, except with respect to group totals.

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

Exhibit 21	Subsidiaries
Exhibit 31.1 *	Rule 13a-14a/15d-14(a) Certification by Chief Executive Officer
Exhibit 31.2 *	Rule 13a-14a/15d-14(a) Certification by Chief Financial Officer
Exhibit 32.1 *	Section 1350 Certification by Chief Executive Officer
Exhibit 32.2 *	Section 1350 Certification by Chief Financial Officer
Exhibit 99.2	Press Release dated October 31, 2007 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated November 6, 2007 (File No. 000-32593))

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

WENTWORTH ENERGY, INC.

Date: August 29, 2008

/s/ David W. Steward

David W. Steward, Chief Executive Officer

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

As described in Note 3 to the consolidated financial statements, the previously filed 2007 consolidated financial statements have been restated for errors in accounting for a debt restructuring.

We were  not engaged to examine management’s assertion about the effectiveness of Wentworth Energy, Inc.’s internal control over financial reporting as of December 31, 2007 included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

s/ HEIN & ASSOCIATES LLP
Dallas, Texas
April 11, 2008, except for Note 3 which is dated August 19, 2008

Wentworth Energy, Inc.
Consolidated Balance Sheets
December 31, 2007 and 2006
	2007 (Restated)	2006
Assets
Current
Cash	$ 3,641,313	$ 4,445,489
Accounts receivable and accrued receivables	143,988	604,283
Unbilled receivables	16,483	56,625
Employee advances	-	3,708
Note receivable, related party	200,000	300,000
Federal income tax receivable	74,043	133,285
Prepaid expenses	131,831	92,368

Total Current Assets	4,207,658	5,635,758

Long Term
Restricted cash	-	2,676,019
Certificates of deposit – restricted	77,124	25,430
Oil and gas properties (successful efforts):
Royalty interest, net	267,463	294,552
Proved oil and gas properties, net	17,146,829	20,847,589
Unproved oil and gas properties	10,303,076	10,251,718
Equipment, net	3,251,078	6,213,878
Deferred finance costs, net	7,645,986	10,339,842

Total Assets	$ 42,899,214	$ 56,284,786

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.
Consolidated Balance Sheets
December 31, 2007 and 2006 (Continued)
	2007 (Restated)	2006
Liabilities
Current
Accounts payable and accrued liabilities	$ 1,393,953	$ 16,978,975
Convertible debentures payable	-	1,055,000
Discount on convertible debentures payable	-	(945,059)
Senior secured convertible notes payable	-	32,350,000
Discount on senior secured convertible notes payable	-	(32,350,000)
Due to related parties	47,692	47,692
Deferred gain	200,000	300,000
Derivative contract liabilities	21,439,645	95,693,748

Total Current Liabilities	23,081,290	113,130,356

Long Term
Asset retirement obligation	140,115	155,241
Convertible debentures payable	1,418,573	-
Discount on convertible debentures payable	(870,398)	-
Senior secured convertible notes payable	53,776,572	-
Discount on senior secured convertible notes payable	(35,277,552)	-

Total Liabilities	42,268,600	113,285,597

Commitments and contingencies (Note 18)

Stockholders’ Deficit
Preferred stock, $0.001 par value
2,000,000 shares authorized
Nil shares issued and outstanding	-	-
Common stock, $0.001 par value
300,000,000 shares authorized 26,249,764 and
23,782,498 issued and outstanding at December 31,
2007 and 2006, respectively	26,249	23,782
Additional paid in capital	39,549,267	26,605,238
Accumulated Deficit	(38,944,902)	(83,629,831)
Total Stockholders’ Deficit	630,614	(57,000,811)
Total Liabilities and Stockholders’ Deficit	$ 42,899,214	$ 56,284,786

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc,
Consolidated Statements of Operations
For the Years Ended December 31, 2007 and 2006
	2007 (Restated)	2006
Revenue
Drilling revenue	$ 1,038,033	$ 2,864,624
Oil and gas revenue	1,144,769	176,178
Total revenue	2,182,802	3,040,802
Operating Expenses
Production costs	546,722	136,007
Drilling costs	639,491	990,750
Salaries and payroll taxes	1,031,797	1,038,416
Depreciation and depletion	715,178	270,195
Property evaluation costs	296,034	56,390
Impairment of oil and gas properties	4,312,979	204,713
Impairment of equipment	2,670,525	-
Total operating expenses	10,212,726	2,696,471
Gross profit (loss)	(8,029,924)	344,331
Expenses
General and administrative	19,146,881	14,837,543
Depreciation	13,479	-
Interest and finance costs	6,394,342	18,082,828
Total expenses	25,554,702	32,920,371
Loss from operations	(33,584,626)	(32,576,040)
Other Revenue (Expense) Items
Interest income	163,882	134,257
Equity in loss of investment	-	(593,735)
Gain (loss) on derivative contracts	78,075,500	(53,327,685)
Other	30,173	173,053
Total other revenue (expense) items	78,269,555	(53,614,110)
Income (loss) before income tax benefit	44,684,929	(86,190,150)
Income tax benefit	-	5,206,199
Net income (loss)	44,684,929	(80,983,951)
Deficit, beginning of period	(83,629,831)	(2,645,880)
Deficit, end of period	$ (38,944,902)	$ (83,629,831)
Basic earnings (loss) per share	$ 1.83	$ (4.16)
Diluted loss per share	$ (0.19)	$ (4.16)
Weighted average shares outstanding
Basic	24,407,272	19,483,885
Diluted	176,739,040	19,483,885

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
From December 31, 2005 to December 31, 2007
	Number of Shares	Par Value	Additional Paid in Capital	Treasury Stock	Deficit Accumulated	Total
Balance, December 31, 2005	15,132,111	$ 15,132	$ 2,473,370	$ -	$(2,645,880)	$ (157,378)
Issuance of common stock for services	247,500	248	323,927	-	-	324,175
Issuance of common stock for payable settlement	408,586	408	546,632	-	-	547,040
Issuance of common stock upon exercise of options	1,021,500	1,021	337,229	-	-	338,250
Issuance of common stock upon exercise of warrants	1,516,622	1,517	1,412,971	-	-	1,414,488
Issuance of common stock for commitment fee	100,000	100	63,900	-	-	64,000
Issuance of common stock to pledge as security for debt	7,758,000	7,758	-	(7,758)	-	-
Issuance of common stock for finders’ fees	74,231	74	61,176	-	-	61,250
Issuance of common stock upon conversion of debt	806,948	807	627,693	-	-	628,500
Issuance of common stock for cash	125,000	125	499,875	-	-	500,000
Issuance of common stock for equity investment	200,000	200	377,800	-	-	378,000
Stock based compensation	-	-	11,077,860	-	-	11,077,860
Reclassification of warrants	-	-	(330,365)	-	-	(330,365)
Issuance of common stock to purchase Barnico Drilling, Inc. and oil and gas mineral interest	4,250,000	4,250	9,263,070	-	-	9,267,320
Cancellation of treasury stock	(7,758,000)	(7,758)	-	7,758	-	-
Cancellation of common stock	(200,000)	(200)	(259,800)	-	-	(260,000)
Issuance of common stock for replacement of cancelled shares	100,000	100	129,900	-	-	130,000
Net loss for the period	-	-	-	-	(80,983,951)	(80,983,951)
Balance, December 31, 2006	23,782,498	23,782	26,605,238	-	(83,629,831)	(57,000,811)
Stock based compensation	-	-	12,627,037	-	-	12,627,037
Issuance of common stock upon exercise of options	220,000	220	79,780	-	-	80,000
Issuance of common stock upon exercise of warrants	1,951,266	1,951	-	-	-	1,951
Issuance of common stock for payable settlement	260,000	260	41,340	-	-	41,600
Options issued for settlement	-	-	159,188	-	-	159,188
Issuance of common stock to purchase Wentworth Oil & Gas Inc	36,000	36	36,684	-	-	36,720
Net income for the period, restated	-	-	-	-	44,684,929	44,684,929
Balance, December 31, 2007, restated	26,249,764	$ 26,249	$ 39,549,267	$ -	$(38,944,902)	$ 630,614

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006
	2007 (Restated)	2006
Cash used in
Operating activities
Net income (loss) for the year	$ 44,684,929	$ (80,983,951)
Adjustments for:
Depreciation and depletion	728,657	270,195
Stock based compensation	12,627,037	11,077,860
Amortization of discount on convertible debentures	642,625	465,288
Amortization of discount on senior secured convertible notes	834,522	-
Equity in loss of investment	-	593,735
Accretion of asset retirement obligation	6,024	9,668
(Gain) loss on derivative contracts	(78,075,500)	53,327,685
Amortization of deferred financing costs	2,185,215	1,331,257
Interest on convertible debentures/notes payable	718,012	-
Impairment of oil and gas properties	4,312,990	204,713
I Impairment of equipment	2,670,525	-
Stock issued for services and other	202,739	324,175
Gain on sales of oil and gas leases	-	(173,053)
Loss on sale of equipment	20,520	-
Deferred income tax benefit	-	(5,206,199)
Change in non-cash working capital items:
Trade accounts and other receivables	563,387	(233,528)
Note receivable	100,000	-
Prepaid expenses	(39,463)	(25,373)
Accounts payable and accrued liabilities	986,511	15,368,428
Deferred revenue	(100,000)	(224,731)
Due to related parties	36,720	4,140
Net cash used in operating activities	(6,894,550)	(3,869,691)

Investing activities
Investment in Redrock Energy, Inc.	-	(5,468)
(Increase) decrease in restricted cash	2,676,019	(2,676,019)
Oil and gas property purchase and additions	(1,431,310)	(2,759,445)
Proceeds from sale of oil and gas property interest	100,000	2,676,018
Proceeds from sale of oil and gas leases	-	300,000
Purchase of certificate of deposit	(51,694)	(25,430)
Acquisition of P.D.C. Ball oil and gas properties, and Barnico Drilling, Inc., net of cash balance acquired	-	(22,052,558)
Equipment purchases	(282,641)	(547,636)
Net cash provided by (used in) investing activities	1,010,374	(25,090,538)

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2007 and 2006 (Continued)
	2007 (Restated)	2006
Financing activities
Proceeds from notes payable	-	500,000
Proceeds from senior secured convertible notes and convertible debentures payable, net of related costs	5,000,000	30,724,797
Share subscription payable	-	(1,500)
Common stock issued for cash, including exercise of options	80,000	2,075,024
Net cash provided by financing activities	5,080,000	33,298,321

Increase (decrease) in cash	(804,176)	4,338,092

Cash, beginning of period	4,445,489	107,397

Cash, end of period	$ 3,641,313	$ 4,445,489

Supplemental cash flow information
Interest paid	$ 705,693	$ 580,510
Income taxes paid	$ -	$ 259,575

Supplemental non-cash information (Note 14)

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

In July 2006, the Company acquired a 90% mineral rights interest known as the P.D.C. Ball mineral property covering 27,557 gross acres from Roboco Energy, Inc. (“Roboco”) contemporaneously with the acquisition of Barnico Drilling, Inc. (“Barnico”), for $31.9 million, which included cash and issuance of Wentworth’s stock.  Barnico is an East Texas-based drilling contractor with two drilling rigs. See Note 6 for additional information regarding the acquisition of Barnico and the P.D.C Ball mineral property from Roboco.  The acquisition was funded through the issuance of $32.4 million of senior secured convertible notes. See Note 9 for additional information regarding the senior secured convertible notes. With the acquisition of Barnico, an established drilling company, Wentworth was no longer considered to be in the exploration stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

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

a)  Going concern (continued)

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

See Note 6 for information regarding acquisitions and sales of properties.

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

Finance costs with respect to the 10% convertible debentures totaling $0.3 million were recorded January 12, 2006, and are being expensed using the interest method over the remaining months until maturity of the debentures on January 11, 2009. The Company also recorded a discount for the convertible debentures, as described in Note 10. Amortization expense for the years ended December 31, 2007 and 2006 was $61,000 and $134,000, respectively.

Finance costs with respect to the 9.15% senior secured convertible notes totaling $11.2 million were originally recorded July 25, 2006, and are being expensed using the interest method over the remaining months until maturity of the notes. The maturity date of the convertible notes was extended from July 2009 until October 2010 as a result of the debt restructuring described in Note 9. The Company also recorded a discount for the senior secured convertible notes as described in Note 9. Amortization expense for the years ended December 31, 2007 and 2006 was $3.6 million and $1.1 million, respectively.

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

The following is an illustration of the reconciliation of the numerators and denominators of the restated basic and restated diluted earnings per share for the year ended December 31, 2007:

	Income	Shares	Per-Share Amount
Basic earnings per share (restated)
Net income (restated)	$ 44,684,929	24,407,272	$ 1.83
Effect of dilutive securities
Options	-	1,008,394
Warrants	-	59,733,258
Convertible debentures and notes	(78,261,443)	91,590,116
Diluted earnings per share
Net income plus assumed conversions (restated)	$ (33,576,514)	176,739,040	$ (0.19)

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

p)  Asset retirement obligations

The fair value of the statutory, contractual or legal liability associated with the retirement and reclamation of tangible long-lived assets is recorded when a reasonable estimate of fair value can be made, with a corresponding increase to the carrying amount of the related assets. The increase to capitalized costs is amortized to earnings on a basis consistent with amortization of the underlying assets. Subsequent changes in the estimated fair value of the asset retirement obligations are capitalized and amortized over the remaining useful life of the underlying asset. The asset retirement obligations are carried on the Consolidated Balance Sheet at their discounted present value and are accreted over time for the change in their present value, with this accretion charge included in amortization. Actual expenditures incurred are charged against the accumulated obligation with the resulting difference recognized in income as a gain or loss. See Note 12 for additional information concerning the Company’s asset retirement obligation.

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

3.   Restatement of Consolidated Financial Statements

The Company has retroactively restated certain of its amounts reported for the year ended December 31, 2007.  The restatements were made as a result of (1) The Company improperly allocated $20.9 million increase in the fair market value of its derivative liabilities resulting from the debt restructuring (Note 9) to debt discount.  However, the Company subsequently determined that only the $3.8 million portion of the increase in fair value of the derivative liabilities that is attributable to the $5.0 million in new proceeds the Company received in connection with the restructuring should be allocated to debt discount, with the remainder of the increase in fair value attributed to loss on derivative contracts. (2)  The Company also determined that it improperly included the $4.6 million value of Series B warrants in derivative liabilities.  This was improper because to the exercise of the Series B warrants is within the control of the Company. (3) An adjustment to the amortization expense related to the senior secured convertible notes was required as a result of (1).

The following is a summary of the impact of the restatements on the Company’s accompanying consolidated balance sheet as of December 31, 2007:

	December 31, 2007
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Derivative contract liabilities	$ 23,935,041	$ (2,495,396)	(a)	$21,439,645
Total current liabilities	25,576,686	(2,495,396)	(a)	23,081,290
Discount on senior secured convertible notes payable	(53,238,806)	17,961,254	(a),(b)	(35,277,552)
Total Liabilities	26,802,742	15,465,858	(a),(b)	42,268,600
Accumulated Deficit	(23,479,044)	(15,465,858)	(a),(b)	(38,944,902)
Total Stockholders' Equity	16,096,472	(15,465,858)	(a),(b)	630,614

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007

3.   Restatement of Consolidated Financial Statements (continued)

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

The following is a summary of the impact of the restatements on the Company’s consolidated statement of stockholders’ equity for the year ended December 31, 2007:

	December 31, 2007
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Net income for the period	$60,150,787	$(15,465,858)	(a),(b)	$44,684,929
Deficit accumulated, December 31, 2007	(23,479,044)	(15,465,858)	(a),(b)	(38,944,902)
Balance, December 31, 2007	16,096,472	(15,465,858)	(a),(b)	630,614

The following is a summary of the impact of the restatements on the Company’s consolidated statement of cash flows for the year ended December 31, 2007:

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007

3.   Restatement of Consolidated Financial Statements (continued)

	December 31, 2007
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Net income for the year	$60,150,787	$(15,465,858)	(a),(b)	$ 44,684,929
Amortization of discount on senior secured convertible notes	-	834,522	(b)	834,522
(Gain) loss on derivative contracts	(92,706,836)	14,631,336	(a)	(78,075,500)

(a)

To reflect the reclassification of a portion of debt discount to loss on derivatives and to reflect effect of excluding Series B warrants.

(b)

As a result of the debt restructuring, amortization of discount on senior secured convertible notes increased.  The discount is being amortized under the effective interest method over the extended life of the new note, using a lower effective interest rate than was required prior to the restructuring.

4.  Royalty Interests

The Company acquired oil and gas royalty interests in Freestone County, Anderson County and Jones County, Texas in 2006. The royalty interest was purchased as part of the 27,557 gross acres of oil and gas fee mineral rights described in Note 6. The royalty interest was recorded at its initial estimated relative fair value of $0.4 million.  Depletion of approximately $27,000 and $59,300 has been recorded for the years ended December 31, 2007 and 2006, respectively on the royalty interests.

5.  Joint Operating Agreement

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

Total consideration for the acquisition of the P.D.C Ball mineral rights and Barnico was $22.7 million cash and 4.3 million common shares of the Company’s stock at a price of $2.18 per common share, or $9.3 million, net of finder’s fees to unrelated third parties.  The purchase price was funded by the issuance of $32.4 million in senior secured convertible notes and Series A and Series B Warrants to purchase 46,214,286 and 16,175,000 shares of common stock, respectively, in a private placement. See additional information regarding the private placement in Note 9, “Senior Secured Convertible Notes Payable.”

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

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007

6.  Oil and Gas Properties (continued)

Properties Acquired (continued)

P.D.C. Ball – Anderson, Freestone, and Jones Counties, Texas (continued)

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

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007

6.  Oil and Gas Properties (continued)

Properties Acquired (continued)

P.D.C. Ball – Anderson, Freestone, and Jones Counties, Texas (continued)

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

7. Equipment

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

8. Demand Note Payable

During 2006, the Company borrowed $0.5 million that was due on demand, with interest at 10% per annum. The note was uncollateralized. The loan was repaid by an issuance of 357,143 shares of common stock on September 6, 2006.

9. Senior Secured Convertible Notes Payable

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
December 31, 2007

9. Senior Secured Convertible Notes Payable (continued)

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

Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” EITF 00-27 “Application of Issue No 98-5 to Certain Convertible Instruments,” EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” the original fair value of the embedded beneficial conversion feature in the convertible notes and in the associated warrants of $146.0 million was recorded as a derivative contract liability because the debt is considered non-conventional convertible debt. The initial liability was attributed $8.2 million to deferred financing costs, $32.4 million as a discount to the senior secured convertible notes and $105.4 million as loss on derivatives.  The debt discount is being amortized using the interest method over the life of the related convertible notes and $0.8 million was expensed during year ended December 31, 2007. During the year ended December 31, 2006 amortization expense was insignificant.  In addition, the Company is required to report the derivative contract liability at fair value and record the fluctuation to the fair value of the derivative contract liability to current operations.  The change in the fair value of the derivative contract liability resulted in a non-cash gain of $78.1 million for year ended December 31, 2007 and resulted in a non-cash loss of $50.7 million for the year ended December 31, 2006.  The fair value of the derivative contract liability outstanding as of December 31, 2007 and December 31, 2006 was $20.6 million and $91.5 million, respectively.

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

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007

9. Senior Secured Convertible Notes Payable (continued)

The Company was in default of the terms of its agreements with investors, specifically the registration requirement, during 2007; therefore, the investors had the right to cause the senior secured convertible notes to be due and payable immediately.  However, on October 31, 2007, the Company restructured their convertible notes.  As a result of the restructuring, the aggregate principal balance of the amended and restated convertible notes increased to $53.8 million, which included approximately $16.4 million of accrued penalties and interest on the original convertible notes and additional cash proceeds of $5.0 million. Management classified this debt and the related discount as long-term liabilities in the December 31, 2007, Consolidated Balance Sheet due to the restructuring.

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

Pursuant to SFAS 15, “Accounting for Debtors and Creditors for Troubled Debt Restructuring”, the transaction was accounted for prospectively as a modification of terms in a troubled debt restructuring.

The restructuring also resulted in a $22.5 million increase in the fair value of the conversion feature and related warrants.  Of this increase, $18.7 million was recognized as a loss on derivative contract liabilities and $3.8 million was recorded as a debt discount on the $5 million in new proceeds. The accounting applied as a result of the restructuring is pursuant to the same provisions applied in the original accounting for the embedded derivative liability.

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

10. Convertible Debentures Payable

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

The amended and restated convertible debentures (hereinafter referred to as the “debentures”) have an aggregate principal amount of $1,418,573, a maturity date of January 11, 2009 and bear interest at a rate of 10% per annum commencing October 31, 2007.  The Company’s obligations under the debentures are secured by a security interest in substantially all of the Company’s assets; however, that security interest is subordinated to the security interest created under the security agreement in favor of the holders of the senior secured convertible notes as described in Note 9.

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

Pursuant to SFAS 15, “Accounting for Debtors and Creditors for Trouble Debt Restructuring,” this transaction was accounted for prospectively as a modification of terms in a troubled debt restructuring.

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

13. Warrants Outstanding

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

13. Warrants Outstanding (continued)

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
		89,951,276

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007

14. Supplemental Cash Flow

The following non-cash transactions were recorded during the years ended December 31, 2007 and 2006:

	2007	2006
Shares issued for reduction of payables	$ 41,600	$ 590,790
Shares issued for conversion of debt	-	628,500
Shares issued for assets acquired	-	9,267,320
Warrants issued for assets acquired	-	1,468,642
Shares issued for investment	-	248,000
Shares issued upon cashless exercise of warrants	1,951	133,964
Shares issued for deferred financing fees	-	125,250
Warrants issued for deferred financing fees	-	8,185,698
Transfer of oil and gas properties to equity investments	-	100,001
Discount on convertible debt Refinancing of senior secured convertible notes payable	3,762,197 16,790,145	33,850,000 -
Refinancing of convertible debentures	363,573	-

15. Stock-Based Compensation

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
December 31, 2007

15. Stock-Based Compensation (continued)

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
December 31, 2007

15. Stock-Based Compensation (continued)

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
December 31, 2007

15. Stock-Based Compensation (continued)

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

15. Stock-Based Compensation (continued)

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
December 31, 2007

15. Stock-Based Compensation (continued)

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

16.  Change in Authorized Shares

On December 26, 2006, the total number of authorized common shares was increased from 98,000,000 to 300,000,000 and the number of all authorized shares was increased from 100,000,000 to 302,000,000. There were no changes during 2007.

17.  Income Taxes

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2007	2006
Statutory rate	35%	37%
Increase (decrease) in income taxes resulting from:
Increase in valuation allowance	(35%)	(31%)
	-	6%

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007

17.  Income Taxes (continued)

The significant components of the Company’s deferred tax liabilities and assets are as follows:

	2007	2006
Deferred tax liabilities:
Derivative liabilities and debt discount	$ 8,661,735	$ -
Oil and gas properties and drilling equipment	-	4,994,435
Total	8,661,735	4,994,435

Deferred tax assets:
Oil and gas properties and drilling equipment	278,028	-
Non-capital losses available for future periods	13,786,616	1,926,472
Derivative liabilities	-	35,332,224
Finance costs	5,352,452	3,926,447
Stock compensation	8,247,734	4,098,809
Accounts payable and accrued liabilities	6,145	4,953,638
Other	342,582	111,000
Total	28,013,557	50,348,590
Valuation allowance	(19,351,822)	(45,354,155)
Total	8,661,735	4,994,435
Net Deferred Taxes	$ -	$ -

Components for provision of income taxes are as follows:

	2007	2006
Current	$ -	$ -
Deferred expense (benefit)	-	(5,206,199)
Total	$ -	$ (5,206,199)

At December 31, 2007 and 2006 the Company had available non-capital losses for tax purposes of approximately $39.4 million and $5.2 million, respectively, which may be carried forward to apply against future income. These losses may be limited under IRS Section 382. These losses will expire commencing in 2021.

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
December 31, 2007

18. Commitments and Contingencies (continued)

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
December 31, 2007

18. Commitments and Contingencies (continued)

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

Along with the Company’s counsel, management monitors developments related to these legal matters and, when appropriate, makes adjustments to recorded liabilities to reflect current facts and circumstances. As of December 31, 2007 management has identified one potential liability related to the Senior Secured Convertible Notes.  If the Company fails to meet the deadline for the effectiveness of the registration statement of April 30, 2008, then the Company will be required to pay liquidated damages of approximately $0.1 million (see Note 9 for details). However, management has negotiated a 60-day extension, which would make the effectiveness deadline June 30, 2008.  The extension has not been formally executed, but it is probable that this event will occur, and management will be able to meet the new deadline for effectiveness.  Accordingly no accrual has been made.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007

19.  Segment Information

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

	Years ended December 31,
	2007	2006
Revenues
Drilling revenues	$ 1,038	$ 2,865
Oil and gas revenues (including overhead income)	1,145	176
Total revenues	$ 2,183	$ 3,041

	Years ended December 31,
	2007	2006
Operating income (loss) [1]
Drilling	$ (3,745)	$ 337
Oil and gas	(4,285)	7
Total operating income (loss)	(8,030)	344
General and administrative expense	(19,160)	(14,837)
Interest and finance costs	(6,394)	(18,083)
Other income (expense), net	78,269	(53,614)
Income (loss) before income tax	$ 44,685	$ (86,190)

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007

19.  Segment Information (continued)

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

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007

20. Subsequent Events

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

22. Reserve Information

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
December 31, 2007

22. Reserve Information (continued)

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

Wentworth Energy, Inc.
Supplemental Information (Unaudited)
December 31, 2007

22. Reserve Information (continued)

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