Form 10-Q/A
period 2008-03-31
Wentworth Energy, Inc.
filed 2008-08-29
CIK 1138932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

The information in this amended Form 10-Q/A includes the following changes from the original filing on May 15, 2008:

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

See Note 4 to the consolidated financial statements for additional details.

All business and historical information is as of the original filing date, does not reflect subsequent events and may include prospective information that has been superseded in subsequent Securities and Exchange Commission filings.

PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

Wentworth Energy, Inc.
Consolidated Balance Sheets
	March 31, 2008 (Unaudited) (Restated)	December 31, 2007
Assets
Current
Cash	$ 2,503,141	$ 3,641,313
Accounts receivable and accrued receivables	103,099	143,988
Unbilled receivables	-	16,483
Note receivable, related party	200,000	200,000
Federal income tax receivable	-	74,043
Prepaid expenses	104,372	131,831

Total Current Assets	2,910,612	4,207,658

Long Term
Certificates of deposit – restricted	77,124	77,124
Oil and gas properties (successful efforts):
Royalty interest, net	267,463	267,463
Proved oil and gas properties, net	17,133,884	17,146,829
Unproved oil and gas properties	10,303,076	10,303,076
Equipment, net	141,617	161,048
Equipment, net – subject to sale agreement	3,090,030	3,090,030
Deferred finance costs, net of accumulated amortization of $922,233 and $357,646, respectively	7,081,400	7,645,986

Total Assets	$ 41,005,206	$ 42,899,214

The accompanying notes are an integral part of these consolidated financial statements.

Wentworth Energy, Inc.
Consolidated Balance Sheets
	March 31, 2008 (Unaudited) (Restated)	December 31, 2007
Liabilities
Current
Accounts payable and accrued liabilities	$ 767,014	$ 675,941
Accrued interest payable	1,812,760	718,012
Due to related parties	-	47,692
Deferred gain	200,000	200,000
Derivative contract liabilities	15,852,336	21,439,645

Total Current Liabilities	18,632,110	23,081,290

Long Term
Asset retirement obligation	143,318	140,115
Convertible debentures payable, net of discount of $757,256 and $870,398, respectively	661,317	548,175
Senior secured convertible notes payable, net of discount of $33,875,208 and $35,277,552 respectively	19,901,364	18,499,020

Total Liabilities	39,338,109	42,268,600

Commitments and contingencies (Note 11)

Stockholders’ Equity
Preferred stock, $0.001 par value
2,000,000 shares authorized
Nil shares issued and outstanding	-	-
Common stock, $0.001 par value
300,000,000 shares authorized 27,219,707 and
26,249,764 issued and outstanding at March 31, 2008
and December 31, 2007, respectively	27,219	26,249
Additional paid in capital	39,933,715	39,549,267
Accumulated Deficit	(38,293,837)	(38,944,902)
Total Stockholders’ Equity	1,667,097	630,614

Total Liabilities and Stockholders’ Equity	$ 41,005,206	$ 42,899,214

The accompanying notes are an integral part of these consolidated financial statements.

Wentworth Energy, Inc,
Consolidated Statements of Operations (Unaudited)
For the three months ended
	March 31, 2008 (Restated)	March 31, 2007
Revenue
Oil and gas revenue	$ 78,113	$ 164,617
Drilling revenue	-	865,163
Total revenue	78,113	1,029,780

Operating Expenses
Production costs	44,707	73,558
Drilling costs	-	466,277
Salaries and payroll taxes	-	169,892
Depreciation and depletion	18,864	190,384
Property evaluation costs	2,876	186,381
Impairment of oil and gas properties	1,121	11,208
General and administrative	1,679,809	3,326,314
Total operating expenses	1,747,377	4,424,014
Loss from operations	(1,669,264)	(3,394,234)

Other Revenue (Expense)
Interest income	21,958	62,285
Interest and finance costs	(3,174,823)	(1,648,575)
Other	(114,116)	-
Unrealized gain on derivative contracts	5,587,310	37,998,022
Total other revenue (expense)	2,320,329	36,411,732

Net Income	651,065	33,017,498

Deficit, beginning of period	(38,944,902)	(83,629,831)
Deficit, end of period	$ (38,293,837)	$ (50,612,333)

Basic earnings per share	$ 0.02	$ 1.38
Diluted earnings (loss) per share – 2007 restated	$ (0.03)	$ (0.06)
Weighted average shares outstanding
Basic	26,554,807	23,895,387
Diluted – 2007 restated	186,755,021	51,668,731

The accompanying notes are an integral part of these consolidated financial statements.

Wentworth Energy, Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)
For the three months ended March 31, 2008
	Number of Shares	Par Value	Additional Paid in Capital	Deficit Accumulated	Total
Balance, December 31, 2007	26,249,764	$ 26,249	$ 39,549,267	$ (38,944,902)	$ 630,614
Stock-based compensation	-	-	384,448	-	384,448
Issuance of common stock upon exercise of warrants	969,943	970	-	-	970
Net income for the period, restated	-	-	-	651,065	651,065
Balance, March 31, 2008, restated	27,219,707	$ 27,219	$ 39,933,715	$ (38,293,837)	$ 1,667,097

The accompanying notes are an integral part of these consolidated financial statements.

Wentworth Energy, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the three months ended
	March 31, 2008 (Restated)	March 31, 2007
Cash Used in Operating Activities
Net income for the period	$ 651,065	$ 33,017,498
Adjustments for:
Depreciation and depletion	18,864	190,384
Stock-based compensation	384,448	2,577,724
Amortization of discount on convertible debentures	113,142	21,428
Amortization of discount on senior secured convertible notes	1,402,345
Accretion of asset retirement obligation	3,203	21,956
(Gain) on derivative contracts	(5,587,310)	(37,998,022)
Amortization of deferred financing costs	564,586	733,575
Impairment of oil and gas properties	1,121	11,208
Loss on sale of equipment	1,788	-
Write down in investment	-	36,720
Change in operating assets and liabilities:
Accounts receivable and accrued receivables	41,858	(655,695)
Unbilled receivables	16,483	-
Federal income tax receivable	74,043	-
Prepaid expenses	27,459	2,977
Accounts payable and accrued liabilities	91,073	(80,433)
Accrued interest payable	1,094,748	60,326
Due to related parties	(47,692)	-
Net cash used in operating activities	(1,148,776)	(2,060,354)

Investing activities
Oil and gas property purchase and additions	(1,135)	(1,675,724)
Purchase of other property and equipment	(2,261)	(155,570)
Proceeds from sale of property and equipment	14,000	-
Net cash provided by (used in) investing activities	10,604	(1,831,294)

Financing activities
Common stock issued for cash, including exercise of options	-	80,000
Net cash provided by financing activities	-	80,000

Increase (decrease) in cash	(1,138,172)	(3,811,648)
Cash, beginning of period	3,641,313	4,445,489

Cash, end of period	$ 2,503,141	$ 633,841
Supplemental cash flow information
Interest – continuing operations	$ 113,143	$ 705,693
Supplemental disclosure of non-cash transactions
Shares issued upon cashless exercise of warrants	$ 970	$ -

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

The following is an illustration of the reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share for the three months ended March 31, 2008:

	Income (Restated)	Shares	Per-Share Amount (Restated)
Basic earnings per share
Net income	$ 651,065	26,554,807	$ 0.02
Effect of dilutive securities
Options	-	-
Warrants	(4,885,562)	66,767,940
Convertible debentures and notes	(700,646)	93,432,274
Diluted earnings per share
Net income plus assumed conversions	$ (4,935,143)	186,755,021	$ (0.03)

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

4.   Restatement of Consolidated Financial Statements

The Company has retroactively restated certain of its amounts reported for the three months ended March 31, 2008.  The restatements were made as a result of (1) In connection with the October 2007 debt restructuring the Company improperly allocated a $20.9 million increase in the fair market value of its derivative liabilities to debt discount.  However, the Company subsequently determined that only the $3.8 million portion of the increase in fair value of the derivative liabilities that is attributable to the $5.0 million in new proceeds the Company received in connection with the restructuring should be allocated to debt discount, with the remainder of the increase in fair value attributed to loss on derivative contracts. (2)  The Company also determined that it improperly included the $4.6 million value of Series B warrants in derivative liabilities.  This was improper because the exercise of the Series B warrants is within the control of the Company. (3) An adjustment to the amortization expense related to the senior secured convertible notes was required as a result of (1).

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
March 31, 2008

4.   Restatement of Consolidated Financial Statements (continued)

The following is a summary of the impact of the restatements on the Company’s accompanying consolidated balance sheet as of March 31, 2008:

	March 31, 2008
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Derivative contract liabilities	$ 18,162,689	$ (2,310,353)	(a)	$ 15,852,336
Total current liabilities	20,942,463	(2,310,353)	(a)	18,632,110
Senior secured convertible notes payable, net of discount	537,766	19,363,598	(a),(b)	19,901,364
Total Liabilities	22,284,864	17,053,245	(a),(b)	39,338,109
Accumulated Deficit	(21,240,592)	(17,053,245)	(a),(b)	(38,293,837)
Total Stockholders' Equity	18,720,342	(17,053,245)	(a),(b)	1,667,097

The following is a summary of the impact of the restatements on the Company’s consolidated statement of operations for the three months ended March 31, 2008:

	March 31, 2008
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Interest and finance costs	$ (1,772,478)	$ (1,402,345)	(b)	$ (3,174,823)
Unrealized gain on derivative contracts	5,772,352	(185,042)	(a)	5,587,310
Total other revenue (expense) items	3,907,716	(1,587,387)	(a),(b)	2,320,329
Net income	2,238,452	(1,587,387)	(a),(b)	651,065
Deficit, beginning of period	(23,479,044)	(15,465,858)	(a),(b)	(38,944,902)
Deficit, end of period	(21,240,592)	(17,053,245)	(a),(b)	(38,293,837)
Basic earnings per share	0.08	(0.06)	(a),(b)	0.02
Diluted loss per share	(0.01)	(0.02)	(a),(b)	(0.03)

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

The following is a summary of the impact of the restatements on the Company’s consolidated statement of cash flows for the three months ended March 31, 2008:

	March 31, 2008
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Net income for the period	$ 2,238,452	$ (1,587,387)	(a),(b)	$ 651,065
Amortization of discount on senior secured convertible notes	-	1,402,345	(b)	1,402,345
(Gain) loss on derivative contracts	(5,771,382)	185,042	(a)	(5,586,340)

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

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
March 31, 2008

5.  Derivative Contract Liabilities

As of March 31, 2008, the Company had the following derivative contract liabilities outstanding:

	Convertible Debentures		Senior Secured Convertible Notes		Private Placement Warrants	Total Derivative Contract Liabilities
	Beneficial Conversion Feature	Warrants	Beneficial Conversion Feature	Warrants
Derivative contract liabilities, December 31, 2007	$ 607,203	$ 77,252	$9,937,874	$ 10,702,537	$ 114,779	$ 21,439,645
Unrealized (gain) loss included in other revenue (expense) in the consolidated statements of operations	82,747	(5,017)	(4,873,244)	(784,494)	(7,302)	(5,587,310)
Derivative contract liabilities, March 31, 2008	$ 689,950	$ 72,235	$5,064,630	$ 9,918,043	$ 107,477	$ 15,852,335

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
March 31, 2008

5.  Derivative Contract Liabilities (continued)

•

Level 3 — Inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. As of March 31, 2008, the Company had no Level 3 measurements.

6.  Senior Secured Convertible Notes Payable

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

In connection with the initial accounting the Company also recorded a discount on the debt, pursuant to the guidance provided by EITF 00-27. The debt discount totaled $33.9 million as of March 31, 2008 and $35.3 million as of December 31, 2007, and is currently being amortized using the effective interest method. Amortization expense recognized on the debt discount in the three months ended March 31, 2008 totaled $1.4 million and was insignificant for the three months ended March 31, 2007.

As of March 31, 2008 and December 31, 2007 the derivative liabilities attributed to the convertible notes had a fair market value of $15.0 million and $20.6 million, respectively. In the three months ended March 31, 2008 and 2007 the Company recognized non-cash gains on derivative contracts related to the convertible notes of $5.6 million and $35.9 million, respectively, due to the change in the fair value of the derivative contract liabilities.

7.  Convertible Debentures Payable

The Company has 10% secured convertible debentures (the “debentures”) outstanding, with a principal amount of $1.4 million as of March 31, 2008 and December 31, 2007, and warrants to purchase 500,000 shares of the Company’s common stock at a price of $0.001 per share.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
March 31, 2008

7.  Convertible Debentures Payable (continued)

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

8.  Related Party Transactions

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
March 31, 2008

8.  Related Party Transactions (continued)

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

9.  Warrants Outstanding

Below is a summary of warrants outstanding at March 31, 2008:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2007	89,951,276	0.24
Warrants issued	-	-
Warrants expired	(25,000)	0.65
Warrants exercised	(974,808)	0.001
Outstanding at March 31, 2008	88,951,468	$ 0.23

10.  Stock-Based Compensation

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

11.  Commitments and Contingencies

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

12.  Segment Information

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

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
March 31, 2008

12.  Segment Information (continued)

Segment activity for the three months ended March 31, 2008 and 2007 is shown below (in thousands):

	Three months ended March 31,
	2008	2007
Revenues
Oil and gas revenues	$ 78	$ 165
Drilling revenues	-	865
Total revenues	$ 78	$ 1,030

	Three months ended March 31,
	2008	2007
Operating income (loss) [1]
Oil and gas	$ (1,636)	$ (3,141)
Drilling	(33)	(253)
Total operating income (loss)	(1,669)	(3,394)
Interest and finance costs	(3,175)	(1,649)
Other income (expense), net	5,495	38,060
Income (loss) before income tax	651	33,017
Income tax benefit (expense)	-	-
Income (loss)	$ 651	$ 33,017

	March 31, 2008	December 31, 2007
Identifiable Assets [2]
Drilling	$ 3,090	$ 3,209
Oil and gas	27,820	27,717
Corporate assets	10,095	11,973
Total assets	$ 41,005	$ 42,899

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

13.  Subsequent Events (continued)

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Item 7 of the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2007 and the Notes to Consolidated Financial Statements contained in this report. Our consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q/A contain additional information that should be referred to when reviewing this material. Certain statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, which could cause actual results to differ from those expressed in this report.

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

Our wholly-owned subsidiary, Barnico Drilling, Inc. had a significant decline in drilling revenue commencing in the second half of 2007. Further, due to lack of capital, we were unable to utilize Barnico’s resources to drill our own properties. In order to recoup part of our investment, we held Barnico out for sale and expect to complete the sale in May 2008 of all of the outstanding shares of Barnico to CamTex Energy, Inc., a company owned by George Barnes, a related party to the Company, for $3,500,000. We will receive $50,000 on the closing of the sale and a promissory note in the amount of $3,450,000. See Note 13, “Subsequent Events”, in the Notes to Consolidated Financial Statements for a more detailed description of the transaction.

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

Results of Operations

Overview

The Company had net income of $0.7 million for the three months ended March 31, 2008 compared to net income of $33.0 million for the three months ended March 31, 2007. The decrease in income was principally due to the decrease in the non-cash gain on the derivative liabilities as a result of the change in their fair values described further in Notes 6 and 7 in the notes to the consolidated financial statements. The non-cash gain was $5.6 million and $37.9 million for the three months ended March 31, 2008 and 2007, respectively. In addition, general and administrative expenses decreased by $1.6 million between the two quarters.

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

However, commencing in the second half of 2007, Barnico had a significant decline in drilling revenue. Further, due to lack of capital, we were unable to utilize Barnico’s resources to drill our own properties. The Company expects to complete in May 2008 the sale of all of the outstanding shares of Barnico. In connection with the sale transaction, Barnico will agree to provide the Company with preferential right to use Barnico’s drilling services for all oil and gas properties and interests owned, leased and/or operated by the Company in Texas for a period of two years. This preferential right is considered to be a continuing involvement with Barnico’s operations. As such, its results of operations have not been presented as discontinued operations. See Note 13, “Subsequent Events”, in the Notes to Consolidated Financial Statements for a more detailed description of the transaction. The drilling rigs and other equipment have been reclassified as assets held-for-sale on the interim consolidated balance sheet. There was no revenue from drilling operations for the three months ended March 31, 2008 and $0.9 million in revenue for the three months ended March 31, 2007. Significant expenses of the drilling operations during the three months ended March 31, 2007 were $0.5 million of drilling costs, $0.5 million of general and administrative expenses and $0.2 million of salaries and wages. There were no significant expenses for the three months ended March 31, 2008. Net losses for the three months ended March 31, 2008 and 2007, were $15,000 and $253,000, respectively.

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

Finance and Interest Costs

Finance and interest costs were $3.2 million in the three months ended March 31, 2008, which was an increase of $1.5 million from the three months ended March 31, 2007. Finance and interest costs relate primarily to interest accrued on our senior secured convertible notes and our convertible debentures.

Other (Income) Expense

The Company had $2.3 million of other income for the three months ended March 31, 2008 versus $36.4 million in other income for the three months ended March 31, 2007. The largest component thereof for the first quarter of 2008 was a $5.6 million non-cash gain from derivative transactions related to the change in the fair value of the derivative contract liability, as compared to a $37.9 million non-cash gain during the first quarter of 2007. The derivative contract liabilities relate to the fair value of the beneficial conversion feature of our convertible debentures and senior secured convertible notes issued in 2006 and the fair value of the related warrants. Under guidance from SFAS No. 133 and EITF 00-19, 00-27 and 05-2, the Company is required to report the liability at fair value and record the fluctuation in the fair value to current operations. (See “Liquidity and Capital Resources” below in this section, and see Note 6, “Senior Secured Convertible Notes Payable,” and Note 7, “Convertible Debentures Payable,” in the Notes to Consolidated Financial Statements for a more detailed description of the transaction.)

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