Form 10-Q
period 2008-09-30
Wentworth Energy, Inc.
filed 2008-11-13
CIK 1138932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes [ ]

No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:    44,366,405 shares of $0.001 par value common stock as of November 3, 2008.

PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

Wentworth Energy, Inc.
Consolidated Balance Sheets (Unaudited)
	September 30, 2008	December 31, 2007 (Restated)
Assets
Current
Cash	$ 645,597	$ 3,641,313
Accounts receivable	309,804	160,471
Note receivable, related party	200,000	200,000
Federal income tax receivable	-	74,043
Prepaid expenses	16,500	131,831
Deferred financing costs, net	5,852,838	-
Total Current Assets	7,024,739	4,207,658

Long Term
Restricted cash	82,045	77,124
Oil and gas properties (successful efforts):
Royalty interest, net	246,898	267,463
Proved oil and gas properties, net	17,248,566	17,146,829
Unproved oil and gas properties	10,303,076	10,303,076
Other operating property and equipment, net	129,617	161,048
Assets held for sale – equipment	3,090,030	3,090,030
Deferred finance costs, net	-	7,645,986
Total Long Term Assets	31,100,232	38,691,556
Total Assets	$ 38,124,971	$ 42,899,214

The accompanying notes are an integral part of these consolidated financial statements.

Wentworth Energy, Inc.
Consolidated Balance Sheets (Unaudited)
	September 30, 2008	December 31, 2007 (Restated)
Liabilities
Current
Accounts payable and accrued liabilities	$ 402,321	$ 675,941
Accrued interest payable	2,772,117	718,012
Due to related parties	-	47,692
Deposit on lease option	50,000	-
Deferred gain	200,000	200,000
Derivative contract liabilities	5,160,646	21,439,645
Convertible debentures payable, net of unamortized discount of $377,283	1,041,290	-
Senior secured convertible notes payable, net of unamortized discount of $30,231,905	23,544,667	-
Total Current Liabilities	33,171,041	23,081,290

Long Term
Asset retirement obligation	149,730	140,115
Convertible debentures payable, net of unamortized discount of $870,398	-	548,175
Senior secured convertible notes payable, net of unamortized discount of $35,277,552	-	18,499,020
Total Liabilities	33,320,771	42,268,600

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value, 2,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized 40,131,993 and 26,249,764 issued and outstanding, respectively	40,131	26,249
Additional paid-in capital	42,623,704	41,734,952
Accumulated Deficit	(37,859,635)	(41,130,587)
Total Stockholders’ Equity	4,804,200	630,614
Total Liabilities and Stockholders’ Equity	$ 38,124,971	$ 42,899,214

The accompanying notes are an integral part of these consolidated financial statements.

Wentworth Energy, Inc.
Consolidated Statements of Operations (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue
Oil and gas revenue	$ 545,568	$ 355,272	$ 765,820	$ 931,682
Total revenue	545,568	355,272	765,820	931,682
Operating Expenses
Lease operating expenses	46,169	110,674	110,067	390,786
Depreciation and depletion	96,280	297,638	139,365	604,835
Exploration costs	1,625	20,893	4,501	231,770
Impairment of oil and gas properties	-	1,548,158	1,121	1,559,366
General and administrative	467,298	3,920,004	2,366,887	12,177,239
Total operating expenses	611,372	5,897,367	2,621,941	14,963,996
Loss from operations	(65,804)	(5,542,095)	(1,856,121)	(14,032,314)

Other Income (Expense)
Interest income	10,871	10,473	46,768	104,096
Interest and finance costs	(4,007,028)	(890,434)	(10,615,223)	(4,460,498)
Other income	263,416	-	310,354	-
Loss on settlement of lawsuit	-	-	(166,100)	-
Loss on sale of oil and gas properties	-	-	-	(20,520)
Gain on sale of subsidiary stock	50,000	-	50,000	-
Unrealized gain (loss) on derivative contracts	(1,653)	4,914,477	15,516,365	84,929,668
Total other income (expense)	(3,684,394)	4,034,516	5,142,164	80,552,746

Income (loss) from continuing operations	(3,750,198)	(1,507,579)	3,286,043	66,520,432
Loss from discontinued operations	-	(450,797)	(15,091)	(1,159,219)

Net Income (Loss)	$ (3,750,198)	$(1,958,376)	$ 3,270,952	$ 65,361,213

Net income (loss) per share - Basic
Continuing operations	$ (0.11)	$ (0.06)	$ 0.11	$ 2.77
Discontinued operations	$ -	$ (0.02)	$ -	$ (0.05)
Net income (loss)	$ (0.11)	$ (0.08)	$ 0.11	$ 2.72

Net income (loss) per share (Note 3b) - Diluted
Continuing operations	$ (0.11)	$ (0.06)	$ (0.01)	$ (0.28)
Discontinued operations	$ -	$ (0.02)	$ -	$ (0.02)
Net income (loss)	$ (0.11)	$ (0.08)	$ (0.01)	$ (0.30)

Weighted average shares outstanding
Basic	34,508,504	24,237,831	29,605,587	24,060,083
Diluted	34,508,504	24,237,831	166,572,080	49,851,386

The accompanying notes are an integral part of these consolidated financial statements.

Wentworth Energy, Inc.
Consolidated Statements of Stockholders’ Equity Nine months ended September 30, 2008 (Unaudited)

	Number of Shares	Par Value	Additional Paid-in Capital	Deficit Accumulated	Total
Balances, December 31, 2007, restated	26,249,764	$ 26,249	$ 41,734,952	$ (41,130,587)	$ 630,614
Issuance of common stock upon exercise of warrants	13,082,229	13,082	(13,082)	-	-
Elimination of derivative liability related to exercised warrants	-	-	762,634	-	762,634
Issuance of common stock for settlement of lawsuit	800,000	800	139,200	-	140,000
Net income	-	-	-	3,270,952	3,270,952
Balances, September 30, 2008	40,131,993	$ 40,131	$ 42,623,704	$ (37,859,635)	$4,804,200

The accompanying notes are an integral part of these consolidated financial statements.

Wentworth Energy, Inc.
Consolidated Statements of Cash Flows (Unaudited)
	Nine months ended September 30,
	2008	2007
Cash Flows from Operating Activities
Net income	$ 3,270,952	$ 65,361,213
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and depletion	139,365	935,522
Amortization of discount on convertible debentures	493,116	99,259
A Amortization of discount on senior secured notes	5,045,646	-
Amortization of deferred financing costs	1,793,149	2,336,209
Accretion of asset retirement obligation	9,615	21,956
Stock-based compensation	-	8,277,077
Gain on derivative contracts	(15,516,365)	(84,929,668)
Loss on sale of equipment	1,788	20,520
Gain on sale of subsidiary stock	(50,000)	-
Impairment of oil and gas properties	1,121	1,559,366
Stock issued for settlement of lawsuit and other	140,000	200,788
Change in operating assets and liabilities:
Accounts receivable	(75,290)	463,499
Prepaid expenses	115,331	(153,715)
Accounts payable and accrued liabilities	(273,620)	1,132,275
Accrued interest payable	2,054,105	-
Deposit on lease option	50,000	-
Due to related parties	-	36,720
Net Cash Used in Operating Activities	(2,801,087)	(4,638,979)

Cash Flows from Investing Activities
Additions to oil and gas properties	(203,753)	(1,415,964)
Purchase of other property and equipment	(2,262)	(280,268)
Proceeds from sale of property and equipment	14,000	100,000
Proceeds from sale of subsidiary stock	50,000	-
Change in restricted cash, net	(4,922)	1,761,416
Purchase of certificates of deposit - restricted	-	(51,694)
Net Cash Provided by (Used in) Investing Activities	(146,937)	113,490

Cash Flows from Financing Activities
Payments on advances from related parties	(47,692)	-
Common stock issued for cash, including exercise of options	-	80,000
Net Cash Provided by (Used in) Financing Activities	(47,692)	80,000

Net decrease in cash	(2,995,716)	(4,445,489)
Cash at beginning of period	3,641,313	4,445,489
Cash at end of period	$ 645,597	$ -

Supplemental Disclosure of Cash Flow Information
Interest paid	$ 1,229,207	$ 705,693
Taxes paid	-	-
Supplemental Disclosure of Non-Cash Transactions
Shares issued upon cashless exercise of warrants	$ 13,082	$ -
Conversion of warrants	762,634	-

The accompanying notes are an integral part of these consolidated financial statements.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
September 30, 2008

1.   Nature of Operations and Basis of Presentation

Wentworth Energy, Inc. (“Wentworth” or the “Company”) is an exploration and production company engaged in oil and gas exploration and production primarily in the East Texas area. The Company’s strategy is to lease all of its property in exchange for royalty interests and working interest participation in shallow zones.

The accompanying unaudited interim consolidated financial statements of Wentworth Energy, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the SEC and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Wentworth Energy’s restated Annual Report on Form 10-KSB/A filed on August 29, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments and restatement adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2007, as reported in the Form 10-KSB/A have been omitted.

2.   Correction of prior period results

In connection with our review of the quarterly financial statements for the quarter ended September 30, 2008, we identified an error in prior period results related to the application of SFAS No. 123(R) for certain stock options. In November 2007, the Company amended its stock option agreements to remove all service conditions, effectively accelerating the vesting period of the outstanding options. In accordance with SFAS No. 123(R), the fair value of a stock-based award is measured on the grant date and the compensation cost is recognized over the requisite service period, which is often the vesting period. However, the amount of compensation cost recognized at any date must at least be equal to the portion of the value of the award that is vested at that date. On the date of the amendment, the Company had $2.1 million in unrecognized compensation expense related to non-vested stock-based compensation arrangements. Upon execution of the amendment, the full amount of unrecognized compensation expense was accelerated and should have been recorded in the fourth quarter of 2007.

The following is a summary of the impact of the restatement of $2,185,685 on the Company’s consolidated balance sheet as of December 31, 2007:

	December 31, 2007
	Corrected	As previously reported
Additional Paid in Capital	$41,734,952	$39,549,267
Accumulated Deficit	(41,130,587)	(38,944,902)
Total Stockholders’ Equity	630,614	630,614

The non-cash impact to the year ended December 31, 2007 was an increase in stock-based compensation expense of $2,185,685. The following table reflects the originally reported and restated amounts for the year ended December 31, 2007 on the Company’s consolidated statement of operations:

	Year ended December 31, 2007
	Corrected	As previously reported
General and administrative	$21,332,566	$19,146,881
Total operating expenses	27,740,387	25,554,702
Loss from operations	(35,770,311)	(33,584,626)
Net income	42,499,244	44,684,929
Income per share:
Basic	$1.74	$1.83
Diluted	(0.20)	(0.19)

The non-cash impact to the three month periods ended March 31, 2008 and June 30, 2008, was a decrease in stock-based compensation expense of $411,429 and $384,448, respectively. The following tables reflect the originally reported and restated amounts for the three months ended March 31, 2008 and June 30, 2008, respectively, on the Company’s consolidated statements of operations:

	Three months ended March 31, 2008
	Corrected	As previously reported
General and administrative	$1,295,361	$1,679,809
Total operating expenses	1,362,929	1,747,377
Loss from operations	(1,284,816)	(1,669,264)
Net income	1,035,513	651,065
Income per share:
Basic	$0.04	$0.02
Diluted	(0.02)	(0.02)

	Three months ended June 30, 2008
	Corrected	As previously reported
General and administrative	$636,858	$1,048,287
Total operating expenses	680,271	1,091,700
Loss from operations	(538,132)	(949,561)
Net income	5,985,637	5,574,208
Income per share:
Basic	$0.22	$0.20
Diluted	(0.01)	(0.01)

3.  Significant Accounting Policies

a)  Going concern

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern. Accordingly, they do not give effect to adjustments that would be necessary should the Company be unable to continue as a going concern, and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. However, the Company has incurred significant, recurring losses from operations and has a working capital deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon achieving profitable operations, maintaining compliance with the terms of the amended debt agreements with its senior secured convertible note holders and convertible debenture holder, and injection of additional capital. The outcome of these matters cannot be predicted at this time.  Management of the Company is actively seeking potential partners who possess the necessary resources to assist the Company in developing its remaining properties in order to secure additional funds through lease bonuses and overriding royalty interests.

b)  Earnings (loss) per share

The following represents the calculation of net loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic
Income (loss) from continuing operations	$ (3,750,198)	$(1,507,579)	$ 3,286,043	$ 66,520,432
Loss from discontinued operations	-	(450,797)	(15,091)	(1,159,219)
Net (loss) income available to common stockholders	$ (3,750,198)	$(1,958,376)	$ 3,270,952	$ 65,361,213

Weighted average basic number of shares outstanding	34,508,504	24,237,831	29,605,587	24,060,083

Basic income (loss) per share from continuing operations	$ (0.11)	$ (0.06)	$ 0.11	$ 2.77
Basic loss per share from discontinued operations	-	(0.02)	-	(0.05)
Basic net income (loss) per share	$ (0.11)	$ (0.08)	$ 0.11	$ 2.72

Diluted
Income (loss) from continuing operations	$ (3,750,198)	$(1,507,579)	$ 3,286,043	$ 66,520,432

Plus: Income impact of assumed conversions of senior secured convertible notes
Interest, debt discount and deferred financing	Anti-dilutive	Anti-dilutive	9,948,397	4,232,989
Gain on warrant and conversion feature derivatives	Anti-dilutive	Anti-dilutive	(15,654,744)	(81,893,902)

Income adjusted for impact of senior secured convertible notes	(3,750,198)	(1,507,579)	(2,420,304)	(11,140,481)

Plus: Income impact of assumed conversions of convertible debentures
Interest, debt discount and deferred financing	Anti-dilutive	Anti-dilutive	Anti-dilutive	227,509
Gain (loss) on warrant and conversion feature derivatives	Anti-dilutive	Anti-dilutive	Anti-dilutive	(3,035,767)

Adjusted loss from continuing operations	(3,750,198)	(1,507,579)	(2,420,304)	(13,948,739)

Loss from discontinued operations	-	(450,797)	(15,091)	(1,159,219)

Adjusted net loss available to common stockholders	(3,750,198)	(1,958,376)	(2,435,395)	(15,107,958)

Weighted average basic number of shares outstanding	34,508,504	24,237,831	29,605,587	24,060,083
Common stock equivalent shares representing shares issuable upon exercise of stock options	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Common stock equivalent shares representing shares issuable upon exercise of warrants	Anti-dilutive	Anti-dilutive	54,233,305	879,676
Common stock equivalent shares representing shares issuable upon conversion of senior secured convertible notes	Anti-dilutive	Anti-dilutive	82,733,188	23,276,644

Common stock equivalent shares representing shares issuable upon conversion of convertible debentures	Anti-dilutive	Anti-dilutive	Anti-dilutive	1,634,983

Weighted average diluted number of shares outstanding after conversions	34,508,504	24,237,831	166,572,080	49,851,386

Diluted loss per share from continuing operations	$ (0.11)	$ (0.06)	$ (0.01)	$ (0.28)
Diluted loss per share from discontinued operations	-	(0.02)	-	(0.02)
Diluted net loss per share available to common stockholders	$ (0.11)	$ (0.08)	$ (0.01)	$ (0.30)

Common stock equivalents, including stock options and warrants, totaling 37.8 million and 94.6 million shares, respectively, were not included in the computation of diluted loss (earnings) per share because the effect would have been anti-dilutive due to the net losses for the three months ended September 30, 2008 and September 30, 2007, respectively.  Common stock equivalents of 37.1 million and 94.6 million shares were not included in the computations of diluted earnings per share for the nine months ended September 30, 2008 and September 30, 2007, respectively, because the grant prices were greater than the average market price of the common shares and the effect would have been anti-dilutive.

Diluted earnings (loss) per share for the three and nine months ended September 30, 2007 were previously reported as $(0.08) and $1.31, respectively, and have been restated to include shares issuable upon conversion of the senior secured convertible notes and the impact that the assumed conversion would have on net income for the third quarter of 2007.

c)  Recently Issued Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS 162”), which identifies a consistent framework for selecting accounting principles to be used in preparing financial statements for nongovernmental entities that are presented in conformity with United States generally accepted accounting principles (GAAP). The current GAAP hierarchy was criticized due to its complexity, ranking position of FASB Statements of Financial Accounting Concepts and the fact that it is directed at auditors rather than entities. SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The FASB does not expect that SFAS 162 will result in a change in current practice, and the Company does not believe that SFAS 162 will have an impact on operating results, financial position or cash flows.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s operating results, financial position or cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the impact, if any, that the adoption of this pronouncement will have on the Company’s disclosures.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value (the “Fair Value Option”). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings.  Following the election of the Fair Value Option for certain financial assets and liabilities, the Company would report unrealized gains and losses.

d) Reclassifications

Certain reclassifications have been made to the comparative financial statements to conform to the current period’s presentation.

4.  Derivative Contract Liabilities

As of September 30, 2008, the Company had the following derivative contract liabilities outstanding:

	Convertible Debentures		Senior Secured Convertible Notes		Private Placement Warrants	Total Derivative Contract Liabilities
	Conversion Feature	Warrants	Conversion Feature	Warrants
Derivative contract liabilities, December 31, 2007, restated	$ 607,203	$ 77,252	$9,937,874	$ 10,702,537	$ 114,779	$ 21,439,645
Elimination of derivative liability due to the exercise of warrants	-	(29,571)	-	(733,063)	-	(762,634)
Unrealized (gains) losses included in other revenue (expense) in the consolidated statements of operations	312,095	(47,681)	(8,486,753)	(7,196,593)	(97,433)	(15,516,365)
Derivative contract liabilities, September 30, 2008	$ 919,298	$ -	$1,451,121	$ 2,772,881	$ 17,346	$ 5,160,646

During 2006, the Company issued convertible debentures with a conversion feature based on the market value of the stock at the date of conversion.  The conversion feature was evaluated under SFAS 133 and EITF 00-19 and was determined under EITF 00-19 to have characteristics of a liability and is therefore a derivative liability under SFAS 133. The conversion price is variable which caused the Company to conclude it is possible to have an insufficient number of common shares available to share-settle the convertible debentures, the senior secured convertible notes, also issued in 2006, and the related warrants. This caused the senior secured convertible notes and warrants not otherwise subject to SFAS 123R to also be classified as derivative liabilities under SFAS 133. Each reporting period, this derivative liability is fair valued with the non-cash gain or loss recorded in the period as a gain or loss on derivatives.

Unrealized gains and losses, at fair value, are included in the consolidated balance sheets as current liabilities. Changes in the fair value of the derivative contract liabilities are recorded in earnings at the end of each quarter, and included in other revenue (expense) in the consolidated statements of operations.

5.  Fair Value Measurements

In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective January 1, 2008. The FASB has also issued Staff Position FAS 157-2 (“FSP No. 157-2”), which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. Effective January 1, 2008, the Company adopted SFAS 157 as discussed above and has elected to defer the application thereof to nonfinancial assets and liabilities in accordance with FSP No. 157-2. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.

The valuation of the Company’s embedded derivatives and warrant derivatives are determined primarily by the Black-Scholes option pricing model. To determine the fair value of the Company’s embedded derivatives, management evaluates assumptions regarding the probability of certain future events. Other factors used to determine fair value include the Company’s period-end stock price of $0.03 per share, historical stock volatilities ranging from 152.65% to 296.30%, risk free interest rates ranging from 0.87% to 3.25% and the remaining term of the instruments.

As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

●

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. As of September 30, 2008, the Company had no Level 1 measurements.

●

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include the Company’s derivative contract liabilities.

●

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	September 30, 2008
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets
None	$ -	$ -	$ -	$ -

Liabilities
Liabilities from derivative contracts	$ -	$5,160,646	$ -	$ 5,160,646

6.  Debt

Senior Secured Convertible Notes Payable

The Company has 9.15% senior secured convertible notes (the “convertible notes”) outstanding, with a principal amount totaling $53.8 million as of September 30, 2008, and Series A warrants to purchase 54,694,312 shares of the Company’s common stock at $0.001 per share, as well as Series B warrants to purchase 17,925,524 shares of the Company’s common stock at $0.65 a share. As of December 31, 2007, the outstanding principal totaled $53.8 million and the Company had Series A warrants to purchase 67,589,664 shares of common stock at $0.001 per share and Series B warrants to purchase 17,925,524 shares of common stock at $0.65 a share. As of September 30, 2008 and December 31, 2007, the notes and the accrued interest were convertible into common stock at the holders’ option at a rate of $0.65 per share.

The Company analyzed the embedded conversion option and the related warrants pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” EITF 00-27 “Application of Issue No 98-5 to Certain Convertible Instruments,” and EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and determined it appropriate to record the fair value of the embedded conversion feature in the convertible notes and the associated Series A warrants as derivative contract liabilities, because it is possible that the Company will have an insufficient number of common shares available to share-settle the convertible notes and the related Series A warrants. The Company controls the conversion of the Series B warrants; therefore they are not recorded as derivative contract liabilities pursuant to EITF 00-19.

In connection with the initial accounting the Company also recorded a discount on the debt, pursuant to the guidance provided by EITF 00-27. The unamortized debt discount totaled $30.2 and $35.3 million as of September 30, 2008 and December 31, 2007, respectively, and is being amortized using the effective interest method over the term of the debt. Amortization expense recognized on the debt discount in the three and nine months ended September 30, 2008, was $1.9 million and $5.0 million, respectively.  Amortization related to these notes for the three and nine months ended September 30, 2007 was insignificant.

As of September 30, 2008 and December 31, 2007, the derivative liabilities attributed to the embedded conversion feature and the warrants issued in connection with the convertible notes had a fair market value of $4.2 million and $20.7 million, respectively. The change in the fair value of the derivative contract liabilities resulted in a non-cash gain of $0.4 million and $15.7 million for the three and nine months ended September 30, 2008, respectively, and resulted in a non-cash gain of $4.8 million and $81.3 million for the three and nine months ended September 30, 2007, respectively.

On October 1, 2008, a quarterly interest payment of approximately $1.23 million was due and payable to the holders of the convertible notes.  The Company did not have sufficient funds to meet this payment.  However, the note holders agreed to waive the default and granted a deferral of the quarterly interest payment to January 1, 2009. See Note 14 for additional information.

Convertible Debentures Payable

The Company has 10% secured convertible debentures (the “debentures”) outstanding, with a principal amount of $1.4 million as of September 30, 2008 and December 31, 2007, and warrants to purchase 500,000 shares of the Company’s common stock at a price of $0.001 per share at December 31, 2007.  There were no warrants related to the debentures outstanding as of September 30, 2008.

The Company analyzed the embedded conversion option and the related warrants pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” EITF 00-27 “Application of Issue No 98-5 to Certain Convertible Instruments,” and EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and determined it appropriate to record the fair value of the embedded beneficial conversion feature in the debentures and the associated warrants as derivative contract liabilities, because the debt is considered non-conventional convertible debt due to a conversion price reduction feature contained in the convertible debenture debt agreements.

In connection with the initial accounting the Company also recorded a discount on the debt, pursuant to the guidance provided by EITF 00-27. The debt discount totaled $0.4 million as of September 30, 2008 and $0.9 million as of December 31, 2007, and is being amortized using the effective interest method.

Amortization expense of $0.2 million and $0.5 million was recognized on the debt discount for the three and nine months ended September 30, 2008, respectively, and $46,000 and $99,000 was expensed for the three and nine months ended September 30, 2007, respectively.

As of September 30, 2008 and December 31, 2007 the derivative liability attributed to the debentures had a fair market value of $0.9 million and $0.7 million, respectively.  The change in the fair value of the derivative contract liabilities resulted in a non-cash loss of $0.4 million and  $0.2 million for the three and nine months ended September 30, 2008, respectively, and resulted in a non-cash gain of $0.1 million and $3.6 for the three and nine months ended September 30, 2007, respectively.

7.  Related Party Transactions

The Company entered into transactions with related parties as follows. These amounts were recorded at the exchange amount, being the amount agreed to by the parties for the nine months ended September 30:

	2008	2007
Management and consulting fees paid to a director, persons related to directors or entities controlled by directors	$ 422,580	$ 510,531
Rent paid to a director, persons related to directors or entities controlled by directors or by persons related to directors	25,368	60,728
Oilfield services fee paid to a director’s family members or an entity controlled by a director’s family member	17,091	32,895
Overriding royalties paid to a corporation controlled by a director and /or a director’s family member	12,037	-
Note receivable from an entity whose CEO is a former director of the Company (a)	200,000	300,000

a)

As of September 30, 2008, the Company held a $0.2 million promissory note receivable related to the sale in December 2006 of properties to Exterra Energy, Inc (formerly Green Gold, Inc.), of which the Company’s former CEO and director, John Punzo was appointed CEO and Chairman on July 8, 2008.  Further, one of the Company’s former directors, Gordon C. McDougall, was a director of Exterra until June 23, 2008. The note bears interest of 10% per year and was due in full November 1, 2007. This maturity date was subsequently extended to July 2008.  Exterra has defaulted on the repayment and the Company is considering every option in recovering its funds.

8.  Common Stock Transactions

During the nine months ended September 30, 2008, warrants were exercised for 13,082,229 shares of common stock.

In May 2008, 800,000 shares of common stock were issued in settlement of a lawsuit with UOS Energy, LLC. The shares were valued at $140,000 using the quoted price of the Company’s common stock on the date of the settlement and were reported as a loss on settlement of lawsuit in the Consolidated Statement of Operations.

9.  Warrants

Below is a summary of warrants outstanding at September 30, 2008:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2007	89,951,276	$ 0.24
Issued	-	-
Expired	(25,000)	0.65
Exercised	(13,395,352)	0.001
Outstanding at September 30, 2008	76,530,924	$ 0.27

The intrinsic value of the warrants outstanding at September 30, 2008, was $2,680,021.

10.  Stock-Based Compensation

The Company utilizes stock options to compensate key employees, directors, officers and consultants. Total stock-based compensation costs was fully recognized in prior periods and there was no unrecognized stock-based compensation as of December 31, 2007 or September 30, 2008.

A summary of options activity during the nine months ended September 30, 2008 is as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2007	16,243,500	$ 0.63
Options granted	-	-
Options forfeited or expired	(1,447,500)	0.40
Options exercised	-	-
Outstanding at September 30, 2008	14,796,000	$ 0.65

11.  Asset Retirement Obligation

The following table summarizes the changes in the Company’s asset retirement obligation during the periods ended:

	September 30, 2008	December 31, 2007
Asset retirement obligation, beginning of period	$ 140,115	$ 155,241
Asset retirement obligations incurred in the current period	-	135,721
Asset retirement obligations settled in the current period	-	(81,198)
Accretion expense	9,615	6,024
Revisions in accounting estimate	-	(75,673)
Asset retirement obligation, end of period	$ 149,730	$ 140,115

12.  Discontinued Operations

The Company’s former wholly-owned subsidiary, Barnico Drilling Inc., (“Barnico”) was acquired in July 2006. Barnico was an East Texas drilling contractor with two drilling rigs. The contract drilling activities diminished significantly and the venture proved to be unsuccessful. In order to recoup part of its investment, the Company sold all of the outstanding shares of Barnico on May 12, 2008, for $3,500,000 to CamTex Energy, Inc., a corporation in which George Barnes, the Company’s former Vice President of Operations, is an officer. The Company received $50,000 on the closing of the sale transaction, and a promissory note in the amount of $3,450,000. The note was collateralized by the drilling rigs and other equipment included in the sale.  In connection with the sale, the Company discontinued all drilling activities but maintained continuing involvement with Barnico through a preferential rights agreement between the Company and the purchaser.  In August 2008, the purchaser defaulted on its note and the Company repossessed the drilling and related equipment.  The Company does not intend to continue any drilling activities and is currently marketing the drilling rigs and other related equipment.  As a result, the Company is reporting these assets as held for sale and discontinued operations related to drilling.

The drilling rigs and other equipment held for sale had a net book value after impairment of $3,090,030 as of the original May 12, 2008 sale date. In early 2008, the Company obtained an independent appraisal of the equipment and recognized an impairment charge of approximately $2.7 million in the Company’s December 31, 2007 consolidated balance sheet and its consolidated statement of operations for the year then ended.

The following schedule details the repossessed equipment held for sale as of September 30, 2008:

	Cost	Accumulated Depreciation	Allowance for Impairment	September 30, 2008 Net Book Value
Rigs and equipment	$ 5,971,938	$ 572,988	$ 2,670,525	$ 2,728,425
Vehicles	195,500	42,099	-	153,401
Construction equipment	233,500	25,296	-	208,204
	$ 6,400,938	$ 640,383	$ 2,670,525	$ 3,090,030

13.  Subsequent Events

On October 1, 2008, a quarterly interest payment of approximately $1.23 million was due and payable to the holders of the convertible notes.  The Company did not have sufficient funds to meet this payment.  However, the note holders agreed to waive the default and granted a deferral of the quarterly interest payment to January 1, 2009.  On that date both the original October 1, 2008 and the January 1, 2009, payments will be due.  If the payment cannot be made at that date, then the Company will be in default on its convertible notes.  In addition, an event of default under the convertible notes constitutes a default under our outstanding debentures.  Upon the occurrence of an event of default, the note holders may require the Company to redeem all or a portion of the notes.  Since the waiver obtained from the note holders is only for three months, the convertible notes and the debentures have been classified as current liabilities on the accompanying balance sheet.

During the month of October, 2008, warrants were exercised for 3,096,019 shares of common stock.  Also, on November 3, 2008, 1,138,393 shares of common stock were issued upon the conversion of $25,500 of convertible debentures.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Item 7 of the Company’s restated annual report on Form 10-KSB/A for the fiscal year ended December 31, 2007, and the Notes to the Consolidated Financial Statements contained in this report. Our consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q contain additional information that should be referred to when reviewing this material. Certain statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, which could cause actual results to differ from those expressed in this report.

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

The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors detailed below and discussed in our restated annual report on Form 10-KSB/A for the year ended December 31, 2007 filed with the SEC on August 29, 2008. All forward-looking statements speak only as of the date of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties relate to, among other matters, the following:

•

our business strategy,

•

estimated quantities of gas and oil reserves,

•

uncertainty of commodity prices in oil and gas,

•

our financial position,

•

our cash flow and liquidity,

•

replacing our gas and oil reserves,

•

our inability to retain and attract key personnel,

•

uncertainty regarding our future operating results,

•

uncertainties in exploring for and producing gas and oil,

•

availability of drilling and production equipment and field service providers,

•

disruptions to, capacity constraints in or other limitations on the pipeline systems which deliver our gas and other processing and transportation considerations,

•

our inability to obtain additional financing necessary to fund our operations and capital expenditures and to meet our other obligations,

•

competition in the oil and gas industry,

•

the effects of government regulation, permitting and other legal requirements,

•

plans, objectives, expectations and intentions contained in this report that are not historical, and

•

other factors discussed in our restated annual Report on Form 10-KSB/A for the year ended December 31, 2007 and filed with the SEC on August 29, 2008.

Overview

We are an exploration and production company engaged in oil and gas exploration, drilling and development. We currently have oil and gas interests in Anderson County, Freestone County, Jones County and Leon County, Texas. Our strategy is to lease all of our properties in exchange for royalty interests and working interest participation in the shallow zones.  Due to our lack of adequate resources we may utilize joint ventures or farm-outs to develop our properties.

Our financial position is critically dependent upon the following: (1) successful discovery and economical recovery of adequate hydrocarbons on our properties; and (2) access to additional equity and/or other forms of funding. There can be no assurance that we will be successful in any of these matters.

Our current production is derived from two wells, namely Shiloh #1 and #3 in Freestone County. Shiloh #3 was recompleted from the Cotton Valley zone to the Rodessa zone during June 2008. Most of the production comes from Shiloh #3 with an average daily gross production of 879 MCF of gas.  We own a 38.75% and 38.5% net revenue interest in Shiloh #1 and #3, respectively, and we are the operator.

Due to a lack of capital, we have deferred all drilling activity since the latter part of 2007. However, during this period, our geologists continued to generate a number of low risk and high probability drilling locations in our properties. In addition, we are evaluating possible offset drilling locations for additional Rodessa wells in addition to examining the Rodessa zone in existing well bores for possible recompletion.  We expect this will significantly reduce the lead time to commence drilling when sufficient new capital becomes available. In addition, we have been actively seeking industry partners to lease from us the remaining undeveloped parts of our properties. We have met and discussed this opportunity with a number of oil and gas companies and we are in preliminary discussions with a potential partner.

Our former wholly-owned subsidiary, Barnico Drilling, Inc., had a significant decline in drilling revenue commencing in the second half of 2007. Further, due to lack of capital, we were unable to utilize Barnico’s resources to drill our own properties. In order to recoup part of our investment, we completed the sale during the second quarter of 2008 of all of the outstanding shares of Barnico for $3,500,000 to CamTex Energy, Inc., a corporation in which George Barnes, our former Vice President of Operations, is an officer.  We received $50,000 on the closing of the sale and a promissory note in the amount of $3,450,000.  In August 2008, CamTex Energy, Inc defaulted on the note by failing to make the agreed quarterly principal payment of $345,000 plus interest.  We repossessed the drilling rigs and related equipment and are currently marketing them for sale.  We have presented the Barnico assets in our consolidated balance sheet as a long-term asset captioned “Equipment, net – held for sale”.  See Note 13, “Discontinued Operations”, in the Notes to the Consolidated Financial Statements for a more detailed description of the transaction.

On October 1, 2008 the quarterly interest payment of approximately $1.23 million was due and payable to the holders of our senior secured convertible notes.  We did not have sufficient funds to meet this payment.  However, the note holders agreed to waive the default and granted a deferral of the quarterly interest payment to January 1, 2009.

Acquisition of Exploration Properties

In November 2006, we signed two three-year oil, gas & mineral leases and a joint operating agreement with Marathon Oil Company and its affiliate (together, “Marathon”) to explore approximately 9,200 acres of our P.D.C. Ball Property in Freestone County, Texas. The agreements give Marathon the right to drill deep wells on the property (below 8,500 feet) and the opportunity to partner with us on drilling upper zones (above 8,500 feet) on a 50/50 basis. We retained a 21.5% royalty interest in any revenue generated from the property below 8,500 feet and a 23% royalty interest in any revenue generated from the property above 8,500 feet. As part of the agreement, we acquired a seismic license giving us access to all seismic data collected during Marathon’s three-year lease. Marathon reportedly gathered seismic data during 2007 and the first quarter of 2008, and identified drilling locations for deep wells within the lease. Marathon began drilling its first deep well in excess of 18,000 feet during the latter part of the third quarter of 2008.  Drilling was completed during October and we understand the well is being completed for production of natural gas.  The rate of production and behind-pipe gas reserve are unknown at this time as we are awaiting further reports from Marathon.

On the remaining approximately 18,000 gross acres of our P.D.C. Ball Property, we are actively seeking significant industry partners to jointly develop the property. Several companies have expressed an interest in participating in a similar arrangement as the Marathon lease described above. Management has met with many interested parties over the past several months and we are in preliminary discussions with a potential partner who possesses the necessary resources to assist us in developing the remaining property.

Freestone County, Texas Shiloh Well 1 and 3

Shiloh 1 and 3 wells were existing wells and have produced natural gas since the 1970s. They are located on 640 acres within the P.D.C. Ball Property.  Total production from these wells to December 2007, was 57 MMCF. During the first quarter of 2008, the Shiloh wells produced approximately 11 MMCF. The reduced production was attributed to down-hole problems of Shiloh #3. Production of gas from Shiloh #3 was suspended for remedial work which was completed in June.  After the remedial work, the Shiloh #3 well produced approximately 79 MMCF of gas during the third quarter of 2008, versus 24.4 MMCF in the second quarter of 2008.  Shiloh #3 has a stabilized average daily flow rate of 879 MCF of gas on a 14/64th choke.  The flowing tubing pressure is 650 psig and the calculated Absolute Open Flow is 1.2 million cubic feet per day. Production from Shiloh #1 remained nominal at 6.9 MMCF for the third quarter and we do not have plans for further remedial work on it until funds are available.

Divesture of Less Valuable Assets

In December 2006, we sold several small oil and gas interests in north-central, western and southern Texas to Exterra Energy, Inc. (formerly Green Gold Energy, Inc.). We continue to carry a $200,000 promissory note secured by mortgages on these properties. The note was revised in March 2008, to require the payments to begin in April 2008, with the last payment due in July 2008, to include all accrued interest. Exterra Energy failed to make all the scheduled monthly payments including the last payment, reportedly because of a delay in Exterra’s financing.  We were provided with 360,000 shares of their common stock, currently valued at approximately $50,000, as additional security for the debt.  We are considering every option to collect which may include legal action.

Results of Operations

Overview

We had net income of $3.3 million for the nine months ended September 30, 2008, compared to net income of $65.4 million for the nine months ended September 30, 2007. The decrease in income was principally due to the decrease in the non-cash gain on the derivative liabilities as a result of the change in their fair values described further in Notes 5 and 6 in the notes to the consolidated financial statements. The non-cash gain was $15.5 million and $84.9 million for the nine months ended September 30, 2008 and 2007, respectively. In addition, general and administrative expenses for the nine months ended September 30, 2008 decreased by $9.8 million from $12.2 during the first nine months of 2007.

The Shiloh #1 and Shiloh #3 wells purchased in January 2007 were producing wells upon acquisition.  During the second quarter of 2008 we did down-hole remedial work on the Shiloh #3 well which included perforating a higher zone, known as the Rodessa zone.  The Shiloh #3 began production in the Rodessa zone in June 2008.

Three Months Ended September 30, 2008, Compared to Three Months Ended September 30, 2007

Revenues

Revenue from oil and gas sales was $0.5 million for the three months ended September 30, 2008 compared to $0.4 million for the three months ended September 30, 2007. The increase in production revenue was primarily due to the remedial work done on the Shiloh #3 well and its perforation of the higher Rodessa zone mentioned above.  Total oil and gas revenue for the three months ending September 30, 2008 was derived from royalties of $0.1 million and production from Shiloh #1 and #3 of $0.4 million.

Sale of Subsidiary/ Discontinued Operations

With our July 2006 acquisition of Barnico, a drilling company, we viewed our operations as two segments, drilling operations and oil and gas production. The drilling segment was engaged in the land contract drilling of oil and natural gas wells. Its operations reflected revenues from contracting one of Barnico’s two drilling rigs and crew to third parties.  Commencing in the second half of 2007, Barnico had a significant decline in drilling revenue and due to lack of capital, we were unable to utilize Barnico’s resources to drill our own properties. During the second quarter of 2008 we sold all of the outstanding shares of Barnico to CamTex Energy, Inc.  CamTex Energy, Inc. subsequently defaulted on the terms of the sale agreement in August 2008 by failing to make the agreed quarterly principal payment of $345,000.  We repossessed the drilling rigs and equipment but do not intend to continue any drilling activities.

Due to these discontinued operations, we had no revenue from drilling operations for the three months ended September 30, 2008.  There was $0.2 million in revenue for the three months ended September 30, 2007. Significant expenses of the drilling operations during the three months ended September 30, 2007, were $0.1 million of drilling costs, $0.3 million of general and administrative expenses and $0.1 million of salaries and wages. There were no significant expenses for the three months ended September 30, 2008. Net loss for Barnico for the three months ended September 30, 2007, was $0.5 million and there was no net gain or loss for the three months ended September 30, 2008.

Operating Expenses

Our operating costs totaled $0.6 million for the three months ended September 30, 2008, compared to $5.9 million for the three months ended September 30, 2007. The $5.3 million decrease in expenses was primarily due to the decrease of $3.5 million in general and administrative expenses discussed below and an impairment loss of $1.5 million on our oil and gas properties recognized in the third quarter of 2007. Other decreases in expenses of $0.3 million from the third quarter of 2007 to the third quarter of 2008 were due to the discontinuation of drilling activities.

General and Administrative

Total general and administrative costs were $0.5 million for the three months ended September 30, 2008, versus $3.9 million for the three months ended September 30, 2007, a net decrease of $3.5 million. The following comparative table provides detail of the most significant general and administrative costs:

	Three months ended September 30,		Increase (Decrease)
	2008	2007
Wages	$ 26,929	$ 178,239	$ (151,310)
Stock-based compensation	-	2,264,755	(2,264,755)
Legal fees	49,779	779,767	(729,988)
Audit and accounting fees	146,344	173,590	(27,246)
Management and consulting services	128,940	423,785	(294,845)

General and administrative expenses for the three months ended September 30, 2008 and 2007, included $0 and $2.3 million, respectively, of non-cash stock-based compensation relating to stock options vesting during those periods to officers, directors and consultants. No stock options were granted in the third quarter of 2008, and there were no non-vested stock options remaining to be recognized in 2008, which accounted for most of the decrease in stock-based compensation.  Wages decreased by $151,310 during the third quarter of 2008 as compared to 2007, due to the discontinuation of drilling activity in the second quarter of 2008.  As a result of a number of lawsuits that were active during the third quarter of 2007, as well as various SEC filings under way during that time period, legal fees during that period were $0.7 million higher than they were during the third quarter of 2008.  Finally, the decrease in audit and accounting fees for the three months ended September 30, 2008 and 2007 was due to more costs incurred during 2007, as a result of restatements of previously reported financial statements in response to comments issued by the Securities and Exchange Commission.  Management and consulting services decreased by $0.3 million during the third quarter of 2008 as compared to 2007, due to the payment of substantial fees to an outside consultant in the third quarter of 2007, for the restructuring of existing debt agreements with the our lenders.

Finance and Interest Costs

Finance and interest costs were $4.0 million in the three months ended September 30, 2008, which was an increase of $3.1 million from the three months ended September 30, 2007. Finance and interest costs relate primarily to interest accrued on our senior secured convertible notes and our convertible debentures and amortization of the debt discount related to the senior secured convertible notes.

Other (Income) Expense

We had $0.3 million of other income for the three months ended September 30, 2008, versus $4.9 million in other income for the three months ended September 30, 2007. The largest component thereof for the third quarter of 2008, was a $1,653 non-cash loss from derivative transactions related to the change in the fair value of the derivative contract liability, as compared to a $4.9 million non-cash gain during the third quarter of 2007. The derivative contract liabilities relate to the fair value of the beneficial conversion feature of our convertible debentures and senior secured convertible notes issued in 2006, and the fair value of the related warrants. Under guidance from SFAS No. 133 and EITF 00-19, 00-27 and 05-2, the Company is required to report the liability at fair value and record the fluctuation in the fair value to current operations. See “Liquidity and Capital Resources” below in this section, and see Note 6, “Senior Secured Convertible Notes Payable,” and “Convertible Debentures Payable,” in the Notes to the Consolidated Financial Statements for a more detailed description.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenues

Revenue from oil and gas sales was $0.8 million for the nine months ended September 30, 2008, compared to $0.9 million for the nine months ended September 30, 2007. The decline in production revenue was primarily due to the shut-in of the two main producing wells, namely Bracken #1 and Redlake #1R, during December of 2007. We completed down-hole remedial work on the Shiloh #3 well and it began production in the Rodessa zone in June 2008, therefore, the lack of production from the Brackens #1 and Redlake #1R was offset by this new production in the Rodessa zone.   Total oil and gas revenue for nine months ending September 30, 2008, was derived from royalties of $0.2 million and production from Shiloh #1 and #3 of $0.6 million.  Drilling operations were discontinued in late 2007; therefore there was no drilling revenue in 2008; however there was $1.0 million of drilling revenue for the nine months ended September 30, 2007.

Operating Expenses

Our operating costs totaled $2.6 million for the nine months ended September 30, 2008 compared to $15.0 million for the nine months ended September 30, 2007. The $12.4 million decrease in expenses was primarily due to the decrease of $9.8 million in general and administrative expenses discussed below and an impairment loss of $1.5 million on our oil and gas properties recognized in the third quarter of 2007. Other decreases in expenses of $1.0 million from the nine months ended September 30, 2007 to the nine months ended September 30 2008 were due to the discontinuation of drilling activities.

General and Administrative

Total general and administrative costs were $2.4 million for the nine months ended September 30, 2008 versus $12.2 million for the nine months ended September 30, 2007, a net decrease of $9.8 million. The following comparative table provides detail of the most significant general and administrative costs:

	Nine months ended September 30,		Increase (Decrease)
	2008	2007
Wages	$ 149,527	$ 745,324	$ (595,797)
Stock-based compensation	-	8,277,077	(8,277,077)
Legal fees	383,301	1,615,325	(1,232,024)
Audit and accounting fees	839,238	743,130	96,108
Management and consulting services	558,466	822,365	(263,899)

General and administrative expenses for the nine months ended September 30, 2008 and 2007, included $0 and $8.3 million, respectively, of non-cash stock-based compensation relating to stock options vesting during those periods to officers, directors and consultants. No stock options were granted in 2008, and there were no non-vested stock options remaining to be recognized in 2008, which accounted for the decrease in stock-based compensation. The overall decrease in general and administrative expenses was partially offset by the increases in audit and accounting fees.  The increase in audit and accounting fees was partially due to Sarbanes-Oxley Section 404 compliance work that was required for the 2007 annual report and registration statement, which had not been previously required. The additional accounting and audit fees were for work done on accounting issues for the 2007, annual report.  Wages decreased by $0.6 million because of the significant decline in drilling activity.  As a result of a number of lawsuits that were active during the first three quarters of 2007, as well as various SEC filings during that time period, legal fees during that period were $1.2 million higher than they were during the first three quarters of 2008.  Management and consulting services decreased by $0.3 million during the nine months ended September 30, 2008 as compared to 2007, due to the payment of substantial fees to an outside consultant in the third quarter of 2007 for the restructuring of existing debt agreements with the our lenders.

Finance and Interest Costs

Finance and interest costs were $10.6 million in the nine months ended September 30, 2008, which was an increase of $6.1 million over the $4.5 million for the nine months ended September 30, 2007. Finance and interest costs relate primarily to interest accrued on our senior secured convertible notes and our convertible debentures and amortization of the debt discount related to the senior secured convertible notes.

Other (Income) Expense

We had $15.8 million of other income for the nine months ended September 30, 2008, versus $84.9 million of other income for the nine months ended September 30, 2007. The largest component thereof for the nine months ended September 30, 2008, was a $15.5 million non-cash gain from derivative transactions related to the change in the fair value of the derivative contract liability, as compared to an $84.9 million non-cash gain during the nine months ended September 30, 2007. The derivative contract liabilities relate to the fair value of the beneficial conversion feature of our convertible debentures and senior secured convertible notes issued in 2006, and the fair value of the related warrants. Under guidance from SFAS No. 133 and EITF 00-19, 00-27 and 05-2, we are required to report the liability at fair value and record the fluctuation in the fair value to current operations. See “Liquidity and Capital Resources” below in this section, and see Note 6, “Senior Secured Convertible Notes Payable,” and “Convertible Debentures Payable,” in the Notes to the Consolidated Financial Statements for a more detailed description of the transaction.

Liquidity and Capital Resources

During the nine months ended September 30, 2008, we used $0.2 million of cash to recomplete our Shiloh #3 well.  We also used $2.8 million of cash in our operating activities primarily due to significant losses from operations before consideration of all non-cash expenses and income such as depreciation, depletion, amortization of the debt discount related to the senior secured convertible notes and gains on derivative contracts.

During the nine months ended September 30, 2007, we used $1.7 million of cash to develop our oil and gas properties and to purchase equipment.  We also used $4.6 million of cash in our operating activities primarily due to significant losses from operations before consideration of all non-cash expenses and income such as depreciation, depletion, stock-based compensation, and gains on derivative contracts.

We have incurred significant, recurring losses from operations and have a working capital deficiency. These factors have raised substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon achieving profitable operations, maintaining compliance with the terms of the amended debt agreements with our senior secured convertible note holders and convertible debenture holders, and the injection of additional capital. The outcome of these matters cannot be predicted at this time.

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

Off-Balance Sheet Arrangements

As of September 30, 2008 and December 31, 2007, we had no off-balance sheet arrangements reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)). Based upon their evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports we file under the Exchange Act were recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules, regulations and forms.

For the periods referenced above, management’s assessment identified material deficiencies in our internal control over financial reporting.  These deficiencies include a lack of adequate personnel who are knowledgeable of the application of appropriate accounting and financial reporting principles for highly technical accounting issues that may arise such as derivatives, stock-based compensation expense, and standardized measure of discounted future cash flow calculations.  In addition, there is a lack of monitoring of the financial reporting process by management and an independent audit committee.

Management’s efforts to resolve these internal control weaknesses include enhancing accounting support throughout the year, providing additional training in highly technical and complex accounting areas that apply to the Company, as well as improving the monitoring processes during 2008.  We continue to evaluate and address these weaknesses to ensure completeness of reporting and compliance with generally accepted accounting principles; and we intend to continue to monitor and evaluate these and other factors affecting our internal controls.

It is management’s intent to correct all identified material deficiencies in our internal controls as reported in previous periods.  Until such time, our internal control over financial reporting may be subject to additional material weaknesses and deficiencies that we have not yet identified.  Management has determined that these significant deficiencies, in the aggregate, constitute material weaknesses in the design and operation of our internal controls in effect prior to December 31, 2007, and for the quarterly periods through September 30, 2008.  We continue to address and evaluate these issues.

Changes in internal control over financial reporting

Except as indicated in the preceding paragraph about management’s evaluation of disclosure controls and procedures, our management, with the participation of the principal executive officer and principal financial officer, has concluded that there were no significant changes in our internal controls over financial reporting that occurred during our fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (A)
Jul 21, 2008	Common stock	347,111	Highbridge International LLC	Nil	Warrants exercised by cashless exercise of 355,000 warrants	Sec. 4(2)
Jul 21, 2008	Common stock	1,366,667	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Warrants exercised by cashless exercise of 1,400,000 warrants	Sec. 4(2)
Jul 29, 2008	Common stock	258,200	Highbridge International LLC	Nil	Warrants exercised by cashless exercise of 265,794 warrants	Sec 4(2)
Jul 31, 2008	Common stock	938,931	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Warrants exercised by cashless exercise of 966,547 warrants	Sec. 4(2)
Aug 5, 2008	Common stock	1,323,671	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Warrants exercised by cashless exercise of 1,360,440 warrants	Sec. 4(2)
Aug 13, 2008	Common stock	1,120,513	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Warrants exercised by cashless exercise of 1,150,000 warrants	Sec. 4(2)
Aug 15, 2008	Common stock	1,236,364	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Warrants exercised by cashless exercise of 1,275,000	Sec. 4(2)
Aug 25, 2008	Common stock	1,419,792	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Warrants exercised by cashless exercise of 1,450,000	Sec. 4(2)
Sep 2, 2008	Common stock	1,695,313	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Warrants exercised by cashless exercise of 1,750,000	Sec. 4(2)
Sep 22, 2008	Common stock	1,225,490	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Warrants exercised by cashless exercise of 1,250,000	Sec. 4(2)

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

Item 3.  Defaults upon Senior Securities

On October 1, 2008, the quarterly interest payment of approximately $1.23 million was due and payable to the holders of our senior secured convertible notes.  The Company did not have sufficient funds to meet this payment.  However, the note holders have agreed to waive the default and granted a deferral of the quarterly interest payment to January 1, 2009.  On that date both the original October 1, 2008 and the January 1, 2009, payments will be due.  If the payment cannot be made at that date, we will be in default of the terms of our senior secured convertible notes for failure to pay the interest due on October 1, 2008 and January 1, 2009.  In addition, an event of default pursuant to our senior secured convertible notes constitutes a default under our convertible debentures.  Upon an event of default, the note holders and debenture holders may require the Company to redeem all or a portion of the notes and debentures.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the third quarter of 2008.

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

Exhibit 10.3	Termination of Consulting Agreement by and between George Barnes and Wentworth Energy, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated May 16, 2008)
Exhibit 10.4	Form of Amendment to Notes and Warrants by and between Wentworth Energy, Inc and certain investors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 20, 2008)
Exhibit 10.5	Waiver under Amended and Restated Registration Rights Agreement effective as of June 30, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 15, 2008)
Exhibit 10.6

Waiver and Deferral of October 1, 2008 Quarterly Interest Payment effective as of September 30, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated November 4, 2008)

Exhibit 10.7

Retirement Letter dated November 5, 2008 in respect of the termination of the Consulting Agreement dated July 25, 2006, between Wentworth Energy, Inc. and Michael S. Studdard (incorporated by reference to Exhibit 10.1 to the Current Report and Form 8-K dated November 7, 2008.)

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

Date: November 13, 2008

/s/ David W. Steward

David W. Steward, duly authorized officer

and Principal Executive Officer

Date: November 13, 2008

/s/ Francis K. Ling

Francis K. Ling, Principal Financial Officer