Form 10KSB/A
period 2007-12-31
Wentworth Energy, Inc.
filed 2009-02-11
CIK 1138932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 2

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

Documents incorporated by reference:

None

Transitional Small Business Disclosure Format (Check one):

Yes [ ] No [X]

Explanatory Note

The information in this Form 10-KSB/A Amendment No. 2 includes the following change from Form 10-KSB/A Amendment No. 1 filed on August 29, 2008.  The Company retroactively restated certain amounts as a result of the following:

1.

On November 14, 2007, the Company amended several of its stock option agreements (the “Amendments”) to remove all service conditions, effectively accelerating the remaining unrecognized compensation.  In accordance with Statement of Financial Accounting Standards No. 123(R), the fair value of a stock-based award is measured on the grant date and the compensation cost is recognized over the requisite service period.  However, the amount of compensation cost recognized at any date must at least equal the portion of the value of the award that is not contingent upon either a service condition or a performance condition at that date.  Upon execution of the Amendments, the full amount of unrecognized compensation expense, totaling $12.6 million, was accelerated and has been recorded in the fourth quarter of 2007.

The information in this amended Form 10-KSB/A Amendment No. 2 also includes the following changes from the original Form 10-KSB filed on April 14, 2008.  The Company previously reported these changes in amended Form 10-KSB/A Amendment No. 1.  They retroactively restated certain amounts as a result of the following:

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

Risk Factors

An investment in our common stock is speculative and involves a high degree of risk and uncertainty. You should carefully consider the risks described below, together with the other information contained in this Annual Report on Form 10-KSB/A Amendment No. 2, including the consolidated financial statements and notes thereto of our company, before deciding to invest in our common stock. The risks described below include the material risks and uncertainties that we believe may adversely affect our business, operating results or financial condition. Our business, financial condition and results of operations and the value of our common stock could be materially and adversely affected by the following risks.

Risks Related To Our Business

We have a limited operating history and have incurred losses since we began operations. We must generate greater revenue to achieve profitability.

We commenced our current operations in 2005 and have incurred losses before and after we began our operations. In addition, as discussed in the accompanying financial statements, our accumulated deficit and the need to achieve and sustain profitability, and our reliance on the financing discussed in this Annual Report on Form 10-KSB/A Amendment No. 2, have cause our independent accountants to raise substantial doubt about our ability to continue as a going concern. At December 31, 2006, we had an accumulated deficit of $83,629,831. This deficit had decreased to $51,580,211 at December 31, 2007 due to change in valuation of derivative liabilities, but that change does not reflect a substantial increase in revenue or cash flow. Our current cash flows alone are insufficient to fund our business plan, necessitating further growth and funding for implementation. We may be unable to achieve the needed growth to attain profitability and may fail to obtain the funding that we need when it is required. Our future financial results depend largely on the following factors: (1) discovery of adequate levels of hydrocarbons on our properties and the economic feasibility for their recovery; (2) access to additional funding to develop and exploit our properties; (3) the market price of oil and gas; and (4) timing of discoveries compared to the time it takes to get the hydrocarbons to market. There can be no assurance that we will be successful in any of these matters, that the prices for our production will be at a profitable level or that we will achieve or sustain profitability or positive cash flows from our operating activities.

Our auditor has raised substantial doubts about our ability to continue as a going concern.  If we are unable to continue our business, our common stock may have little or no value.

As discussed in the accompanying financial statements, our accumulated deficit and the need to achieve and sustain profitability, and our reliance on the financing discussed in this Annual Report on Form 10-KSB/A Amendment No. 2 to do so, have caused our auditor to raise substantial doubt about our ability to continue as a going concern.  There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue.  We may not achieve our business objectives and the failure to achieve such goals may render us unable to continue our business, which would result in our common stock having little or no value.

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

Information in this Annual Report on Form 10-KSB/A Amendment No. 2 regarding our future exploration projects reflects our current intent and is subject to change.

Our current exploration and development plans are described in this Annual Report on Form 10-KSB/A Amendment No. 2. Whether we ultimately undertake an exploration project will depend on the following factors:

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

The holders of certain of our warrants have cashless exercise rights, which provide them with the ability to exercise the warrants and, in lieu of making the cash payment of the exercise price, elect instead to receive the number of shares that could have been purchased with what would have been the net proceeds if the warrant holder had exercised the warrants with a cash payment of the exercise price and then immediately sold such shares at the then-current closing price.  To the extent that the holders of the warrants exercise this right, we will not receive proceeds from such exercise.  Furthermore, as discussed in this Annual Report on Form 10-KSB/A Amendment No. 2, the exercise price of our warrants to purchase 69,045,554 shares is $0.001 per share.  This low exercise price and the cashless exercise option discussed above may encourage warrant holders to exercise their warrants, and since October 31, 2007, warrants for 2,821,417 shares have already been exercised on a cashless basis and 2,812,709 shares of our common stock issued in respect thereof.  The entry of those shares into the public market, or the mere expectation of the entry of those shares into the market, could depress the market price and adversely affect liquidity of our common stock and could impair our ability to obtain capital through securities offerings or the ability of investors to sell shares at a favorable price or at all.

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

Our common stock is currently quoted on the OTC Bulletin Board, which is characterized by low trading volume. Because of this limited liquidity, stockholders may be unable to sell their shares. The trading price of our shares has from time to time fluctuated widely and may be subject to similar fluctuations in the future. The trading price of our common stock may be affected by a number of factors, including events described in the risk factors set forth in this Annual Report on Form 10-KSB/A Amendment No. 2, as well as our operating results, financial condition, announcements of drilling activities, general conditions in the oil and gas exploration and development industry, and other events or factors. In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock.

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

Anderson County, Freestone County and Jones County, Texas

In July 2006, we purchased a 90% interest in the mineral rights, royalties and leases known as the P.D.C. Ball property pertaining to the oil, gas and liquid hydrocarbons, excluding coal and lignite, covering 27,557 gross acres (22,682 net acres) in Anderson, Freestone and Jones Counties in East Texas for $22.7 million cash and 4.3 million shares of our common stock. For additional details concerning the terms of the purchase of this property, see “Item 6. Management’s Discussion and Analysis or Plan of Operation – Overview”.  We estimate that the property will accommodate as many as 200 oil and gas wells over the next 10 years. In 2007, the property generated $0.2 million in royalties from wells operated by third party oil and gas companies and an additional $0.2 million in working and overriding royalty revenue from wells operated by Wentworth.  The Company has budgeted approximately $5.0 million for drilling over the twelve months, subject to the availability of funds. See “Liquidity and Capital Resources” for information on funds availability in Part II, Item 6, of this Annual Report on Form 10-KSB/A Amendment No. 2.

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

Item 6.  Management’s Discussion and Analysis or Plan of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto referred to in “Item 7. Financial Statements” and “Items 1. and 2. Business and Properties – Disclosures Regarding Forward-Looking Statements” in this Annual Report on Form 10-KSB/A Amendment No. 2.

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

Dollars in thousands	2007	2006	$ change
REVENUE
Drilling	$ 1,038	$ 2,865	$ (1,827)
Oil and gas	1,145	176	969
TOTAL REVENUES	2,183	3,041	(858)

OPERATING COSTS
Production costs	547	136	411
Drilling costs	639	991	(352)
Salaries and taxes	1,032	1,039	(7)
Depreciation and depletion	715	270	445
Property evaluation costs	296	56	240
Impairment of oil and gas properties	4,313	205	4,108
Impairment of equipment	2,671	-	2,671
TOTAL OPERATING COSTS	10,213	2,697	7,516

GROSS PROFIT (LOSS)	(8,030)	344	(8,374)

GENERAL AND ADMINISTRATIVE
Depreciation	13	-	13
General and administrative	31,783	14,837	16,946
Finance and interest expense	6,394	18,083	(11,689)
TOTAL GENERAL AND ADMINISTRATIVE	38,190	32,920	5,270

LOSS FROM OPERATIONS	(46,220)	(32,576)	(13,644)

OTHER INCOME (EXPENSES)
Interest income	164	134	30
Equity in loss on investment	-	(593)	593
Gain (loss) on derivative contracts	78,075	(53,328)	131,403
Other income (expense)	30	173	(143)
TOTAL OTHER INCOME (EXPENSE)	78,269	(53,614)	131,883

INCOME (LOSS) BEFORE INCOME TAX BENEFIT	32,049	(86,190)	118,239
Income tax benefit	-	5,206	(5,206)

NET INCOME ( LOSS)	$ 32,049	$ (80,984)	$ 113,033

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

General and Administrative

Total general and administrative costs were $31.8 million for 2007 versus $14.8 million for 2006. General and administrative expenses for 2007 included non-cash stock based compensation of $25.3 million. There was $12.4 million of stock-based compensation with respect of stock options vesting during the year to officers, directors and consultants.  An additional $12.9 million was recognized due to the amendment of certain stock option agreements on November 14, 2007, which removed the service requirements and resulted in their immediate vesting. In 2006, the Company incurred $11.1 million of non-cash stock-based compensation with respect of stock options vesting during the year to officers, directors and consultants.

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

As shown in the accompanying consolidated financial statements, we incurred net income of $32.0 million for 2007 and a net loss of $86.2 million for 2006.  In addition, as of December 31, 2007 and 2006, we had unrestricted cash of $3.6 million and $4.4 million, respectively.  We had an accumulated deficit of $83.6 million as of December 31, 2006.  This deficiency decreased to $51.6 million as of December 31, 2007. Approximately $21.4 million and $95.7 million of this deficiency related to the derivative contract liabilities as of December 31, 2007 and 2006 respectively.  A significant part of the remainder related to accrued interest and penalties as of December 31, 2006. (See Note 9, “Senior Secured Convertible Notes Payable,” and Note 10, “Convertible Debentures Payable,” to the Notes to Consolidated Financial Statements for a more detailed description of these transactions.)

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

Item 7.  Financial Statements and Supplementary Data

The Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements are set forth beginning on page 69 of this Annual Report on Form 10-KSB/A Amendment No. 2 and are incorporated herein.

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

This report does not include an attestation report by Hein & Associates, LLP, our independent registered public accounting firm, regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to only provide management’s report in this Annual Report on Form 10-KSB/A Amendment No. 2.

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

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards [1] ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
David W. Steward, CEO	2007	-	-	-	-	-	-	21,250	21,250
	2006	-	-	-	-	-	-	-	-
John Punzo, Former CEO	2007	-	-	-	161,109	-	-	440,139[3]	601,248
	2006	-	-	-	2,464,261[2]	-	-	531,700[3]	2,995,961
Michael S. Studdard, President	2007	-	-	-	7,691,910[4]	-	-	168,850	7,860,760
	2006	-	-	-	1,433,744	-	-	70,800	1,504,544
Tom J. Temples, Vice President	2007	-	-	-	7,691,910[4]	-	-	168,850	7,860,760
	2006	-	-	-	1,433,744	-	-	70,800	1,504,544

1.

The value of option awards vested during the year are based upon the assumptions described in Note 15, “Stock-Based Compensation,” in the notes to the consolidated financial statements for the year ended December 31, 2007 and are deemed part of the disclosure herein.

2.

Includes $0.8 million representing the value of option awards vested during the year in respect of compensation for service as a director.

3.

Fees paid to Panterra Capital Inc., a private company controlled by John Punzo, including management services of $0.2 million (2006 –$0.4 million bonus) and office rent of $1,200 (2006 – $3,600).

4.

Pursuant to a stock option amendment on November 14, 2007, previously-unrecognized stock-based compensation expense accelerated into 2007 due to the removal of service conditions.

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

Outstanding Equity Awards at Fiscal Year End Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Original Option Exercise Price ($)	Option Expiration Date
John Punzo, Former CEO	480,000 [2] 1,000,000 [3] 500,000 [4] 1,000,000	- - - -	- - - -	$0.25 $0.50 $0.75 [4] $0.75	February 28, 2011 February 28, 2012 February 28, 2012 December 13, 2013
David Steward, CEO	-	-	-	-	-
Michael S. Studdard, President	1,175,004 [1,5]	1,174,996	-	$0.75 [5]	June 15, 2012
Tom J. Temples, Vice President	1,175,004[1,5]	1,174,996	-	$0.75 [5]	June 15, 2012

1.

The stock options granted to Michael S. Studdard and Tom J. Temples each become exercisable at a rate of 195,834 options per calendar quarter commencing July 1, 2006.

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

Copies of each of the option agreements, and any amendments thereto, listed below are included in the exhibit list that is part of this Annual Report on Form 10-KSB/A Amendment No. 2.

Compensation of Directors

The following table sets forth information concerning the compensation of our directors, excluding Named Executive Officers who are also directors, for the year ended December 31, 2007:

Directors Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
George D. Barnes	-	-	-	-	-	7,860,760[1]	7,860,760[1]
Neil Lande	6,250[7]	-	159,092	-	-	-	165,342[2]
Francis K. Ling	-	-	131,902[4]	-	-	765,738[2]	897,640[3]
Roger D. Williams	6,250[7]	-	292,637	-	-	-	298,887[5]
Gordon C. McDougall	-	-	239,797	-	-	-	239,797[6]

1.

Mr. Barnes received no compensation in respect of his services as a director in 2007, however he received fees totaling $168,850 and option awards vested in 2007 valued at $7,691,910 in respect of his service in 2007 as our Vice President of Operations.

2.

Mr. Lande received $6,250 in directors’ fees for the last quarter of 2007 and option awards vested in 2007 valued at $159,902 in respect of his service as a director.

3.

Mr. Ling received fees totaling $132,000 and option awards vested in 2007 valued at $633,738 in respect of his service in 2007 as our Chief Financial Officer.

4.

Directors’ options to purchase 200,000 shares of our common stock at a price of $0.50 per share until April 15, 2010 were outstanding as of December 31, 2007.

5.

Mr. Williams received $6,250 in directors’ fees for the last quarter of 2007 and option awards vested in 2007 valued at $292,637 in respect of his service as a director.

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

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes a voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of Common Stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days of the date of this Annual Report on Form 10-KSB/A Amendment No. 2, are deemed beneficially owned and outstanding from computing the percentage of the person holding such securities, but are not considered outstanding for computing the percentage of any other person, except with respect to group totals.

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

Date: February 11, 2009

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

As described in Note 3 to the consolidated financial statements, the previously filed 2007 consolidated financial statements have been restated for errors in accounting for a debt restructuring and stock compensation.

We were  not engaged to examine management’s assertion about the effectiveness of Wentworth Energy, Inc.’s internal control over financial reporting as of December 31, 2007 included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

s/ HEIN & ASSOCIATES LLP
Dallas, Texas
April 11, 2008, except for Note 3 which is dated January 30, 2009

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

Commitments and contingencies (Note 18)

Stockholders’ Deficit
Preferred stock, $0.001 par value
2,000,000 shares authorized
Nil shares issued and outstanding	-	-
Common stock, $0.001 par value
300,000,000 shares authorized 26,249,764 and
23,782,498 issued and outstanding at December 31,
2007 and 2006, respectively	26,249	23,782
Additional paid in capital	52,184,576	26,605,238
Accumulated Deficit	(51,580,211)	(83,629,831)
Total Stockholders’ Equity (Deficit)	630,614	(57,000,811)
Total Liabilities and Stockholders’ Deficit	$ 42,899,214	$ 56,284,786

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc,
Consolidated Statements of Operations
For the Years Ended December 31, 2007 and 2006
	2007 (Restated)	2006
Revenue
Drilling revenue	$ 1,038,033	$ 2,864,624
Oil and gas revenue	1,144,769	176,178
Total revenue	2,182,802	3,040,802
Operating Expenses
Production costs	546,722	136,007
Drilling costs	639,491	990,750
Salaries and payroll taxes	1,031,797	1,038,416
Depreciation and depletion	715,178	270,195
Property evaluation costs	296,034	56,390
Impairment of oil and gas properties	4,312,979	204,713
Impairment of equipment	2,670,525	-
Total operating expenses	10,212,726	2,696,471
Gross profit (loss)	(8,029,924)	344,331
Expenses
General and administrative	31,782,190	14,837,543
Depreciation	13,479	-
Interest and finance costs	6,394,342	18,082,828
Total expenses	38,190,011	32,920,371
Loss from operations	(46,219,935)	(32,576,040)
Other Revenue (Expense) Items
Interest income	163,882	134,257
Equity in loss of investment	-	(593,735)
Gain (loss) on derivative contracts	78,075,500	(53,327,685)
Other	30,173	173,053
Total other revenue (expense) items	78,269,555	(53,614,110)
Income (loss) before income tax benefit	32,049,620	(86,190,150)
Income tax benefit	-	5,206,199
Net income (loss)	32,049,620	(80,983,951)
Deficit, beginning of period	(83,629,831)	(2,645,880)
Deficit, end of period	$ (51,580,211)	$ (83,629,831)
Basic earnings (loss) per share	$ 1.31	$ (4.16)
Diluted loss per share	$ (0.22)	$ (4.16)
Weighted average shares outstanding
Basic	24,407,272	19,483,885
Diluted	176,739,040	19,483,885

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
From December 31, 2005 to December 31, 2007
	Number of Shares	Par Value	Additional Paid in Capital	Treasury Stock	Deficit Accumulated	Total
Balance, December 31, 2005	15,132,111	$ 15,132	$ 2,473,370	$ -	$(2,645,880)	$ (157,378)
Issuance of common stock for services	247,500	248	323,927	-	-	324,175
Issuance of common stock for payable settlement	408,586	408	546,632	-	-	547,040
Issuance of common stock upon exercise of options	1,021,500	1,021	337,229	-	-	338,250
Issuance of common stock upon exercise of warrants	1,516,622	1,517	1,412,971	-	-	1,414,488
Issuance of common stock for commitment fee	100,000	100	63,900	-	-	64,000
Issuance of common stock to pledge as security for debt	7,758,000	7,758	-	(7,758)	-	-
Issuance of common stock for finders’ fees	74,231	74	61,176	-	-	61,250
Issuance of common stock upon conversion of debt	806,948	807	627,693	-	-	628,500
Issuance of common stock for cash	125,000	125	499,875	-	-	500,000
Issuance of common stock for equity investment	200,000	200	377,800	-	-	378,000
Stock based compensation	-	-	11,077,860	-	-	11,077,860
Reclassification of warrants	-	-	(330,365)	-	-	(330,365)
Issuance of common stock to purchase Barnico Drilling, Inc. and oil and gas mineral interest	4,250,000	4,250	9,263,070	-	-	9,267,320
Cancellation of treasury stock	(7,758,000)	(7,758)	-	7,758	-	-
Cancellation of common stock	(200,000)	(200)	(259,800)	-	-	(260,000)
Issuance of common stock for replacement of cancelled shares	100,000	100	129,900	-	-	130,000
Net loss for the period	-	-	-	-	(80,983,951)	(80,983,951)
Balance, December 31, 2006	23,782,498	23,782	26,605,238	-	(83,629,831)	(57,000,811)
Stock based compensation	-	-	25,262,346	-	-	25,262,346
Issuance of common stock upon exercise of options	220,000	220	79,780	-	-	80,000
Issuance of common stock upon exercise of warrants	1,951,266	1,951	-	-	-	1,951
Issuance of common stock for payable settlement	260,000	260	41,340	-	-	41,600
Options issued for settlement	-	-	159,188	-	-	159,188
Issuance of common stock to purchase Wentworth Oil & Gas Inc	36,000	36	36,684	-	-	36,720
Net income for the period, restated	-	-	-	-	32,049,620	32,049,620
Balance, December 31, 2007, restated	26,249,764	$ 26,249	$ 52,184,576	$ -	$(51,580,211)	$ 630,614

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006
	2007 (Restated)	2006
Cash used in
Operating activities
Net income (loss) for the year	$ 32,049,620	$ (80,983,951)
Adjustments for:
Depreciation and depletion	728,657	270,195
Stock based compensation	25,262,346	11,077,860
Amortization of discount on convertible debentures	642,625	465,288
Amortization of discount on senior secured convertible notes	834,522	-
Equity in loss of investment	-	593,735
Accretion of asset retirement obligation	6,024	9,668
(Gain) loss on derivative contracts	(78,075,500)	53,327,685
Amortization of deferred financing costs	2,185,215	1,331,257
Interest on convertible debentures/notes payable	718,012	-
Impairment of oil and gas properties	4,312,990	204,713
I Impairment of equipment	2,670,525	-
Stock issued for services and other	202,739	324,175
Gain on sales of oil and gas leases	-	(173,053)
Loss on sale of equipment	20,520	-
Deferred income tax benefit	-	(5,206,199)
Change in non-cash working capital items:
Trade accounts and other receivables	563,387	(233,528)
Note receivable	100,000	-
Prepaid expenses	(39,463)	(25,373)
Accounts payable and accrued liabilities	986,511	15,368,428
Deferred revenue	(100,000)	(224,731)
Due to related parties	36,720	4,140
Net cash used in operating activities	(6,894,550)	(3,869,691)

Investing activities
Investment in Redrock Energy, Inc.	-	(5,468)
(Increase) decrease in restricted cash	2,676,019	(2,676,019)
Oil and gas property purchase and additions	(1,431,310)	(2,759,445)
Proceeds from sale of oil and gas property interest	100,000	2,676,018
Proceeds from sale of oil and gas leases	-	300,000
Purchase of certificate of deposit	(51,694)	(25,430)
Acquisition of P.D.C. Ball oil and gas properties, and Barnico Drilling, Inc., net of cash balance acquired	-	(22,052,558)
Equipment purchases	(282,641)	(547,636)
Net cash provided by (used in) investing activities	1,010,374	(25,090,538)

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

The following is an illustration of the reconciliation of the numerators and denominators of the restated basic and restated diluted earnings per share for the year ended December 31, 2007:

	Income	Shares	Per-Share Amount
Basic earnings per share (restated)
Net income (restated)	$ 32,049,620	24,407,272	$ 1.31
Effect of dilutive securities
Options	-	1,008,394
Warrants	-	59,733,258
Convertible debentures and notes	(71,681,158)	91,590,116
Diluted earnings per share
Net income plus assumed conversions (restated)	$ (39,631,538)	176,739,040	$ (0.22)

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

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007

2.  Significant Accounting Policies (continued)

n)  Stock based compensation

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payments,” upon inception on July 21, 2004 and accordingly, the cost of employee services received in exchange for equity instruments is measured at fair value at the grant date. Equity instruments issued to non-employees are also accounted for under the provisions of SFAS No. 123 (revised 2004) and Emerging Issues Task Force (“EITF”) 96-18. During the years ended December 31, 2007 and 2006, the Company recognized aggregate compensation expense of $25.3 million and $11.1 million, respectively, related to outstanding common stock options.

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

a) Debt Restructuring

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

b) Stock-based Compensation

The Company has retroactively restated certain of its amounts reported for the year ended December 31, 2007.  The restatements were related to the application of SFAS No. 123(R) for the modification of the terms or conditions of certain stock options. In November 2007, the Company amended several of its stock option agreements to remove all service conditions, effectively accelerating the vesting period of the outstanding options. In accordance with SFAS No. 123(R), the fair value of a stock-based award is measured on the grant date and the compensation cost is recognized over the requisite service period, which is often the vesting period. However, the amount of compensation cost recognized at any date must at least be equal to the portion of the value of the award that is not contingent upon either a service condition or a performance condition at that date. On the date of the amendments, the Company had $12.6 million in unrecognized compensation expense related to non-vested stock-based compensation arrangements.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007

3.   Restatement of Consolidated Financial Statements (continued)

Upon execution of the amendments, the full amount of unrecognized compensation expense was accelerated and should have been recorded in the fourth quarter of 2007.

The following is a summary of the impact of the restatements on the Company’s accompanying consolidated balance sheet as of December 31, 2007:

	December 31, 2007
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Derivative contract liabilities	$ 23,935,041	$ (2,495,396)	(a)	$21,439,645
Total current liabilities	25,576,686	(2,495,396)	(a)	23,081,290
Discount on senior secured convertible notes payable	(53,238,806)	17,961,254	(a),(b)	(35,277,552)
Total Liabilities	26,802,742	15,465,858	(a),(b)	42,268,600
Additional Paid in Capital	39,549,267	12,635,309	(c)	52,184,576
Accumulated Deficit	(23,479,044)	(28,101,167)	(a),(b),(c)	(51,580,211)
Total Stockholders' Equity	16,096,472	(15,465,858)	(a),(b)	630,614

The following is a summary of the impact of the restatements on the Company’s consolidated statement of operations for the year ended December 31, 2007:

	Year ended December 31, 2007
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Interest and finance costs	$ 5,559,820	$ 834,522	(b)	$ 6,394,342
General and administrative	19,146,881	12,635,309	(c)	31,782,190
Total expenses	(32,750,104)	13,469,831	(b),(c)	38,190,011
Loss from operations	(32,750,104)	(13,469,831)	(b),(c)	(46,219,935)
Gain on derivative contracts	92,706,836	(14,631,336)	(a)	78,075,500
Total other revenue items	92,900,891	(14,631,336)	(a),(b)	78,269,555
Income before income tax benefit	60,150,787	(28,101,167)	(a),(b),(c)	32,049,620
Net income	60,150,787	(28,101,167)	(a),(b),(c)	32,049,620
Deficit, end of period	(23,479,044)	(28,101,167)	(a),(b),(c)	(51,580,211)
Basic earnings per share	2.46	(1.15)	(a),(b),(c)	1.31
Diluted loss per share	(0.19)	(0.03)	(a),(b),(c)	(0.22)

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007

3.   Restatement of Consolidated Financial Statements (continued)

The following is a summary of the impact of the restatements on the Company’s consolidated statement of stockholders’ equity for the year ended December 31, 2007:

	Year ended December 31, 2007
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Net income for the period	$60,150,787	$(28,101,167)	(a),(b),(c)	$32,049,620
Deficit accumulated, December 31, 2007	(23,479,044)	(28,101,167)	(a),(b),(c)	(51,580,211)
Additional paid in capital	39,549,267	12,635,309	(c)	52,184,576
Balance, December 31, 2007	16,096,472	(15,465,858)	(a),(b)	630,614

The following is a summary of the impact of the restatements on the Company’s consolidated statement of cash flows for the year ended December 31, 2007:

	Year ended December 31, 2007
	Amounts as Originally Reported	Restatement Amount		Amounts as Revised
Net income for the year	$60,150,787	$(28,101,167)	(a),(b),(c)	$32,049,620
Stock based compensation	12,627,037	12,635,309	(c)	25,262,346
Amortization of discount on senior secured convertible notes	-	834,522	(b)	834,522
(Gain) loss on derivative contracts	(92,706,836)	14,631,336	(a)	(78,075,500)

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

(c)

Includes $12,635,309 of previously-unrecognized stock compensation expense accelerated into 2007 due to the November 2007 amendment of certain stock option agreements.

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

On January 9, 2006, the Company adopted a Directors’ Stock Option Plan (“DSO Plan”) for directors that provided for the grant of options to purchase up to 200,000 shares of common stock of the Company after each full year of service as a director.

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

	Options	Weighted Average Grant Date Fair Value
Non-vested options outstanding at December 31, 2005	5,239,000	-
Options granted	9,250,000	$3.53
Options vested	(5,464,254)	-
Options terminated	(1,750,000)	-
Non-vested options outstanding at December 31, 2006	7,274,746	-
Options granted	1,650,000	$0.39
Options vested	(4,822,508)	-
Options amended[1]	(4,102,238)	-
Non-vested options outstanding at December 31, 2007	-	-

1

Pursuant to the November 14, 2007 stock option agreement amendments discussed below, the amended stock options have vested, however they remain subject to restrictions relating to when they may be exercised.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007

15. Stock-Based Compensation (continued)

As of December 31, 2007, the Company had no unrecognized compensation expense related to non-vested stock-based compensation arrangements. As of December 31, 2006, the Company’s unrecognized compensation expense was $23.5 million. The decrease in unrecognized compensation expense from 2006 to 2007 is a result of both the stock options that vested in 2007 and the November 14, 2007 stock option amendments.  As a result of the stock option amendments, all service conditions of the options were removed, which effectively accelerated the vesting period of the outstanding options.  The Company had $12.6 million in unrecognized compensation expense related to non-vested stock-based compensation that was immediately accelerated and recognized upon execution of the amendments.  The Company also recognized approximately $9.5 million in compensation expense as a result of non-vested options that were outstanding at December 31, 2006 and vested in 2007.  In addition, there was approximately $400,000 of stock-based compensation recorded in 2007 related to stock options that were granted and vested during 2007.

On November 14, 2007, the Company amended several of its stock options to extend the life of the existing awards and/or change the exercise prices of options. In accordance with SFAS 123(R), the Company measured the fair value of the awards pre- and post-modification, at the amendment date, to determine the amount of incremental value transferred as a result of the amendments.  The fair market value of the affected options at the amendment date ranged between $0.32 and $0.35 per share, whereas the original stock options grants had fair market values ranging from $0.56 to $4.00 per share.  As a result, the Company recognized incremental compensation expense of $2.8 million during the year ended December 31, 2007.

The total fair value of the options vested during the fiscal year ended December 31, 2006 was $11.1 million.  The options that vested for the fiscal year ended December 31, 2006 had at that time a remaining weighted average contractual term of 1.79 years.

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

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007

17.  Income Taxes

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2007	2006
Statutory rate	35%	37%
Increase (decrease) in income taxes resulting from:
Increase in valuation allowance	(35%)	(31%)
	-	6%

The significant components of the Company’s deferred tax liabilities and assets are as follows:

	2007	2006
Deferred tax liabilities:
Derivative liabilities and debt discount	$ 8,661,735	$ -
Oil and gas properties and drilling equipment	-	4,994,435
Total	8,661,735	4,994,435

Deferred tax assets:
Oil and gas properties and drilling equipment	278,028	-
Non-capital losses available for future periods	13,786,616	1,926,472
Derivative liabilities	-	35,332,224
Finance costs	5,352,452	3,926,447
Stock-based compensation	12,670,092	4,098,809
Accounts payable and accrued liabilities	6,145	4,953,638
Other	342,582	111,000
Total	32,435,915	50,348,590
Valuation allowance	(23,774,180)	(45,354,155)
Total	8,661,735	4,994,435
Net deferred taxes	$ -	$ -

Components for provision of income taxes are as follows:

	2007	2006
Current	$ -	$ -
Deferred expense (benefit)	-	(5,206,199)
Total	$ -	$ (5,206,199)

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

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007

19.  Segment Information (continued)

	Years ended December 31,
	2007	2006
Operating income (loss) [1]
Drilling	$ (3,745)	$ 337
Oil and gas	(4,285)	7
Total operating income (loss)	(8,030)	344
General and administrative expense	(31,796)	(14,837)
Interest and finance costs	(6,394)	(18,083)
Other income (expense), net	78,269	(53,614)
Income (loss) before income tax	$ 32,049	$ (86,190)

	Years ended December 31,
	2007	2006
Identifiable Assets [2]
Drilling	$ 3,251	$ 6,214
Oil and gas	27,717	31,394
Corporate assets	11,931	18,677
Total assets	$ 42,899	$ 56,285

	Years ended December 31,
	2007	2006
Capital Expenditures
Drilling	$ 48	$ 473
Oil and gas	1,387	31,156
Other	6	75
Total capital expenditures	$ 1,441	$ 31,704

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