Form 10-K
period 2008-12-31
Wentworth Energy, Inc.
filed 2009-05-18
CIK 1138932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 0-32593

Wentworth Energy, Inc.

(Name of small business issuer in its charter)

Oklahoma, United States

73-1599600

(State or other jurisdiction of incorporation or organization) (IRS Employer Identification Number)

800 N. Church Street, Suite #C, Palestine, Texas 75801

(Address of principal executive offices)

(903) 723-0395

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Shares of common stock, par value $0.001

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes [ ]   No [X ]

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act   [ ]

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [ ]

Check whether the issuer has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the issuer was required to submit and post such files).    Yes [ ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the issuer is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

[  ]

Accelerated filer

[  ]

Non-accelerated filer

[  ]

Smaller reporting company

[X]

Indicate by check mark whether the registrant is a shell company.

Yes [ ]    No [X]

State issuer’s revenues for the fiscal year ended:

$1,112,800

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: As of May 15, 2009, the issuer had 65,491,476 common shares outstanding, held by non-affiliates*, and the aggregate market value of such shares was approximately $622,169.

*

Without asserting that any of the issuer’s directors or executive officers, or the entities that own 10% or greater of the registrant’s shares of common stock, are affiliates, the shares of which they are beneficial owners have been deemed to be owned by affiliates solely for this calculation.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 67,421,476 shares of common stock as of May 15, 2009.

Documents incorporated by reference:

None

Cautionary Notice Regarding Forward-Looking Statements

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

PART I

Item 1.  Description of Business

Business Development

We are an exploration and production company engaged in oil and gas exploration, drilling and development. We currently have oil and gas interests in Anderson County, Freestone County, Jones County and Leon County, Texas. Our strategy is to develop our current low risk, high probability prospects and to lease out deeper zones of our properties for royalty interests.  Due to our lack of adequate resources we are seeking joint ventures or farm-outs to develop our properties. Our oil and gas activities are currently conducted solely in the United States. We do not own any interests in any mining properties.

On May 12, 2005, we acquired 87% of the outstanding shares in Wentworth Oil & Gas, Inc., a Nevada corporation, (“Wentworth Oil”) through a Share Exchange agreement.  The remaining Wentworth Oil shares were acquired in August 2005 and February 2007.  In exchange for Wentworth Oil, we issued a total of 1,632,000 shares of our common stock with an aggregate market value of approximately $0.5 million, in order to purchase all of its outstanding stock.  Effective October 3, 2007, the business of Wentworth Oil was wound up and dissolved pursuant to a plan of winding-up and dissolution, whereby the remaining assets and liabilities of Wentworth Oil were assumed by us.

In July 2006, as part of the P.D.C. Ball mineral property and Barnico Drilling, Inc. (“Barnico”) acquisition, we purchased a 90% interest in 27,557 gross acres (22,682 net acres) of oil and gas fee mineral rights known as the “P.D.C. Ball mineral property” owned by Roboco Energy, Inc. in Anderson County, Freestone County and Jones County, Texas for $31.9 million, which included cash and issuance of our stock. Funding for the acquisition was through the issuance of $32.4 million of senior secured convertible notes. Based on historical production and geological information, we have recorded cumulative impairment charges of $12.2 million on these properties as of December 31, 2008 for the excess of the carrying value over the fair market value.

Barnico was an East Texas-based drilling contractor with two drilling rigs.  We acquired Barnico to help us control drilling costs and meet drilling schedules.  During 2007, the drilling revenues from third parties declined significantly because Barnico’s largest customer ceased its drilling in Barnico’s service area.  Due to a lack of capital we were unable to utilize Barnico’s resources to drill our own properties.  During 2008 we sold all of the outstanding shares of Barnico and discontinued all drilling activities.  In late 2008, the purchaser defaulted on the note and we repossessed the drilling and related equipment.  We reported the drilling operations as discontinued and the assets as held for sale in our 2008 financial statements.

On November 1, 2006, we signed two three-year Oil, Gas & Mineral Leases and a Joint Operating Agreement with Marathon Oil Company and its affiliate (together, “Marathon”) granting Marathon the right to explore and develop approximately 9,200 acres of our mineral property in Freestone County, Texas. The agreements give Marathon the right to drill oil and gas wells and develop the property. We retain a 21.5% royalty interest in any revenue generated from property located in zones below approximately 8,500 feet and a 23% royalty interest in any revenue generated from property located in zones above approximately 8,500 feet; however, we do not currently have sufficient capital to participate in any such production..  As part of the agreement, we acquired a seismic license giving us access to all seismic data collected during Marathon’s three-year lease.

Marathon began drilling its first deep well (M-1) of approximately 15,000 feet during the latter part of the third quarter of 2008.  Drilling of M-1 was completed during December 2008.  The well has not been perforated for production.  Accordingly, it could be dry or produce an amount of salt water that would make the well uneconomical to operate.  No reserve value is given to this well due to its current status.

This three-year lease with Marathon expires on November 1, 2009.  Marathon has requested an extension of the lease on the deep rights (below 8,500 feet) until April 2010, with a further option to extend the lease to October, 2010.  The shallow rights (above 8,500 feet) are expected to be re-assigned back to Wentworth under certain terms and conditions, so that we can re-lease to any party, including potential partners. Our potential partners are particularly interested in the shallow lease of this property as it provides the most complete seismic and production data and would facilitate identification of low risk and high probability drill sites.

Business of Issuer

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

Dependence on Major Customers

We sell our natural gas production to various independent purchasers.  During the year ended December 31, 2008, our gas sales were primarily to one customer who accounted for approximately 71% of our total sales.  We have no obligations to provide oil or gas in fixed quantities or at fixed prices.

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

Our operations are also subject to various conservation matters, including the number of wells which may be drilled in a unit, and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration, while other states rely on voluntary pooling of lands and leases. This may make it more difficult to develop oil and gas properties. In addition, state conservation laws establish maximum rates of production for oil and gas wells, generally limit the venting or flaring of gas, and impose certain requirements regarding the ratable purchase of production. The effect of these regulations is to limit the amounts of oil and gas we can produce from our wells and to limit the number of wells or the locations at which we can drill.

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

We are subject to certain laws and regulations relating to environmental remediation activities associated with past operations, such as CERCLA and similar state statutes. In response to liabilities associated with these activities, accruals are established from time to time when reasonable estimates are possible. Estimated and accrued environmental remediation costs as of December 31, 2008 and 2007, respectively, were approximately $0.1 million and $0.2 million. These accruals represent the estimated costs associated with plugging abandoned wells by cementing the borehole, removing casing and other equipment, and leveling and replanting the surface. We use discounting to present value in determining our accrued liabilities for environmental remediation or well closure, but no material claims for possible recovery from third party insurers or other parties related to environmental costs have been recognized in our financial statements. We will adjust remediation accruals when new remediation responsibilities are discovered and probable costs become estimable, or when current remediation estimates must be adjusted to reflect new information.

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

Employees

We currently have one employee, who is our office manager in our Palestine, Texas office. We employ a Chief Executive Officer and a Chief Financial Officer. In addition, we engage consultants on an as-needed basis for legal, accounting, technical, consulting, oil field, geological and administrative services. None of our employees are represented by a union. We believe that our employee relationships are satisfactory.

Oil and Gas Operations

The following table summarizes our oil and gas production revenue and costs, our productive wells and acreage, undeveloped acreage and drilling activities for each of the last three years ended December 31.

	2008	2007	2006
Production
Average sales price per barrel of oil	$ 48.66	$ 63.86	$ 65.30
Average production cost per barrel of oil	$ 6.01	$ 21.71	$ 43.12
Net oil production (barrels)	1,106	177	1,263
Net gas production (mcf)	130,589	138,136	11,711
Productive wells – oil
Gross	2	2	3
Net	0	0	1
Productive wells – gas
Gross	25	30	26
Net	1	3	2
Developed acreage – oil
Gross acreage	200	200	240
Net acreage	6	6	32
Developed acreage – gas
Gross acreage	8,537	8,537	8,264
Net acreage	790	790	589
Undeveloped acreage – oil
Gross	Nil	Nil	Nil
Net	Nil	Nil	Nil
Undeveloped acreage – gas
Gross	19,100	19,100	19,286
Net	14,150	14,150	14,352
Drilling activity
Net productive exploratory wells drilled	0	0	2
Net dry exploratory wells drilled	0	4	0

We are not obligated to provide oil or gas in fixed quantities or at fixed prices under existing contracts.

Item 1A. Risk Factors

Risk Factors

You should carefully consider the risks described below, together with all other information contained in this Annual Report in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face.  If any of the following risks and uncertainties occur they may adversely affect our business, operating results or financial condition.  Additional risks and uncertainties, other than those we describe below, that are not presently known to us or that we may currently believe are immaterial, may also impair our business operations.  You should refer to the other information contained in this Annual Report, including the consolidated financial statements and notes thereto of our company, before deciding to invest in our common stock.

Risks Related To Our Business

We have a limited operating history and have incurred losses since we began operations. We must generate greater revenue to achieve profitability.

We commenced our current operations in 2005 and have incurred losses before and after we began our operations. In addition, as discussed in the accompanying financial statements, our accumulated deficit and the need to achieve and sustain profitability, our default on outstanding senior secured convertible notes and convertible debentures, and our reliance on the financing discussed in this Annual Report, have caused our independent accountants to raise substantial doubt about our ability to continue as a going concern. At December 31, 2007, we had an accumulated deficit of $51,580,211. This deficit has increased to $91,855,311 at December 31, 2008 due to the write off of deferred finance charges and debt discount on our senior secured convertible notes and convertible debentures because we are in default of the terms of those obligations as well as additional impairment charges on our oil and gas properties.  Our current cash flows alone are insufficient to fund our business plan, necessitating further growth and funding for implementation. We may be unable to achieve the needed growth to attain profitability and may fail to obtain the funding that we need when it is required. Our future financial results depend largely on the following factors: (1) discovery of adequate levels of hydrocarbons on our properties and the economic feasibility for their recovery; (2) access to additional equity and/or debt funding to develop and exploit our properties; (3) finding a joint venture partner to farm-in and develop our properties; and (4) obtaining a forbearance and deferral of interest payments from our senior secured convertible note holders and our convertible debenture holders. There can be no assurance that we will be successful in any of these matters, that the prices for our production will be at a profitable level or that we will achieve or sustain profitability or positive cash flows from our operating activities.

Our auditor has raised substantial doubts about our ability to continue as a going concern.  If we are unable to continue our business, our common stock may have little or no value.

As discussed in the accompanying financial statements, our accumulated deficit and the need to achieve and sustain profitability, our default on outstanding debt issues, and our reliance on the financing discussed in this Annual Report have caused our auditor to raise substantial doubt about our ability to continue as a going concern.  There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue.  We may not achieve our business objectives and the failure to achieve such goals may render us unable to continue our business, which would result in our common stock having little or no value.

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

Information in this Annual Report on Form 10-K regarding our future exploration projects reflects our current intent and is subject to change.

Our current exploration and development plans are described in this Annual Report on Form 10-K. Whether we ultimately undertake an exploration project will depend on the following factors:

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

•

finding a suitable joint working interest partners;

•

decisions made by our joint venture partners; and

•

receiving forbearance on the debt defaults.

We will continue to gather data about our projects, and it is possible that additional information will cause us to alter our schedule or determine that a project should not be pursued at all. Our plans regarding our projects are subject to change.

Failure to sell the drilling equipment from our discontinued operations, Barnico, could have a negative impact on the Company as a whole.

Due to the purchaser’s default on their obligations under the terms of our sale of Barnico we had to repossess the drilling and related equipment.  We have put the equipment in temporary storage and we intend to sell it.  However, we may not be able to find a buyer for the equipment which could result in a further impairment charge.  Even if we find a buyer we may not receive a sales price sufficient to cover our remaining investment.

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

Certain of our directors and officers have potential conflicts of interest because they are the beneficiaries of mineral interests in the Company's properties.

Two of our board members and officers, directly or indirectly, are the beneficiaries of mineral interests in properties owned by us. These economic interests may create conflicts of interest in determining the course of action to be taken by us in developing those properties by making it more attractive for those officers and directors to deploy our limited resources to properties in which they have an economic interest.

Our disclosure controls and procedures have been determined to not be effective. Failure to remedy this deficiency may reduce our ability to accurately report our financial results or prevent fraud.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results could be harmed. Our management has identified material weaknesses in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board.  The Company’s financial reporting includes various highly complex technical accounting issues such as derivatives, stock-based compensation expense, and standardized measure of discounted future cash flows calculations.  We do not have adequate personnel who are knowledgeable of the application of appropriate accounting and financial reporting principles for highly technical accounting issues that may arise.  In addition, there is a lack of monitoring of the financial reporting process by management and we lack an independent audit committee. The ineffectiveness of internal control stemmed in part from the fact that our previous external accounting support was inadequate and was not replaced until late in the previous fiscal year and our lack of financial resources to employ qualified staff. If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders and the market in general could lose confidence in our financial reporting, which loss of confidence could harm our business and the trading price of our common stock.

If our independent contractors are characterized as employees, we would be subject to employment and withholding liabilities, past taxes and penalties.

We have structured some of our relationships with our consulting service providers in a manner that we believe results in an independent contractor relationship as opposed to an employer-employee relationship. If regulatory authorities or state, federal or foreign courts were to determine that our consulting service providers (or their owners or principals) are employees and not independent contractors, we would be required to withhold income taxes, to withhold and pay social security, Medicare and similar taxes and to pay unemployment and other related payroll taxes. We would also be liable for unpaid taxes that would have been incurred had the consulting services providers been properly characterized as employees and subject to penalties.

You may face difficulties in attempting to pursue legal actions under laws of the United States against certain of our directors and officers.

One of our directors/officers is a citizen or resident of a country other than the United States, and the assets of such person are located outside the United States. Consequently, it may be difficult for you to effect service of process within the United States upon our non-U.S. resident director/ officer or to realize in the United States upon judgments against such person. There is doubt as to the enforceability against us and against our non-U.S. resident director/officer in original actions in non-U.S. courts, of liabilities based upon the U.S. federal securities laws and as to the enforceability against us and against our non-U.S. resident director/officer in non-U.S. courts.

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

We are in default under our debt instruments therefore our lenders are entitled to control the Company and the value of our common stock may decline.

We were unable to make our scheduled interest payments due October 1, 2008, January 1, 2009, and April 1, 2009 on our senior secured convertible notes and we were unable to make our scheduled principal and interest payment due January 11, 2009 on our convertible debentures. Therefore we are in default on the terms of those instruments.  The holders of the senior secured convertible notes and convertible debentures have not waived the defaults.  At this time, those holders have not accelerated payment of the debt nor have they proceeded against our collateral.

Our failure to pay interest when due under our senior secured convertible notes and to pay interest and principal when due under our convertible debentures and to comply with other covenants contained in those debt instruments, if such defaults are not cured or waived, could result in acceleration of debt under those and other debt instruments that contain cross-acceleration or cross-default provisions. Such acceleration could require us to repay or repurchase debt, together with accrued interest and charges and other amounts owing in respect thereof, prior to the date it otherwise is due and could adversely affect our financial condition. Upon a default or cross-default, the debt holders could also proceed against the collateral.

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

After the occurrence of an event of default, YA Global, the holder of the convertible debentures, has the right to require us to redeem the full principal amount of the convertible debentures, together with interest and other amounts owing in respect thereof, immediately in payment of cash; provided however, that the debenture holder may request payment of such amounts in common stock.

Risks Related To Our Industry

The competition in the oil and gas industry is high, which may adversely affect our ability to succeed.

The oil and gas industry is highly competitive, and many of these competitors are large, well-established companies and have substantially larger operating staffs and greater capital resources than we do.  Many of these companies not only explore for and produce oil and natural gas, but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive oil and natural gas properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low oil and natural gas market prices. Our larger competitors may be able to absorb the burden of present and future federal, state, local and other laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for exploratory prospects and producing oil and natural gas properties.

Oil and natural gas prices are volatile and a decline in oil and natural gas prices can significantly affect our financial results and impede our growth.

Oil and natural gas are commodities whose prices are determined based on world demand, supply and other factors, all of which are beyond our control.  World prices for oil and natural gas have fluctuated widely in recent years, and rose to record levels on a nominal basis in 2006.  The average price for West Texas Intermediate oil in 2005 was $56.64 per barrel and in 2006 it was $66.05 per barrel.  The average price per barrel increased to $72.34 in 2007 and $99.67 in 2008.  However, as of December 31, 2008 the price had experienced a significant decrease to $44.60 per barrel.  We expect that prices will continue to fluctuate in the future.  Price fluctuations will have a significant impact upon our revenue, the return from our reserves and on our financial condition generally.  Price fluctuations for oil and natural gas commodities may also impact the investment market for companies engaged in the oil and gas industry. Prices decreased to a low of $34.03 in February 2009 and have since risen to approximately $50 per barrel in May 2009.  These decreases in the prices of oil and natural gas may have a material adverse effect on our financial condition, the future results of our operations and quantities of reserves recoverable on an economic basis.

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

Any drilling activities we or joint venture partners may undertake are subject to many risks, including the risk that we will not discover commercially productive reservoirs. Drilling for oil and natural gas can be unprofitable, not only from dry holes, but from productive wells that do not produce sufficient revenues to return a profit. In addition, drilling and producing operations may be curtailed, delayed or canceled as a result of other factors, including:

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

Equipment that is essential to any development activities might not be available.

Oil and natural gas exploitation and development activities depend upon the availability of drilling and related equipment in the particular areas where those activities will be conducted, and our access to these facilities may be limited.  Demand for that equipment or access restrictions may affect the availability of that equipment to us and delay any exploitation and development activities.  Shortages and/or the unavailability of necessary equipment or other facilities would impair any such activities, either by delaying our activities, increasing our costs or otherwise.

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

The Company increased the number of shares of its capital stock in October 2006 to 300,000,000 shares of common stock and 2,000,000 shares of preferred stock.  The secondary resale of these shares into the public markets, as well as future sales of securities by the Company could have an adverse effect on the market price of our common stock and make it more difficult for us to sell our equity securities in the future at prices which we deem appropriate or for holders of our common stock to have liquidity in their investment. Due to the significance of the number of shares that may be issued upon conversion of our senior secured convertible notes, convertible debentures and related warrants, as compared to the 50,845,816 shares outstanding as of December 31, 2008, the entry of those shares into the public market, or the mere expectation of the entry of those shares into the market, could depress the market price and adversely affect liquidity of our common stock and could impair our ability to obtain capital through securities offerings or the ability of investors to sell shares at a favorable price or at all.

The continuously adjustable conversion price feature of our convertible debentures could require us to issue a substantially greater number of shares, which could cause dilution to our existing stockholders.

The conversion price of our convertible debenture was fixed until April 30, 2008. However, the number of shares of common stock issuable upon conversion of our convertible debentures has increased after April 30, 2008 since the market price of our stock remains below $0.65, which will cause dilution to our existing stockholders. Our obligation to issue shares upon conversion of our convertible debentures is essentially limitless if the trading price per common share declines towards zero because the debentures are convertible into common stock after April 30, 2008 based on the trading price per common share of our Company.

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

The holders of certain of our warrants have cashless exercise rights, which provide them with the ability to exercise the warrants and, in lieu of making the cash payment of the exercise price, elect instead to receive the number of shares that could have been purchased with what would have been the net proceeds if the warrant holder had exercised the warrants with a cash payment of the exercise price and then immediately sold such shares at the then-current closing price.  To the extent that the holders of the warrants exercise this right, we will not receive proceeds from such exercise.  Furthermore, as discussed in this Annual Report on Form 10-K, the exercise price of our warrants to purchase 51,500,743 shares is $0.001 per share.  This low exercise price and the cashless exercise option discussed above may encourage warrant holders to exercise their warrants, and since October 31, 2007, warrants for 18,136,383 shares have already been exercised on a cashless basis and 18,006,308 shares of our common stock issued in respect thereof.  The entry of those shares into the public market, or the mere expectation of the entry of those shares into the market, could depress the market price and adversely affect liquidity of our common stock and could impair our ability to obtain capital through securities offerings or the ability of investors to sell shares at a favorable price or at all.

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

The convertible debentures are convertible into our common stock at a price per share equal to $0.65 or, at any time after April 30, 2008, at a price per share equal to the lesser of (a) $0.65, or (b) an amount equal to 85% of the lowest volume weighted average price of our common stock for the 15 trading days immediately preceding the conversion date as quoted by Bloomberg, LP, subject to certain anti-dilution adjustments that could reduce the conversion price to any lower price at which we issue or become obligated to issue any common stock.  By way of example, assuming conversion of the convertible debentures took place on December 31, 2008, at which time there were 50,845,816 shares outstanding, at the base fixed conversion price of $0.65, the 2,016,728 shares of common stock issuable upon such conversion would represent 3.8% of the common stock outstanding after conversion, without regard to any limitations on conversion.  If, however, a conversion were to take place after April 30, 2008, and 85% of the lowest volume weighted average price of the common stock during the 15 trading days immediately preceding the date of conversion was below $0.65, the shares of common stock issuable would be greater, representing an even greater percentage of our common stock outstanding after conversion.  The following table sets forth the number of shares issuable on conversion, without regard to any limitations on conversion, and the percentage of our outstanding common stock that those shares would represent after conversion at the base fixed conversion price of $0.65 and reduced conversion prices of $0.30, $0.10 and $0.01.

Conversion Price	Number of Shares Issuable on Conversion of Convertible Debentures	Percentage of Issued and Outstanding
$0.65	2,016,728	3.8%
$0.30	4,369,577	7.9%
$0.10	13,108,730	20.5%
$0.01	131,087,300	72.1%

The senior secured convertible notes are convertible at the option of the holders into shares of our common stock at an initial conversion price of $0.65 per share, subject to certain anti-dilution adjustments that could reduce the conversion price to any lower price at which we issue or become obligated to issue any common stock.  Assuming again that conversion of the senior secured convertible notes took place on December 31, 2008 at a conversion price of $0.65, at which time there were 50,845,716 shares outstanding, the 82,733,188 shares of common stock issuable upon such conversion would represent

61.9% of the common stock outstanding after conversion, without regard to any limitations on conversion.

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

We reserved up to 2,378,249 shares of common stock for future issuance under our 2007 Stock Incentive Plan.  According to the Plan, the number and class of shares of common stock subject to each outstanding option or stock award, the option exercise price, and the annual limits on and the aggregate number and class of shares of common stock for which awards thereafter, and any adjustments thereto, are determined by a committee consisting of members of our board of directors.  Some of our directors and, therefore, committee members, also serve as officers of the Company and are eligible to receive options and stock awards under the Plan, which could create, or appear to create, a conflict of interest when such committee members are presented with decisions regarding awards under the Plan.  Furthermore, the eventual exercise of those options will dilute the holdings of the current stockholders, and significant sales of stock issued upon the exercise of options could have a negative effect on our stock price and impede our ability to raise future capital.

There is currently a limited market for our common stock, which may result in stockholders being unable to sell their shares in a timely manner and at the price they desire to sell.

Our common stock is currently quoted on the OTC Bulletin Board, which is characterized by low trading volume. Because of this limited liquidity, stockholders may be unable to sell their shares. The trading price of our shares has from time to time fluctuated widely and may be subject to similar fluctuations in the future. The trading price of our common stock may be affected by a number of factors, including events described in the risk factors set forth in this Annual Report on Form 10-K, as well as our operating results, financial condition, announcements of drilling activities, general conditions in the oil and gas exploration and development industry, and other events or factors. In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock.

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

Item 2.  Description of Property

Principal Executive Offices

Our principal executive offices are located at the following address effective January 1, 2009:

800 N. Church Street

Suite #C

Palestine, TX 75801

Our telephone number is (903) 723-0395

Properties

The following discussion regarding our properties should also be read in conjunction with our consolidated financial statements and notes thereto.

Anderson County, Freestone County and Jones County, Texas

In July 2006, we purchased a 90% interest in the mineral rights, royalties and leases known as the P.D.C. Ball Property pertaining to the oil, gas and liquid hydrocarbons, excluding coal and lignite, covering 27,557 gross acres (22,682 net acres) in Anderson, Freestone and Jones Counties in East Texas for $22.7 million cash and 4.3 million shares of our common stock. We estimated that the property would accommodate as many as 200 oil and gas wells over the next 10 years. In 2008, the property generated $0.2 million in royalties from wells operated by third party oil and gas companies and no working or overriding royalty revenue from wells operated by Wentworth. Due to a lack of capital, the Company deferred all its drilling activity for the latter part of 2007 and 2008.  However, during this period, we were resolving title issues, continued to generate a number of low risk drilling locations and examined other zones in existing well bores for possible recompletion. We expect this will significantly reduce the lead time to commence drilling, when sufficient new capital becomes available. Above all, we have been actively seeking industry partners to lease from us the remaining undeveloped  parts of our properties. We have met and discussed this opportunity with a number of oil and gas companies and we are in advance level of discussions with two potential partners.

Of the 10% interest in the mineral rights not owned by the Company, 4% interest is owned by Roboco Energy Inc. (“Roboco”), a private company owned by Michael S. Studdard, George D. Barnes and Tom J. Temples. During 2008, George Barnes resigned as a director and officer and Tom Temples resigned as an officer of Wentworth. Michael Studdard has also resigned as the Company’s President, but remained as a director. The remaining 6% interest is owned by Horseshoe Energy, Inc., a private company owned by David Steward (subsequently elected a director in July 2007 and appointed our Chairman and CEO in December 2007) and his family. The P.D.C Ball Property also bears overriding royalty interests totaling 5%, distributed as follows: 3% to Roboco and 2% to Barnes Drilling and Exploration, Inc. Prior to the purchase of the P.D.C Ball Property, none of these parties were affiliated with us and none of our officers or directors were affiliated with Roboco, Horseshoe Energy, Inc. or Barnes Drilling & Exploration, Inc.

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

Marathon began drilling its first deep well (M-1) of approximately 15,000 feet during the latter part of the third quarter of 2008.  Drilling of M-1 was completed during December 2008.  The well has not been perforated for production.  Accordingly, it could be dry or produce an amount of salt water that would make the well uneconomical to operate.  No reserve value is given to this well due to its current status.

This three-year lease with Marathon expires on November 1, 2009.  Marathon has requested an extension of the lease on the deep rights (below 8,500 feet) until April 2010, with a further option to extend the lease to October, 2010.  The shallow rights (above 8,500 feet) are expected to be re-assigned back to Wentworth under certain terms and conditions, so that we can re-lease to any party, including potential partners. Our potential partners are particularly interested in the shallow lease of this property as it provides the most complete seismic and production data and would facilitate identification of low risk and high probability drill sites.

On the remaining approximately 18,000 gross acres of the P.D.C. Ball Property, we are continuing to seek partners to jointly develop the property.  Several companies have expressed an interest in participating in a similar arrangement as the Marathon lease described above.  Management has met with many interested parties over the past several months however we are currently not engaged in negotiation with any party beyond the two potential partners, previously mentioned.

Freestone County, Texas Bracken Well 1 and 2

In September 2006, we acquired from an unrelated party a mineral lease of approximately 193 acres which is surrounded by the P.D.C. Ball Property.  The acquisition was to fill a “hole” in the P.D.C. Ball mineral block and it represents what our geologists have determined to possess low risk and high probability drilling locations.  During January 2007, Bracken #1 was successfully drilled and commenced production in February 2007.  We have a 100% working interest and a net revenue interest of 76.25% in this well.  Through December 2007, this well produced 93 MMCF of natural gas.  Production was shut down in January 2008 for remedial work due to an excessive amount of water produced and equipment problems. The excessive water associated with gas production persisted and we have shut-in this well until an economical method to dispose of the water is available. Bracken #2 was drilled during March 2007 and was a dry hole.

Freestone County, Texas Shiloh Well 1 and 3

The Shiloh 1 and 3 wells were existing wells and have produced natural gas since the 1970s. They are located on 640 acres within the P.D.C. Ball Property, from which we previously received only a 12.5% royalty.  During January 2007, we purchased a 50% working interest in both wells from an unrelated party for the sum of $200,000.  By this acquisition, we increased our net revenue interest to 38.75% and 38.50% in Shiloh 1 and 3, respectively and became the operator.  Total production from these wells during 2008 was 201 MMCF versus 57 MMCF during 2007. The increased production was mainly attributed to the successful remedial work done on Shiloh #3 during the second quarter of 2008.  After the remedial work, the Shiloh #3 well has a stabilized average daily flow rate of 800 MCF of gas on a 14/64th choke.  The flowing tubing pressure is 650 psig and the calculated Absolute Open Flow is 1.2 million cubic feet per day. Production from Shiloh #1 remained substantially unchanged at nominal volume of 6.9 MMCF from quarter to quarter and we do not have plans for further remedial work on it until funds are available.

Oil and Gas Operations

Delivery Commitments

We are not obligated to provide oil or gas in fixed quantities or at fixed prices under existing contracts.

Item 3.  Legal Proceedings

We are not aware of any proceedings contemplated by a governmental authority. We are party to litigation as follows:

On February 13, 2008, Kenneth L. Berry and Savant Energy Corporation commenced a lawsuit against us, our former Chief Executive Officer, John Punzo, our former President, Michael Studdard, our Chief Financial Officer, Francis Ling, and our former director, Gordon McDougall, in the County Court at Law No. 4 of Nueces County, Texas.  The lawsuit relates to the Company’s alleged breach of contract in which the plaintiff was to provide approximately $60.0 million in financing in consideration of 50% of the Company’s outstanding common stock.  The lawsuit seeks to require the Company’s continued performance of the alleged contract and/or recovery of any actual damages sustained by the plaintiff.  In March 2008, the lawsuit was discontinued and the parties expect to resolve the matter by mediation.  We have had no further correspondence from the plaintiff and there have been no mediation hearings to date.

On September 25, 2006, UOS Energy, LLC (“UOS”) commenced a lawsuit against us, our then-Chief Executive Officer, John Punzo, and our director, Roger Williams, in the Los Angeles Superior Court relating to our refusal to purchase certain tar sands leases in Utah in consideration of 1,000,000 shares of our common stock. We claimed the leases were not as represented and terminated the purchase agreement in November 2005. The lawsuit sought our issuance to UOS of a total of 5,900,000 shares of our common stock, cash royalties of 8% of any revenue from the Asphalt Ridge Tar Sands property transferred by us to Redrock Energy, Inc. in March 2006, additional shares of our common stock equal to the difference between a 12% royalty and the 8% cash royalty claimed, cash damages equal to 5,800,000 shares multiplied by the highest price per share at which our shares traded publicly between the date the shares were to be issued and the date of judgment under the lawsuit, additional cash damages of $5.5 million, and unspecified punitive damages and attorneys’ fees and costs. During the pre-trial settlement meeting of March 3, 2008 both parties agreed to settle by completing the purchase of the tar sand leases in Utah, with UOS retaining the 100,000 Wentworth common shares initially issued for this transaction plus additional consideration of 800,000 common shares of Wentworth. By this settlement agreement, the lawsuit was discontinued as of March 3, 2008.  A loss of $140,000 was reported in March 2008 for the fair value of the additional 800,000 shares of common stock.

On December 19, 2008, the Company commenced a lawsuit against our former subsidiary, Barnico Drilling, Inc., our former Vice President, Georges Barnes, and CamTex Energy, Inc. (of which George Barnes is an officer), in the District Court of Anderson County, Texas.  The lawsuit relates to the Company’s attempt to repossess certain items from George Barnes and CamTex Energy, Inc. in accordance with a court ruling on September 9, 2008.  George Barnes had refused to turn over these items claiming that the items were not owned by Barnico but were actually owned by George Barnes and his family.  This case was heard in the District Court of Anderson County, Texas on March 12, 2009 and Mr. Barnes was ordered to immediately relinquish to Wentworth possession of the items.  Mr. Barnes was also held in contempt of court for his failure to relinquish possession of the items and Wentworth was awarded its attorney fees and costs incurred in preparing the motion.

On April 17, 2006, we filed an original petition against KLE Mineral Holdings, LLC (“KLE”) and a first amendment petition, on May 24, 2006, against KLE and Fay Russell (“Russell”).  On March 9, 2007 KLE and Russell filed counterclaims against us.  In order to avoid uncertainty, time and expense of litigation, we, KLE and Russell compromised, resolved and settled all matters and claims related to the lawsuit.  Effective June 10, 2007, Wentworth agreed to issue 260,000 shares (“settlement shares”) of Wentworth stock to Russell and guaranteed that the settlement shares would be worth at least $1.00 per share on March 26, 2008.  On April 1, 2008, we entered into a settlement agreement with Russell which settled all matters and claims.  The settlement agreement provided that we guaranteed that on March 26, 2008, the 30,000 remaining settlement shares remaining in Fay Russell’s Merrill Lynch account would be worth at least $1.00 per share.  On March 26, 2008 the actual bid price was $0.13, therefore, on April 1, 2008 we paid the $0.87 difference.  We wired Fay L. Russell $26,100, which was an amount equal to $0.87 per share times the 30,000 shares, in full settlement and are discharged any obligations under the settlement agreement.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “WNWGE.”  An “E” was added to our trading symbol to signify our deficiency in filing our 10-K for 2008 that was due on April 15, 2009.  Prior to January 4, 2006, our common stock was quoted on the Pink Sheets. The following table sets forth the high and low bid information for our common stock for each quarter within the last two fiscal years.

Quarter Ended	High Bid Price [1]	Low Bid Price [1]
March 31, 2007	$1.50	$0.70
June 20, 2007	$0.81	$0.20
September 30, 2007	$0.29	$0.12
December 31, 2007	$0.57	$0.16
March 31, 2008	$0.15	$0.12
June 20, 2008	$0.08	$0.06
September 30, 2008	$0.05	$0.04
December 31, 2008	$0.01	$0.01

1

Source: http://quotes.nasdaq.com. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of December 31, 2008, we had 83 stockholders of record, and an unknown number of additional holders whose stock is held in “street name.”

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

Recent Sales of Unregistered Securities

The following table describes all securities we issued within the past year without registering the securities under the Securities Act.

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (A)
Feb 25, 2008	Common stock	139,300	Highbridge International LLC	Nil	Warrants exercised by cashless exercise of 140,037 warrants	Sec. 4(2)
Feb 26, 2008	Common stock	566,943	David Propis	Nil	Warrants exercised by cashless exercise of 569,422 warrants	Sec. 4(2)
Mar 4, 2008	Common stock	98,827	Highbridge International LLC	Nil	Warrants exercised by cashless exercise of 99,380 warrants	Sec. 4(2)
Mar 13, 2008	Common stock	56,373	Highbridge International LLC	Nil	Warrants exercised by cashless exercise of 56,688 warrants	Sec. 4(2)
Mar 28, 2008	Common stock	108,500	Highbridge International LLC	Nil	Warrants exercised by cashless exercise of 109,281 warrants	Sec. 4(2)
May 5, 2008	Common stock	74,500	Highbridge International LLC	Nil	Warrants exercised by cashless exercise of 75,036 warrants	Sec. 4(2)
May 13, 2008	Common stock	142,700	Highbridge International LLC	Nil	Warrants exercised by cashless exercise of 143,727 warrants	Sec. 4(2)
May 21, 2008	Common stock	800,000	UOS Energy, LLC and L.M. Ross Professional Law Corp.	Nil	Litigation settlement	Sec 4(2)
June 3, 2008	Common stock	38,700	Highbridge International LLC	Nil	Warrants exercised by cashless exercise of 39,000 warrants	Sec. 4(2)
June 30, 2008	Common stock	491,667	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Warrants exercised by cashless exercise of 500,000 warrants	Sec. 4(2)
June 30, 2008	Common stock	432,667	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Warrants exercised by cashless exercise of 440,000 warrants	Sec. 4(2)
July 21, 2008	Common stock	347,111	Highbridge International LLC	Nil	Warrants exercised by cashless exercise of 355,000 warrants	Sec. 4(2)
July 21, 2008	Common stock	1,366,667	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Warrants exercised by cashless exercise of 1,400,000 warrants	Sec. 4(2)
July 29, 2008	Common stock	258,200	Highbridge International LLC	Nil	Warrants exercised by cashless exercise of 265,794 warrants	Sec 4(2)
July 31, 2008	Common stock	938,931	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Warrants exercised by cashless exercise of 966,547 warrants	Sec. 4(2)
Aug 5, 2008	Common stock	1,323,671	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Warrants exercised by cashless exercise of 1,360,440 warrants	Sec. 4(2)
Aug 13, 2008	Common stock	1,120,513	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Warrants exercised by cashless exercise of 1,150,000 warrants	Sec. 4(2)

Aug 15, 2008	Common stock	1,236,364	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Warrants exercised by cashless exercise of 1,275,000	Sec. 4(2)
Aug 25, 2008	Common stock	1,419,792	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Warrants exercised by cashless exercise of 1,450,000	Sec. 4(2)
Sep 2, 2008	Common stock	1,695,313	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Warrants exercised by cashless exercise of 1,750,000	Sec. 4(2)
Sep 22, 2008	Common stock	1,225,490	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Warrants exercised by cashless exercise of 1,250,000	Sec. 4(2)
Oct 5, 2008	Common Stock	1,848,649	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Warrants exercised by cashless exercise of 1,900,000	Sec. 4(2)
Oct 20, 2008	Common Stock	409,821	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Warrants exercised by cashless exercise of 425,000	Sec. 4(2)
Oct 29, 2008	Common Stock	837,549	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Warrants exercised by cashless exercise of 868,569	Sec. 4(2)
Nov 3, 2008	Common Stock	1,138,393	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Common stock issued upon conversion of debt	Sec. 4(2)
Nov 17, 2008	Common Stock	1,990,050	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Common stock issued upon conversion of debt	Sec. 4(2)
Dec 1, 2008	Common Stock	2,191,489	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Common stock issued upon conversion of debt	Sec. 4(2)
Dec 15, 2008	Common Stock	2,297,872	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Common stock issued upon conversion of debt	Sec. 4(2)

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

 (B)

Pursuant to the conversion feature in section 3 of the amended and restated convertible debenture note agreement the Company issued common stock to YA Global Investments, L.P. in exchange for principal payments of $107,700 on the outstanding principal of the debenture.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto referred to in Item 8, the “Cautionary Notice Regarding Forward-Looking Statements,” “Items 1. Description of Business,” and “Item 2. Description of Properties” in this Annual Report on Form 10-K.

Overview and Plan of Operations

We are an exploration and production company engaged in oil and gas exploration, drilling and development. We currently have oil and gas interests in Anderson County, Freestone County, Jones County and Leon County, Texas. Our strategy is to develop our current low risk, high probability prospects and to lease out deeper zones of our properties for royalty interests.  Due to our lack of adequate financial resources, we are seeking joint ventures or farm-outs to develop our properties.

Our financial position is critically dependent upon the following: (1) successful discovery and economical recovery of adequate hydrocarbons on our properties; (2) access to additional equity and/or other forms of funding; (3) finding a joint venture partner to farm-in and develop our properties and (4) obtaining a forbearance and deferral of interest and principal payments from the holders of our senior secured convertible notes and convertible debentures.  There can be no assurance that we will be successful in any of these matters.

Following the issuance of $32.4 million of Senior Secured Convertible Notes (the “Notes”) in July 2006, the Company completed the purchase of a 90% undivided interest in the oil and gas fee mineral rights covering 27,557 gross acres (22,682 net acres) in Anderson, Freestone and Jones counties, Texas (known as the “P.D.C. Ball Property”) from Roboco Energy, Inc. (“Roboco”) contemporaneously with the acquisition of Barnico Drilling Inc. (“Barnico”).  Of the 10% interest in the mineral rights not owned by the Company, 4% interest is owned by Roboco, a private company owned by Michael S. Studdard, George D. Barnes and Tom J. Temples. During 2008, George Barnes resigned as a director and officer of the Company and Tom Temples resigned as an officer. Michael Studdard also resigned as the Company’s President, but remained as a director. The remaining 6% interest is owned by Horseshoe Energy, Inc., a private company owned by David Steward (subsequently appointed our Chairman and CEO, and elected a director), and his family. The P.D.C Ball Property also bears overriding royalty interests totaling 5%, distributed as follows: 3% to Roboco and 2% to Barnes Drilling and Exploration, Inc. Prior to the purchase of the P.D.C Ball Property, none of these parties were affiliated with us and none of our officers or directors were affiliated with Roboco, Horseshoe Energy, Inc. or Barnes Drilling & Exploration, Inc. Approximately $22.7 million of the net cash proceeds of $31.5 million from the Notes were used in the P.D.C. Ball Property and Barnico acquisitions.

During late 2006 and first quarter of 2007, we drilled a total of six wells on our property. Two wells were dry holes and we found gas in four wells.  Two of the four successful wells were put into production during the second quarter until the production was suspended during the first quarter of 2008.  Remedial work was unsuccessful and these four proven wells remain shut-in until we have the means to dispose of the excess water produced during gas production, in an economical manner, such as converting one of the dry wells into a water disposal well.  Our feasibility study indicated it is not cost effective and may not be the best use of our limited capital on hand to construct a water disposal well at this time.

Our current production is derived from two wells, namely Shiloh #1 and #3 in Freestone County, acquired from an unrelated party. These wells have a combined gross production of approximately 800 MCF per day.

Due to a lack of capital, the Company deferred all its drilling activity for the latter part of 2007 and 2008. However, during this period, we were resolving title issues, continued to generate a number of low risk drilling locations and examined other zones in existing well bores for possible recompletion. We expect this will significantly reduce the lead time to commence drilling, when sufficient new capital becomes available. Above all, we have been actively seeking industry partners to lease from us the remaining undeveloped  parts of our properties. We have met and discussed this opportunity with a number of oil and gas companies and we are in advance level of discussions with two potential partners.

During the first half of 2007, two customers of Barnico accounted for 82% of the revenue for our drilling operation.  During the second half of 2007, the drilling revenue declined significantly because our largest customer ceased its drilling activity in the Barnico service area. Further, due to lack of capital, we were unable to utilize Barnico’s resources to drill our own properties.   As of December, 2007 all remaining employees of Barnico were laid-off.

In attempting to recoup some of our investment, we completed a sale during the second quarter of 2008 of all outstanding shares of Barnico for $3,500,000 to CamTex Energy, Inc, a corporation in which George Barnes, our former Vice President of Operation, is an officer. We received $50,000 on the closing of the sale and a promissory note in the amount of $3,450,000.  In August 2008, CamTex Energy, Inc. defaulted on the note by failing to make the agreed quarterly principal payment of $345,000 plus interest.

We repossessed the drilling rigs and related equipment and we have stored them in a secured storage location. We have been actively marketing them through various channels. If we are unable to find a buyer, they will be auctioned off during June 2009.  An independent appraisal of the equipment at the end of 2008 indicated a value of $2,328,211 which resulted in us recording an impairment charge of $761,819 during the current year.  We have presented the Barnico assets in our consolidated balance sheet as a long-term asset captioned “Assets held for sale-equipment”.

Mineral Lease and Joint Operating Agreement

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

Marathon began drilling its first deep well (M-1) of approximately 15,000 feet during the latter part of the third quarter of 2008.  Drilling of M-1 was completed during December 2008.  The well has not been perforated for production.  Accordingly, it could be dry or produce an amount of salt water that would make the well uneconomical to operate.  No reserve value is given to this well due to its current status.

This three-year lease with Marathon expires on November 1, 2009.  Marathon has requested an extension of the lease on the deep rights (below 8,500 feet) until April 2010, with a further option to extend the lease to October, 2010.  The shallow rights (above 8,500 feet) are expected to be re-assigned back to Wentworth under certain terms and conditions, so that we can re-lease to any party, including potential partners. Our potential partners are particularly interested in the shallow lease of this property as it provides the most complete seismic and production data and would facilitate identification of low risk and high probability drill sites.

On the remaining approximately 18,000 gross acres of P.D.C. Ball Property, we are continuing to seek significant industry partners to jointly develop the property.  Several companies have expressed an interest in participating in a similar arrangement as the Marathon lease described above.  Management has met with many interested parties over the past several months however we are currently not engaged in negotiation with any party beyond the same two potential partners, previously mentioned.

Freestone County, Texas Bracken Well 1 and 2

During January 2007, Bracken #1 was successfully drilled and commenced production in February 2007. We have a 100% working interest and a net revenue interest of 76.25% in this well.  Through December 2007, this well produced 93 MMCF of natural gas.  Production was shut down in January 2008 for remedial work due to an excessive amount of water produced and equipment problems. The excessive water associated with gas production persisted and we have shut-in this well until an economical method to dispose of the water is available. Bracken #2 was drilled during March 2007 and was a dry hole.

Freestone County, Texas Shiloh Well 1 and 3

The Shiloh 1 and 3 wells were existing wells and have produced natural gas since the 1970s. They are located on 640 acres within the P.D.C. Ball Property, from which we previously received only a 12.5% royalty.  During January 2007, we purchased a 50% working interest in both wells from an unrelated party for the sum of $200,000.  By this acquisition, we increased our net revenue interest to 38.75% and 38.50% in Shiloh 1 and 3, respectively and became the operator.  Total production from these wells during 2008 was 201 MMCF versus 57 MMCF during 2007. The increased production was mainly attributed to the successful remedial work done on Shiloh #3 during the second quarter of 2008.  After the remedial work, the Shiloh #3 well has a stabilized average daily flow rate of 800 MCF of gas on a 14/64th choke.  The flowing tubing pressure is 650 psig and the calculated Absolute Open Flow is 1.2 million cubic feet per day. Production from Shiloh #1 remained substantially unchanged at nominal volume of 6.9 MMCF from quarter to quarter and we do not have plans for further remedial work on it until funds are available.

Financing – Convertible Debentures and Senior Secured Convertible notes

We have not paid the quarterly interest payments on our senior secured convertible notes of approximately $1.23 million per quarter during each of the last three quarters.  Payments of interest were due to the holders of our senior secured convertible notes on October 1, 2008, January 1, 2009 and April 1, 2009.  We do not have sufficient funds to make these payments.  With respect to the senior secured convertible notes, we were granted a forbearance and deferral of interest payment until January 1, 2009.  Since January 1, 2009 the note holders have denied our request for a further waiver of default and deferral of the quarterly interest payments and, accordingly, we are in default on the notes.

An event of default under the convertible notes constitutes a default on our outstanding convertible debentures.  We also were unable to make the principal and interest payment on the convertible debentures which was due on January 11, 2009.  The senior secured convertible note holders and the convertible debenture holders have not taken any actions against the Company.  However, there is no assurance that they will not do so in the future.

Due to our inability to make the payments required on the convertible debenture and the senior secured convertible notes, we are in default on these agreements effective October 1, 2008.  Under the terms of the senior secured convertible notes, the interest rate escalated to 15% effective on the default date of October 1, 2008.  Interest on the convertible debentures continues to accrue interest at 10%.  The principal amount of both the senior secured convertible notes and the convertible debentures are reported as current liabilities in our financial statements due to the defaults.

Presently, we are focusing our efforts on concluding a leasing agreement with the potential partners. If the leasing agreement is completed, we expect drilling of new wells to commence shortly. In the mid- to long-term, our ability to meet our debt service obligations and turn around our financial situation will be dependent upon the results of drilling new wells by our potential partners.  Further, if we are successful in selling the Barnico assets, and subject to the note holders’ concurrence, we may be able to selectively participate in drilling of the new wells, which would enable us to earn working interest, in addition to royalty interest.   We are focusing our efforts in concluding a leasing agreement with the potential partners, which is dependent upon (1) our successful negotiation with Marathon to re-assign the shallow rights back to Wentworth (See above, Mineral Lease and Joint Operating Agreement); (2) note holders approval; (3) board approval and (4) satisfactory title opinion. However, there is no assurance that an agreement will be reached.

In the short term, management continues to reduce administrative overhead and operate within the revenue generated from the Shiloh #3 well and royalty interest from other wells.

Notwithstanding the above, management continues to explore other opportunities including joint ventures, mergers and sale of property.

Results of Operations

Year ended December 31, 2008 Compared to Year Ended December 31, 2007

Summarized Results of Operations

Dollars in thousands	2008	2007	$ change
Total Revenues	$ 1,113	$ 1,145	$ (32)
Total Other operating costs	9,017	5,443	3,574
Total General and administrative expenses	2,870	31,332	(28,462)
Loss from Operations	(10,774)	(35,630)	24,856
Other Income (Expense)	232	190	42
Total Interest and finance costs	(48,959)	(6,394)	(42,565)
Total Unrealized gain (loss) on derivative contracts	19,241	78,075	(58,834)
Total Other income (expenses)	(29,486)	71,871	(101,357)
Income (Loss) from Continuing Operations	(40,260)	36,241	(76,501)
Income (Loss) from discontinued operations	(15)	(4,191)	4,176
Net Income (Loss)	$ (40,275)	$ 32,050	$ (72,325)

Revenues

Revenue from oil and gas sales was $1.1 million in 2008 compared to $1.1 million in 2007.  The Brackens #1 and Studdard Steward 1-R wells were shut-in during 2008 due to saltwater accumulation.  The decrease in the production in these two wells was offset by increased production from the Shiloh #3.  We recompleted the Shiloh #3 in the Rodessa formation during the second quarter of 2008.

The Company has no significant gas imbalances.  Therefore, gas imbalances have no effect on the Company’s operations or liquidity.

Operating Expenses

Our operating costs totaled $11.9 million for 2008 compared to $36.8 million for 2007.  The $24.9 million decrease in expenses was primarily due to a $28.5 million decrease in general and administrative expenses as discussed below.  We recorded a $7.9 million impairment charge related to the company’s oil and gas properties for the year ended December 31, 2008 compared to an impairment charge of $4.3 million to the oil and gas properties for the year ended December 31, 2007.  During 2008 our lease operating expenses decreased by $0.4 million compared to 2007.  This change was due to workover expenses of $0.2 million incurred on the Shiloh #1 and Shiloh #3 wells during 2007 and the Brackens #1 and Studdard Steward 1-R wells being shut-in during 2008.   For the year ended December 31, 2007 we had $0.3 million of property evaluation costs and had no such costs for year ended December 31, 2008 due to a lack of cash flow.  The decrease in lease operating expenses and property evaluation costs was offset by an increase of $0.8 million in impairment charge related to drilling equipment that we repossessed in late 2008.

General and Administrative

Total general and administrative costs were $2.9 million for 2008 versus $31.3 million for 2007. In 2007, we incurred $25.3 million of non-cash stock-based compensation with respect of stock options vesting during the year to officers, directors and consultants. In 2008, we had no stock-based compensation expense since all remaining options were recorded in 2007.  Consulting fees and management and directors’ fees amounted to $0.6 million in 2008 and $1.9 million in 2007.  The $1.2 million decrease was due to directors resigning in 2008 and $0.8 million consulting fees incurred in 2007 on restructuring loans.  During 2008 the Company incurred legal fees of $0.4 million.  The decrease from $2.3 million in legal fees for 2007 is primarily attributable fees incurred for an aborted registration statement and several lawsuits in 2007.  In 2008, the Company paid audit and accounting fees of $1.0 million compared to $0.9 million for 2007. Other general and administrative costs include travel, insurance, and repairs and maintenance.

	2008	2007
Stock based compensation	$ -	$ 25,262,403
Management and advisory fees	590,870	1,092,334
Legal fees	414,525	2,310,984
Audit and accounting fees	1,013,392	861,230
Contract and consulting fees	62,846	836,376
Total	$ 2,081,633	$ 30,363,327

Finance and Interest Costs

Finance costs were $49.0 million in 2008, up from $6.4 million in 2007.  Due to our default on the senior secured convertible notes and the convertible debentures in 2008, we expensed all deferred financing costs and debt discount related to these instruments at the date of default

Unrealized Gain (Loss) on Derivative Contracts

For the year ended December 31, 2008 we had a non-cash unrealized gain on derivative contracts of $19.2 million compared to $78.1 million for the year ended December 31, 2007.  The change is due to the decrease in the stock value from $0.155 at December 31, 2007 to $0.01 at December 31, 2008.

Loss from Discontinued Operations

Barnico Drilling, Inc. was purchased by us during 2006 and represented our drilling segment.  Due to a decline in drilling activity and the absence of funds to drill our own wells we sold Barnico’s stock and discontinued our drilling operations in 2008.

Liquidity and Capital Resources

Summary of Cash Flows (in thousands)	For the year ended December 31, 2008	For the year ended December 31, 2007
Cash used in operating activities	$ (2,912)	$ (6,894)
Cash provided by (used in) investing activities	(147)	1,010
Cash provided by (used in) financing activities	(48)	5,080
Decrease in cash and cash equivalents	(3,107)	(804)
Cash and cash equivalents, beginning of period	3,641	4,445
Cash and cash equivalents, end of period	534	3,641

Overview

Our primary sources of liquidity during the year were $1.1 million of oil and gas revenues.  For 2007 we had $2.2 million of operating revenues, of which $1.0 million resulted from drilling operations and $1.2 million from oil and gas revenues.  In addition to operating revenues, the Company restructured its senior secured convertible notes.  The principal balance of the notes increased by $21.4 million of which $5.0 million was received in cash.

We have incurred significant losses from operations and are in default of our senior secured convertible notes and convertible debentures as of October 1, 2008.  These factors have raised substantial doubt about the Company’s ability to continue as a going concern. Our financial position is critically dependent upon the following: (1) successful discovery and economical recovery of adequate hydrocarbons on our properties; (2) access to additional equity and/or other forms of funding; (3) finding a joint venture partner to farm-in and develop our properties and (4) obtaining a forbearance and deferral of principal and interest payments from our senior secured convertible note holders and our convertible debenture holders. There can be no assurance that we will be successful in any of these matters.  As the Company has no debt or equity funding commitments, we will need to rely upon best efforts financings.  There can be no assurance that the Company will be successful in raising the required capital.  The failure to raise sufficient capital through future debt or equity financings or otherwise may cause the Company to curtail operations, sell assets, or result in the failure of our business.

During 2007 we successfully negotiated new terms with the holders of our senior secured convertible notes and convertible debentures and received additional loan proceeds of $5.0 million (see “Financing Activities” below).  Our primary uses of cash during 2007 were our general and administrative costs such as professional fees, investor relations and management fees and the cost of development of the Company’s mineral rights. In order to maintain our operations, our cash needs are approximately $0.4 million to $0.5 million monthly.  Capital expenditures are subject to available funds.

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

As shown in the accompanying consolidated financial statements, we incurred net loss of $40.3 million for 2008 and a net income of $32.0 million for 2007.  In addition, as of December 31, 2008 and 2007, we had unrestricted cash of $0.5 million and $3.6 million, respectively.  We had an accumulated deficit of $51.6 million as of December 31, 2007.  This deficiency increased to $91.9 million as of December 31,

2008. Approximately $49.0 million and $6.4 million of this deficiency related to finance and interests costs for the year ended December 31, 2008 and 2007 respectively.

Operating Activities

During 2008 and 2007, we used $2.9 million and $6.9 million respectively, of cash in our operating activities.  Our cash used in operating activities was primarily attributable to our property operations and general and administrative costs such as professional fees, investor relations and management fees. Barnico’s contract drilling operations ceased early in 2007.

Investing Activities

During 2008, investing activities used $0.1 million in cash.  In 2007, we generated $1.0 million of cash in our investing activities.  In 2008 and 2007 we used $0.2 million and $1.7 million, respectively, to purchase oil and gas properties and equipment.

Financing Activities

During 2008 we used approximately $50,000 to pay advances from related parties.  During 2007, we were provided $5.0 million from our financing activities.

Off-Balance Sheet Arrangements

As of December 31, 2008 and 2007, we had no off-balance sheet arrangements reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Material Commitments

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt obligations	$ 55,087,445	$ 55,087,445	$ -	$ -	$ -
Accrued interest payable related to long term debt obligations	4,653,349	4,653,349	-	-	-
Derivative contract liabilities related to long term debt obligations	1,326,025	1,326,025	-	-	-
Capital lease obligations	-	-	-	-	-
Operating lease obligations	-	-	-	-	-
Purchase obligations	-	-	-	-	-
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP	-	-	-	-	-
Total	$ 61,066,819	$ 61,066,819	$ -	$ -	$ -

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

We expense geological and geophysical costs and the costs of carrying and retaining undeveloped properties as incurred. Exploratory well costs are capitalized on the balance sheet pending further evaluation of whether economically recoverable reserves have been found. If economically recoverable reserves are not found, we expense exploratory well costs as dry holes. If exploratory wells encounter potentially economic quantities of oil and gas, the well costs remain capitalized on the balance sheet as long as sufficient progress assessing the reserves and the economic and operating viability of the project is being made.  We capitalize costs incurred to drill and equip development wells, including unsuccessful development wells.

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

We evaluate the carrying value of our long-lived assets under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If we determine that such assets are impaired, the impairment is recognized and measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We report assets to be disposed of at the lower of the carrying value or fair value, less costs to sell.

We perform a review for impairment of proved oil and gas properties on a field basis.  Undiscounted future net cash flows and fair value of a proved field are determined using the undiscounted and discounted future net revenue calculations, respectively, provided by an independent petroleum engineering firm.  Based on this analysis, we recorded impairment charges related to capitalized costs of oil and gas properties of $3.2 million and $4.3 million for the years ended December 31, 2008 and 2007, respectively

We have our unproved properties appraised by an independent appraiser.  The most recent appraisal indicated a value of $5.7 million for these properties at December 31, 2008.  Since this indicated value was in excess of the carrying amount of the unproved properties, we recorded an impairment charge of $4.6 million in 2008.

Derivative Instruments

In accordance with the interpretive guidance in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” we valued the conversion feature of the separate issuances of secured convertible debentures and warrants in January and July 2006 as derivative liabilities. We must make certain periodic assumptions and estimates to value the derivative liability. Factors affecting the amount of this liability include changes in our stock price and the computed volatility of our stock price. The change in value is reflected in our statements of operations as non-cash income or expense, and the changes in the carrying value of derivatives may have a material impact on our financial statements. For the years ended December 31, 2008 and December 31, 2007, we recorded non-cash income of $19.2 million and $78.1 million respectively upon revaluation of the instruments that are subject to this accounting treatment. The derivative liability associated with these instruments is reflected on our balance sheet as a short-term liability. This liability will remain until the secured convertible debentures are converted, exercised or repaid, and until the warrants are exercised, expire, or other events occur to cause the termination of the derivative accounting, the timing of which may be outside our control.

Our senior secured convertible notes and our convertible debentures contain embedded conversion features, pursuant to which all or part of the debt owed to the holder may be converted into shares of our common stock at an initial price of $0.65 per share, subject to certain adjustments, and the warrants we issued provide the holder with the right to purchase our common stock at prices ranging from $0.001 to $0.65 per share. As a result of the terms of our agreement to register the resale of the shares of our common stock issuable upon conversion or exercise of these instruments or warrants, we are required under applicable accounting rules to treat the conversion feature of the notes and debentures and the related warrants as liabilities, rather than as equity instruments. This classification as liabilities also requires that we account for them at fair value and include changes in fair value as a component of other income (expense) for so long as the warrants and the conversion feature of the notes and debentures remain classified as liabilities. Changes in fair value are based upon the market price of our common stock and are calculated using the Black-Scholes method of valuation. As a result, as the market price of our common stock increases, our other expense increases, and as the market price of our common stock decreases, our other income increases. This accounting treatment could result in wide swings of our other income (expense) and net income in the future.

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

Asset Retirement Obligations

We estimate the future costs of the retirement obligations of our producing oil and gas properties. Those abandonment costs, in some cases, will not be incurred until several years in the future. Such cost estimates could be subject to significant revisions in subsequent years due to changes in regulatory requirements and technological advances that are difficult to predict. As of December 31, 2008 and 2007, we estimate the net present value of these asset retirement costs to total $136,000 and $140,000 respectively.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data

The Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements are set forth beginning on page 57 of this Annual Report on Form 10-K and are incorporated herein.

The financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On September 9, 2008, Hein & Associates LLP, Certified Public Accountants of Dallas, Texas resigned as Wentworth Energy, Inc.’s principal independent accountants and Malone & Bailey, PC, Certified Public Accountants of Houston, Texas were appointed in their place.

The former principal accountants’ reports on the financial statements for the years ended December 31, 2006 and December 31, 2007 contained no adverse opinions, disclaimers of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that their report for each such year expressed substantial doubt about the Company’s ability to continue as a going concern.

The appointment of the new accountants was recommended by the Company’s audit committee and approved by its board of directors.

During the years ended December 31, 2006 and December 31, 2007 and the interim period preceding their resignation, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused them to make reference to the subject matter of the disagreements in connection with their reports.

During the years ended December 31, 2006 and 2007, and any subsequent period through September 9, 2008, the Company did not consult with Malone & Bailey P.C. regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements or (ii) any matter that was either the subject of disagreement or event identified in response to (a)(1)(iv) of Item 304 of Regulation S-K..

Item 9A.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures.  The Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of December 31, 2008 that, as a result of the material weaknesses described below, disclosure controls and procedures were ineffective in providing reasonable assurance that material information is made known to them by others within the Company.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”).  Management has assessed the effectiveness of internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness, as defined by SEC rules, is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in internal control over financial reporting that were identified are:

a)

We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements. We have limited experience in the areas of financial reporting and disclosure controls and procedures.  Also, we do not have an independent audit committee.  As a result, there is a lack of monitoring of the financial reporting process and there is a reasonable possibility that material misstatements of the consolidated financial statements, including disclosures, will not be prevented or detected on a timely basis; and

b)

Due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process.  The areas where we have a lack of segregation of duties include cash receipts and disbursements, approval of purchases and approval of accounts payable invoices for payment. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

As a result of the existence of these material weaknesses as of December 31, 2008, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC.

Changes to Internal Controls and Procedures over Financial Reporting

Our internal control over financial reporting has been modified during our most recent year by adding additional advisors to address deficiencies in the financial closing, review and analysis process, which has improved our internal control over financial reporting.  There have been no other changes to our internal controls for the year ended December 31, 2008.

Management’s Remediation Plans

We will look to increase our personnel resources and technical accounting expertise within the accounting function as funds become available.  Management believes that hiring additional knowledgeable personnel with technical accounting expertise will remedy the following material weakness: insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements.

Item 9B.  Other Information

There was no material information during the fourth quarter of 2008 not previously reported.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Management and Board of Directors

The following table sets forth the name, age and position of each of our directors and executive officers as of December 31, 2008:

Name	Age	Position(s) With the Company	Position Held Since	Director Since/During
David Steward	59	Chief Executive Officer, Chairman of the Board and Director	December 13, 2007	July 26, 2007
Francis K. Ling	52	Chief Financial Officer and Director	August 29, 2005	August 29, 2005
Michael S. Studdard	59	Director	August 21, 2006	August 21, 2006
Roger D. Williams	51	Director	April 15, 2006	April 15, 2006
Neil Lande	70	Director	June 15, 2006	June 15, 2006

Our directors are elected during annual stockholders’ meeting with terms ranging from one to three years. Officers will hold their positions at the pleasure of the board of directors. There is no arrangement or understanding between our directors and officers and any other person under which any director or officer was or is to be selected as a director or officer.

The following is a brief description of the business experience during the past five years of each of the above-named persons:

David Steward

Mr. Steward was appointed our Chief Executive Officer and Chairman of the Board of Directors in December 2007.  Mr. Steward has been a landman for almost four decades and is a member of the American Association of Professional Landmen and the Society of Exploration Geophysicists.  He is a 25% owner, director and Vice President of Horseshoe Energy, Inc., a private oil and gas company, is a partner in Steward Oil and Gas, LLC and Sierra Mineral & Royalty, and remains active in the family oil and gas business.  Mr. Steward also owns Steward Estates, which owns a commercial office building and is currently developing an 800-home subdivision near Conroe, Texas.  Mr. Steward received a BBA degree from Texas A&I University, which is a part of the Texas A&M University system.  Mr. Steward devotes 90% of his time to the company.

Francis K. Ling

Mr. Ling was appointed our Chief Financial Officer on August 29, 2005 and Secretary on August 28, 2007, and has been serving in those capacities ever since. From March 2000 until June 2006, he was Chief Financial Officer for Dixon Networks Corporation, a private contracting company with approximately 500 employees that specializes in the engineering and construction of fiber optic networks for large telecommunication companies primarily in British Columbia, Alberta, Washington and Oregon. Mr. Ling holds Bachelor of Science, Bachelor of Commerce, and Master of Business Administration degrees, along with a Fellowship in the Institute of the Canadian Bankers’ Association. Mr. Ling served as Chief Financial Officer of Redrock Energy, Inc. from May 2006 until November 30, 2006. Mr. Ling is chairman of our Audit Committee.

Michael S. Studdard

Michael Studdard was our President and director from August 2006 until November 2008.  He served continuously as a director since his appointment in August 2006.  Mr. Studdard is a member of the American Association of Professional Landmen and the Society of Exploration Geophysicists. From 1992 to July 2006, he was an independent landman and founded Michael S. Studdard & Associates, a small, private company specializing in seismic permitting and exploration ventures. Mr. Studdard founded Signature Geophysical, where he was responsible for hiring and supervising landmen, field crews, sales, and marketing. From 1989 to 1992, he was Regional Director of Sales for GFS Company, where he was responsible for coordinating and managing sales and marketing activities and developing relationships with oil and gas companies including Mobil, Texaco, Exxon and Chevron in addition to independent exploration companies. From 1986 to 1992, he was the National Sales Director with TGC Industries. From 1976 to 1986, he was co-owner of Ward Exploration, where he was Manager of Public Relations and sales responsible for personnel and budgets as well as manager of field crew operations. Prior thereto, Mr. Studdard served in various capacities with SPS Services, Inc.

Roger D. Williams

Mr. Williams has over 25 years of professional engineering and senior legal experience with major projects, including onshore and offshore Gulf of Mexico leases, the Trans-Alaska Pipeline System, gas fields in Indonesia and the Philippines, and power plants developed in tandem with upstream oil and gas projects. He also has extensive industry experience working for over nine years as a lead engineer for Exxon on several major upstream projects, including strategic planning, financial analysis and reservoir development studies. From January 2002 until September 2005, Mr. Williams served as managing partner of the Hong Kong office of the law firm of Troutman Sanders LLP, a firm with over 600 practicing attorneys. From September 2000 until December 2001 and from October 2005 until March 2006, Mr. Williams was a partner in Troutman Sanders LLP’s Washington, D.C. office. He has held various legal and petroleum industry positions both as a practicing attorney and professional engineer since 1979. Mr. Williams has degrees in petroleum and chemical engineering, and received his law degree from the University of Alabama in 1991. His legal career included practice with Skadden, Arps, Slate, Meagher & Flom LLP in Washington, D.C., Hong Kong and Singapore. In March 2006, he left the private practice of law and became CEO and a director of Redrock Energy, Inc.  Mr. Williams is also a Senior Vice President of Pure Power Asia Pte Ltd., a renewable energy company developing biofuels and bioenergy projects around the world using leading-edge technologies.  Mr. Williams currently resides in Singapore.

Neil Lande

Neil Lande was an investment banker and financial analyst for over 30 years. Working for firms such as Abraham & Company Investment Advisory in New York, Cowen & Company Financial Analysis, and Underwood Neuhaus & Co. Investment Banking, he has spent much of his career covering the oil services sector. Since 1990, Mr. Lande has been a partner in Houston-based Republic Capital Interests where he has built or bought and sold numerous businesses and 7,600,000 square feet of commercial buildings and shopping centers. As an investment banker, Mr. Lande worked on corporate turnarounds, public offerings, and the development of customized financing vehicles for contract drillers to finance the purchase of equipment with off-balance sheet financing. In an advisory capacity he has initiated numerous private placements, primarily for companies in the oil service industry. Mr. Lande has a BSBA degree from Babson College in Boston.  Mr. Lande resigned as a director of the Company on April 2, 2009.

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

Audit Committee and Audit Committee Financial Expert

We have an audit committee currently comprising only one director at the present time – Francis K. Ling. Our board of directors has determined that Mr. Ling, is a financial expert, as that term is defined under applicable securities regulations. Mr. Ling is our Chief Financial Officer and is, therefore, not “independent,” as that term is used in Item 7(d)(3)(iv) of Schedule 14 under the Securities Exchange Act of 1934. Although Mr. Ling is not “independent,” our board of directors determined that his presence on the committee is in the best interests of the Company due to his significant experience and knowledge regarding the subject within the Audit Committee’s oversight and the fact that he is the only director qualifying as an “audit committee financial expert.” Because of our limited resources and these exceptional circumstances, we view his presence on the Audit Committee as necessary and appropriate, despite the fact that the audit committee’s charged duties include oversight of Mr. Ling’s performance as our Chief Financial Officer. In order to mitigate the potential conflicts that arise from Mr. Ling’s service as a committee charged with his own oversight, Mr. Ling refers matters to the Board of Directors as appropriate.  We are currently seeking to appoint new independent directors to the Board as well as independent members for the audit committee and anticipate having this situation rectified during fiscal 2009.

Section 16(a) Beneficial Ownership Reporting Compliance

Since we are governed under Section 15(d) of the Exchange Act, we are not required to file reports of executive officers and directors and persons who own more than 10% of a registered class of our equity securities pursuant to Section 16(a) of the Exchange Act..

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

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to our Chief Executive Officer, to our most highly compensated executive officers who was serving as a executive officer at December 31, 2008, other than our Chief Executive Officer, and up to two additional individuals for whom disclosure would have been required but for the fact that the individuals were not serving as executive officers at December 31, 2008 (collectively, the “Named Executed Officers”).

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards [1] ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
David W. Steward, CEO	2008	-	-	-	-	-	-	120,000	120,000
	2007	-	-	-	-	-	-	21,250	21,250
Francis K. Ling, CFO	2008	-	-	-	-	-	-	149,270	149,270
	2007	-	-	-	765,640	-	-	132,000	897,640
Michael S. Studdard, former President	2008	-	-	-	-	-	-	90,000	90,000
	2007	-	-	-	7,691,910[1]	-	-	168,850	7,860,760
Tom J. Temples, former Vice President	2008	-	-	-	-	-	-	77,100	77,100
	2007	-	-	-	7,691,910[1]	-	-	168,850	7,860,760

1.  Pursuant to the stock option amendment on November 14, 2007, certain options had their unrecognized stock compensation accelerated into 2007 due to the removal of the service condition.

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

The material terms of each Named Executive Officer’s services agreement or arrangement is as follows:

David Steward

On November 1, 2007, we entered into a one-year management agreement with David Steward, who was appointed our Chief Executive Officer and Chairman of our Board of Directors on December 13, 2007. He has also been a member of the Board of Directors sine July 26, 2007.  This consulting agreement contains the following provisions: a monthly fee of $15,000 ($180,000 annually); the granting of stock options as approved by the Board of Directors; an annual bonus based on the Company’s financial results and other factors; and upon termination of the agreement by us, a severance payment which will consist of honoring any stock options granted.  During 2008 Mr. Steward agreed to defer half of his consulting fees for July 2008 through November 2008.

In addition, Mr. Steward’s agreement provided for the grant of stock options to purchase 1,000,000 shares of our common stock at $0.50 per share exercisable until November 1, 2008.  Mr. Steward did not exercise this option and therefore it has expired.

Francis K. Ling

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

On April 2, 2007, we granted options to Francis K. Ling to purchase 200,000 shares of our common stock at a price of $0.50 per share until April 2, 2010.  On November 14, 2007, the stock option was amended to modify the option expiration date until April 12, 2013.

On December 31, 2005, we granted options to Francis K. Ling to purchase 1,200,000 shares of our common stock at a price of $0.50 per share until February 28, 2008.  On November 14, 2007, the stock option was amended to modify the option expiration date until February 28, 2011.

Michael S. Studdard

On July 25, 2006, we entered into a three-year consulting agreement with Michael S. Studdard, who was appointed our President and a director on August 21, 2006. This consulting agreement contained the following provisions: a monthly fee of $11,800 ($141,600 annually) during the first year and $17,250 ($207,000 annually) in subsequent years. However, beginning in January 2008, Mr. Studdard agreed to reduce his consulting fee to $15,000 ($180,000 annually).  The consulting agreement also provided for the granting of stock options to purchase 2,000,000 shares of our common stock at $1.50 per share, which options vest at a rate of 166,667 shares per calendar quarter; and in the event of termination of the agreement by us without cause, severance fees equal to the monthly fees otherwise payable between the date of termination and July 25, 2009.  On November 14, 2007, the exercise price of the stock options was amended from $1.50 to $0.75.  During 2008 Mr. Studdard agreed to defer half of his consulting fees from July 2008 through November 2008. On November 7, 2008, Mr. Studdard retired as President of the Company and agreed to forego the severance fee provided for in his consulting agreement. In addition, the deferred consulting fees will continue to remain deferred until we have adequate net operating cash flow to pay it.

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

In addition, under the November 14, 2007 stock option amendment the termination provision whereby if the holder ceased to be a officer of the Company, the holder would be entitled to exercise the stock option for a period of 30 days after the date of such cessation, was removed.  The removal of this policy effectively removed the service condition and the stock options were deemed to have vested as of the date of the amendment.

Tom J. Temples

On July 25, 2006, we entered into a three-year consulting agreement with Tom J. Temples, who was appointed our Vice President of Exploration and Production on August 21, 2006. This consulting agreement contained the following provisions: a monthly fee of $11,800 ($141,600 annually) during the first year and $17,250 ($207,000 annually) in subsequent years; the grant of stock options to purchase 2,000,000 shares of our common stock at $1.50 per share, which options vest at a rate of 166,667 shares per calendar quarter; and in the event of termination of the agreement by us without cause, severance fees equal to the monthly fees otherwise payable between the date of termination and July 25, 2009.  On November 14, 2007, the exercise price of the stock options was amended from $1.50 to $0.75.  On April 1, 2008, Mr. Temples resigned as Vice President of Exploration and Production.

On July 4, 2006, we granted options to Tom J. Temples to purchase 350,000 shares of our common stock at a price of $1.50 per share until June 15, 2009. These options vest at 29,167 shares per calendar quarter commencing July 2006.  On November 14, 2007, the stock option was amended to reduce the exercise price from $1.50 to $0.75 and to modify the option expiration date until June 15, 2012.

In addition, under the November 14, 2007 stock option amendment the termination provision whereby if the holder ceased to be a officer of the Company, the holder would be entitled to exercise the stock option for a period of 30 days after the date of such cessation, was removed.  The removal of this policy effectively removed the service condition and the stock options were deemed to have vested as of the date of the amendment.

In order to secure the services provided under the contracts discussed above, the contracting parties required that the Company enter into independent contractor consulting arrangements with the individuals or entities providing those services, rather than hiring them as actual employees of the Company. As such, the Company neither withholds nor remits payroll taxes on behalf of any of our independent contractors or their employees.

Outstanding Equity Awards at Fiscal Year End

The following tables set forth information concerning unexercised options, stock that has not vested, and equity incentive awards outstanding as of December 31, 2008 for each of the Named Executive Officers.

Outstanding Equity Awards at Fiscal Year End Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Original Option Exercise Price ($)	Option Expiration Date
David Steward, CEO	-	-	-	-	-
Francis Ling, CFO	1,146,000 [1]	-	-	$0.50	February 28, 2011 [2]
Francis Ling, CFO	200,000	-	-	$0.50	April 2, 2013 [2]
Michael S. Studdard, former President	2,350,000 [3]	-	-	$0.75 [4]	June 15, 2012 [4]
Tom J. Temples, former Vice President	2,350,000 [3]	-	-	$0.75 [4]	June 15, 2012 [4]

1.

 The stock options granted to Francis Ling originally vested at a rate of 100,000 options per calendar quarter commencing December 31, 2005. Pursuant to the stock option amendment on November 14, 2007, these options were accelerated into 2007.

2.

On November 14, 2007, these stock option agreements were amended to extend the option expiration dates from February 28, 2008 to February 28, 2011 and from April 2, 2010 to April 2, 2013.

3.

The stock options granted to Michael S. Studdard and Tom J. Temples each originally vested at a rate of 195,834 options per calendar quarter commencing July 1, 2006. Pursuant to the stock option amendment on November 14, 2007, these options were accelerated into 2007.

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

On November 14, 2007, we amended the stock option agreements with certain of our Named Executive Officers to reduce the stock option exercise price and increase the option term.  In addition, certain of the stock option agreements were amended to remove a provision whereby if the holder ceased to be a director, officer, consultant or employee of the Company, the holder would be entitled to exercise the stock option for a period of only 30 days after the date of such cessation.  The removal of this termination policy effectively removed the service condition on certain options and accelerated their unrecognized compensation into 2007. We considered these changes necessary to provide an incentive for these key people in lieu of cash compensation.  A summary of the amendments to the stock option agreements of our Named Executive Officers is as follows:

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

Copies of each of the option agreements, and any amendments thereto, listed below are included in the exhibit list that is part of the 2007 Annual Report on Form 10-KSB/A – Amendment No. 2.

Compensation of Directors

The following table sets forth information concerning the compensation of our directors, excluding Named Executive Officers who are also directors, for the year ended December 31, 2008:

Directors Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
George D. Barnes	-	-	-	-	-	34,500 [1]	34,500 [1]
Neil Lande	25,000	-	-	-	-	-	25,000[2]
Roger D. Williams	25,000	-	-	-	-	-	25,000[3]

1.

Mr. Barnes resigned as Vice President of Operations and director in May 2008. He received no compensation in respect of his services as a director in 2008; however, he received fees totaling $34,500 in respect of his service in 2008 as our Vice President of Operations.

2.

Mr. Lande and Mr. Williams each received $6,250 in directors’ fees for each quarter of service during 2008. Payment for this fee has been deferred until the Company can adequately re-establish its financial position to meet normal monthly expenses.

On November 14, 2007, we amended the stock option agreements with certain of our directors and officers, excluding Named Executive Officers who are also directors, to reduce the stock option exercise price and increase the option term. In addition, certain of the stock option agreements were amended to remove a provision whereby if the holder ceased to be a director, officer, consultant or employee of the Company, the holder would be entitled to exercise the stock option for a period of only 30 days after the date of such cessation.  The removal of this termination policy effectively removed the service condition on certain options and accelerated their unrecognized compensation into 2007. We considered these changes necessary to provide an incentive for these directors and officers in lieu of cash compensation.  A summary of the amendments to the stock option agreements of our directors and officers is as follows:

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

In addition, certain of the stock option agreements were amended to remove a provision whereby if the holder ceased to be a director, officer, consultant or employee of the Company, the Holder would be entitled to exercise the stock option for a period of only 30 days after the date of such cessation.  The removal of this termination policy effectively removed the service condition on certain options and accelerated their unrecognized compensation into 2007.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2008 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	1,300,000	$0.75	1,078,249
Equity compensation plans not approved by security holders	13,496,000	$0.64	n/a
Total	14,796,000	$0.65	1,078,249

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

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes a voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of Common Stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days of the date of this Annual Report on Form 10-K, are deemed beneficially owned and outstanding from computing the percentage of the person holding such securities, but are not considered outstanding for computing the percentage of any other person, except with respect to group totals.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	% of Class
5% Beneficial Owners [1]
John Punzo 16149 Morgan Creek Crescent, South Surrey, BC, Canada	Common	3,576,200 [2]	5.1%
Tom J. Temples 415 Hollenbeck Road, Irmo, SC	Common	3,850,000 [3]	5.5%
George D. Barnes 1006 Anderson County Road 2212, Palestine, TX	Common	3,850,000 [4]	5.5%
Directors
Roger D. Williams 511 Center Avenue, Dickson, TN	Common	351,200 [5]	0.5%
Michael S. Studdard 5110 Anderson County Road 2206, Palestine, TX	Common	3,850,000 [6]	5.5%
Named Executive Officers
David W. Steward 420 E. Reunion, Fairfield, TX	Common	767,300 [7]	1.1%
Francis K. Ling Suite 98, 2603 – 162nd Street, Surrey, BC, Canada	Common	1,407,500 [8]	2.0%
All Directors and Executive Officers as a Group	Common	6,376,000 [9]	8.9%

1.

The terms of our senior secured convertible notes and related warrants restrict the noteholder from converting or exercising the senior secured convertible notes or related warrants if the senior secured convertible noteholder (and its affiliates) would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such conversion or exercise. The terms of our convertible debentures and related warrants restrict the debentureholder from (a) converting the convertible notes if the convertible debentureholder (and its affiliates) would beneficially own in excess of 4.9% of the number of shares of common stock outstanding immediately after giving effect to such conversion and (b) exercising the related warrants if the convertible debentureholder (and its affiliates) would beneficially own in excess of 4.9% of the number of shares of common stock outstanding immediately after giving effect to such exercise. Due to the ownership restriction in the senior secured convertible notes, convertible debentures and warrants, we did not list any of the holders of the notes, debentures or warrants from the January 2006, July 2006 or October 2007 private placement as 5% or greater beneficial owners in this table

2.

Represents 68,200 shares of common stock owned of record by Mr. Punzo, 528,000 shares of common stock owned of record by John Punzo and Maria Punzo, and 2,980,000 shares of common stock issuable upon exercise of options exercisable within 60 days held by Mr. Punzo.

3.

Represents 1,500,000 shares of common stock owned by Roboco Energy, Inc. of which Mr. Temples owns 1/3 of the issued and outstanding shares and 2,350,000 shares of common stock issuable upon exercise of options exercisable within 60 days held by Mr. Temples.

4.

Represents 1,500,000 shares of common stock owned by Roboco Energy, Inc. of which Mr. Barnes owns 1/3 of the issued and outstanding shares, and 2,350,000 shares of common stock issuable upon exercise of options exercisable within 60 days held by Mr. Barnes.

5.

Represents 101,200 shares of common stock owned of record by Mr. Williams and 250,000 shares of common stock issuable upon exercise of options exercisable within 60 days held by Mr. Williams.

6.

Represents 1,500,000 shares of common stock owned by Roboco Energy, Inc. of which Mr. Studdard owns 1/3 of the issued and outstanding shares and 2,350,000 shares of common stock issuable upon exercise of options exercisable within 60 days held by Mr. Studdard.

7.

Represents 267,300 shares of common stock owned of David W. Steward and Pam Steward, as joint tenants and 500,000 shares of common stock issuable upon exercise of options exercisable within 60 days held by Mr. Steward.

8.

Represents 61,500 shares of common stock owned of record by Mr. Ling and 1,346,000 shares of common stock issuable upon exercise of options exercisable within 60 days held by Mr. Ling.

9.

This total counts the 1,500,000 shares of common stock owned by Roboco Energy, Inc. (and included in the share counts for its three shareholders) only once.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Except for transactions set forth under the heading “Executive Compensation”, there have been no transactions or proposed transactions since the beginning of our last fiscal year requiring disclosure pursuant to Item 404 of Regulation S-K.

Director Independence

We have determined that the following individuals who served as our directors during any part of the last completed fiscal year are independent, as that term is defined in Item 407 to Regulation S-B:

Name	Committee Membership
Neil Lande [1]	None
Roger D. Williams	None

We have determined that the following individuals who served as our directors during any part of the last completed fiscal year are not independent, as that term is defined in Item 407 to Regulation S-B:

Name	Committee Membership
David Steward	None
Michael S. Studdard	None
Francis K. Ling	Audit Committee
George D. Barnes [2]	None

1 Resigned during April 2009

2 Resigned during May 2008

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

Our Chairman and Chief Executive Officer, David W. Steward, is a director and Vice President of Horseshoe Energy, Inc.  David Steward owns a 3% undivided interest in the P.D.C. Ball mineral property.  Mr. Steward is also a partner along with his wife and son’s of Sierra Minerals & Royalty, which holds the producing royalty interest on the P.D.C. ball mineral property.  In addition, he is a partner in Steward Oil and Gas, LLC which owns interests in oil and gas properties, or provides services to companies who own interests in oil and has properties throughout Texas.

Our former President, Michael S. Studdard, is an officer, director or owner of the following companies who own interests in oil and gas properties, or provide services to companies who own interests in oil and gas properties, in East Texas: Mike Studdard & Associates, PMS Leasing, Bayou Interests, Roboco Energy, Inc., Rock Bottom Oil Company, GP, LLC, and South Buffalo Partners.

Mr. Steward and  Mr. Studdard have agreed to not accept any work, enter into a contract or accept any obligation that is inconsistent or incompatible with their positions with us, but their fiduciary obligations to these companies may, from time to time, conflict with their obligations to us. The determination of whether a contract or obligation is inconsistent or incompatible with the positions of these individuals with the Company will be within the control of each individual and if any of these individuals have conflicting fiduciary duties to us and to any other entity, we have no assurance that the Company will be given a priority over any other entity in resolving a conflict in fiduciary duties.

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

Item 14.  Principal Accountant Fees and Services

Audit Fees

The fees to Malone & Bailey PC for the audit of our annual statements and review of the quarterly reports for the fiscal year ended December 31, 2008 are estimated at $96,000. The fees for the audit of the annual statements for the fiscal year ended December 31, 2007 totaled $208,474 and the audit was performed by Hein & Associates LLP. Other fees to Hein & Associates LLP, totaled $64,000.

PART IV

Item 15.  Exhibits

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

Exhibit 10.7

Stock Purchase Agreement dated April 30, 2008 by and between Wentworth Energy, Inc. and CamTex Energy, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 16, 2008)

Exhibit 10.8

Release and Termination Agreement by and between Wentworth Energy, Inc., Barnico Drilling, Inc. and Castlerigg Master Investments Ltd. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated May 16, 2008)

Exhibit 10.9	Termination of Consulting Agreement by and between George Barnes and Wentworth Energy, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated May 16, 2008)
Exhibit 10.10	Form of Amendment to Notes and Warrants by and between Wentworth Energy, Inc and certain investors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 20, 2008)
Exhibit 10.11	Waiver under Amended and Restated Registration Rights Agreement effective as of June 30, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 15, 2008)
Exhibit 10.12

Waiver and Deferral of October 1, 2008 Quarterly Interest Payment effective as of September 30, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated November 4, 2008)

Exhibit 10.13

Retirement Letter dated November 5, 2008 in respect of the termination of the Consulting Agreement dated July 25, 2006, between Wentworth Energy, Inc. and Michael S. Studdard (incorporated by reference to Exhibit 10.1 to the Current Report and Form 8-K dated November 7, 2008.)

Exhibit 10.14

Consulting Agreement Extension dated March 25, 2009 in respect of the consulting agreement dated November 16, 2007 and Stock Option Agreement dated March 25, 2009 (incorporated by reference to Exhibits 10.1 and 10.2 to the Current Report on Form 8-K dated March 27, 2009.)

Exhibit 31.1 *	Rule 13a-14a/15d-14(a) Certification by Chief Executive Officer
Exhibit 31.2 *	Rule 13a-14a/15d-14(a) Certification by Chief Financial Officer
Exhibit 32.1 *	Section 1350 Certification by Chief Executive Officer
Exhibit 32.2 *	Section 1350 Certification by Chief Financial Officer
Exhibit 99.1	Press Release dated October 31, 2007 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated November 6, 2007 (File No. 000-32593))

*

Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 18, 2009	WENTWORTH ENERGY, INC. (Registrant)

/s/ DAVID STEWARD David Steward Chief Executive Officer (Principal Executive Officer)

/s/ FRANCIS K. LING Francis K. Ling Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DAVID STEWARD David Steward	Chief Executive Officer, Chairman of the Board and Director	May 18, 2009

/s/ FRANCIS K. LING Francis K. Ling	Chief Financial Officer and Director	May 18, 2009

/s/ MICHAEL S. STUDDARD Michael S. Studdard	Director	May 18, 2009

/s/ _ Roger D. Williams	Director	May 18, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Wentworth Energy, Inc.

Palestine, Texas

We have audited the accompanying consolidated balance sheet of Wentworth Energy, Inc. as of December 31, 2008 and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wentworth Energy, Inc. as of December 31, 2008 and the results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company suffered losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Bailey, PC

www.malone-bailey.com

Houston, Texas

May 18, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Wentworth Energy, Inc.

Palestine, Texas

We have audited the accompanying consolidated balance sheet of Wentworth Energy, Inc. as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2007 and 2006.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wentworth Energy, Inc. at December 31, 2007 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred significant recurring losses and has a working capital deficiency. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were  not engaged to examine management’s assertion about the effectiveness of Wentworth Energy, Inc.’s internal control over financial reporting as of December 31, 2007 included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

s/ HEIN & ASSOCIATES LLP
Dallas, Texas
April 11, 2008, except for Note 18 which is dated May 14, 2009

Wentworth Energy, Inc.
Consolidated Balance Sheets
	December 31
	2008	2007
Assets
Current
Cash	$ 533,692	$ 3,641,313
Accounts receivable	216,689	160,471
Notes receivable, related party	-	200,000
Federal income tax receivable	-	74,043
Prepaid expenses	36,468	131,831
Total Current Assets	786,849	4,207,658

Long Term
Restricted cash	82,590	77,124
Oil and gas properties (successful efforts):
Royalty interest, net	224,425	267,463
Proved oil and gas properties, net	13,930,393	17,146,829
Unproved oil and gas properties, net	5,672,784	10,303,076
Other property and equipment, net	122,626	161,048
Assets held for sale - equipment	2,328,211	3,090,030
Deferred financing costs, net	-	7,645,986
Total Assets	$ 23,147,878	$ 42,899,214

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.
Consolidated Balance Sheets (Continued)
	December 31
	2008	2007
Liabilities
Current
Accounts payable and accrued liabilities	$ 379,235	$ 675,941
Accrued interest payable	4,653,349	718,012
Deposits	90,000	-
Due to related parties	-	47,692
Deferred gain	-	200,000
Derivative contract liabilities	1,326,025	21,439,645
Convertible debentures payable	1,310,873	-
Senior secured convertible notes payable	53,776,572	-
Total Current Liabilities	61,536,054	23,081,290
Long Term
Asset retirement obligation	136,174	140,115
Convertible debentures payable, net of unamortized discount of $ 0 and $870,398, respectively	-	548,175
Senior secured convertible notes payable, net of unamortized discount of $ 0 and $35,277,552, respectively	-	18,499,020
Total Liabilities	61,672,228	42,268,600

Commitments and contingencies (Note 16)

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value
2,000,000 shares authorized
Nil shares issued and outstanding	-	-
Common stock, $0.001 par value
300,000,000 shares authorized 50,845,816 and
26,249,764 issued and outstanding at December 31,
2008 and 2007, respectively	50,845	26,249
Additional paid in capital	53,280,116	52,184,576
Accumulated Deficit	(91,855,311)	(51,580,211)
Total Stockholders’ Equity (Deficit)	(38,524,350)	630,614
Total Liabilities and Stockholders’ Equity (Deficit)	$ 23,147,878	$ 42,899,214

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc,
Consolidated Statements of Operations
	Years Ended December 31
	2008	2007
Revenue
Oil and gas revenue	$ 1,112,800	$ 1,144,769
Total revenue	1,112,800	1,144,769
Operating Expenses
Lease operating expenses	154,704	546,722
Depreciation and depletion	229,149	287,741
Property evaluation costs	-	296,034
Impairment of oil and gas properties	7,871,469	4,312,979
Impairment of equipment	761,819	-
General and administrative	2,870,142	31,331,916
Total operating expenses	11,887,283	36,775,392
Loss from operations	(10,774,483)	(35,630,623)

Other Income (Expense)
Investment income	26,598	161,427
Interest and finance costs	(48,959,452)	(6,394,342)
Other income	296,144	28,673
Loss on settlement of lawsuit	(140,000)	-
Gain on sale of subsidiary stock	50,000	-
Unrealized gain on derivative contracts	19,241,184	78,075,500
Total other income (expense)	(29,485,526)	71,871,258
Income (loss) from continuing operations	(40,260,009)	36,240,635
Loss from discontinued operations	(15,091)	(4,191,015)
Income tax benefit (expense)	-	-
Net Income (Loss)	$ (40,275,100)	$ 32,049,620

Net income (loss) per share – Basic
Continuing operations	$ (1.20)	$ 1.48
Discontinued operations	$ 0.00	$ (0.17)
Net income (loss)	$ (1.20)	$ 1.31

Net income (loss) per share (Note 4) – Diluted
Continuing operations	$ (1.20)	$ (0.20)
Discontinued operations	$ 0.00	$ (0.02)
Net income (loss)	$ (1.20)	$ (0.22)

Weighted average shares outstanding
Basic	33,615,516	24,407,272
Diluted	33,615,516	176,739,040

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
From December 31, 2006 to December 31, 2008
	Number of Shares	Par Value	Additional Paid in Capital	Deficit Accumulated	Total
Balance, December 31, 2006	23,782,498	$ 23,782	$ 26,605,238	$(83,629,831)	$ (57,000,811)
Stock based compensation	-	-	25,262,346	-	25,262,346
Issuance of common stock upon exercise of options	220,000	220	79,780	-	80,000
Issuance of common stock upon exercise of warrants	1,951,266	1,951	-	-	1,951
Issuance of common stock for payable settlement	260,000	260	41,340	-	41,600
Options issued for settlement	-	-	159,188	-	159,188
Issuance of common stock to purchase Wentworth Oil & Gas Inc	36,000	36	36,684	-	36,720
Net income for the period	-	-	-	32,049,620	32,049,620
Balance, December 31, 2007	26,249,764	26,249	52,184,576	(51,580,211)	630,614

Issuance of common stock upon exercise of options	16,178,248	16,178	(16,178)	-	-
Elimination of derivative liability related to exercised warrants	-	-	872,436	-	872,436
Issuance of common stock for settlement of lawsuit	800,000	800	139,200	-	140,000
Issuance of common stock upon conversion of debt	7,617,804	7,618	100,082	-	107,700
Net loss for the period	-	-	-	(40,275,100)	(40,275,100

Balance, December 31, 2008	50,845,816	$ 50,845	$ 53,280,116	$(91,855,311)	$ (38,524,350)

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.
Consolidated Statements of Cash Flows
	Years Ended December 31
	2008	2007
Cash Flows from Operating Activities
Net income	$ (40,275,100)	$ 32,049,620
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and depletion	229,149	728,657
Amortization of discount on convertible debentures	870,466	642,625
Amortization of discount on senior secured notes	35,277,484	834,522
Amortization of deferred financing costs	7,645,986	2,185,215
Interest on convertible debentures/notes payable	-	718,012
Accretion of asset retirement obligation	12,820	6,024
Stock-based compensation	-	25,262,346
Gain on derivative contracts	(19,241,184)	(78,075,500)
Loss on sale of equipment	2,686	20,520
Gain on sale of subsidiary stock	(50,000)	-
Impairment of oil and gas properties	7,871,469	4,312,990
Impairment of equipment	761,819	2,670,525
I Stock issued for settlement of lawsuit and other	140,000	202,739
Change in operating assets and liabilities:
Accounts receivable	17,825	563,387
Note receivable	-	100,000
Prepaid expenses	95,363	(39,463)
Accounts payable and accrued liabilities	(296,709)	986,511
Accrued interest payable	3,935,337	-
Deposit on lease option	90,000	-
Deferred revenue	-	(100,000)
Due to related parties	-	36,720
Net cash (used in) operating activities	(2,912,589)	(6,894,550)

Cash Flows from Investing Activities
Additions to oil and gas properties	(203,753)	-
Purchase of other property and equipment	(4,761)	(1,431,310)
Proceeds from sale of property and equipment	16,640	(282,641)
Proceeds from sale of subsidiary stock	50,000	-
Change in restricted cash, net	(5,466)	2,676,019
Proceeds from sale of oil and gas property interest	-	100,000
Purchase of certificates of deposit - restricted	-	(51,694)
Net cash provided by (used in) investing activities	(147,340)	1,010,374

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.
Consolidated Statements of Cash Flows (Continued)
	Years Ended December 31
	2008	2007
Cash Flows from Financing Activities
Payments on advances from related parties	(47,692)	-
Common stock issued for cash, including exercise of options	-	80,000
Proceeds from senior secured convertible notes and convertible debentures payable, net of related costs	-	5,000,000
Net cash provided by (used in) financing activities	(47,692)	5,080,000

Net decrease in cash	(3,107,621)	(804,176)

Cash at beginning of period	3,641,313	4,445,489

Cash at end of period	$ 533,692	$ 3,641,313

Supplemental cash flow information
Interest paid	$ 1,230,139	$ 705,693
Income taxes paid	$ -	$ -

Supplemental non-cash information (Note 13)

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.
Notes to the Consolidated Financial Statements

1.  Nature of Operations

Wentworth Energy, Inc. (“Wentworth” or the “Company”) is an exploration and production company engaged in oil and gas exploration and production primarily in the East Texas area.  The Company’s strategy is to lease all of its property in exchange for royalty interest and working interest participation in shallow zones.

During 2007, the Company operated in two segments, oil and natural gas exploration and exploitation and oil and gas drilling.  The drilling operations were run by the Company’s wholly-owned subsidiary, Barnico Drilling, Inc. (“Barnico”).  During the second half of 2007, the drilling revenue declined significantly and Barnico was sold in early 2008.  See Note 18 for additional information regarding the sale of Barnico Drilling, Inc. and discontinued operations.

2.  Significant Accounting Policies

a)  Consolidation

These consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries, Wentworth Oil & Gas, Inc. and Barnico Drilling, Inc. Wentworth Oil & Gas, Inc. was dissolved in October 2007. Barnico Drilling, Inc. was sold in 2008. All significant inter-company transactions have been eliminated in consolidation.

b)  Oil and gas activities

The Company follows the successful efforts method under which lease acquisition costs and intangible drilling and development costs on successful wells, development dry holes and asset retirement costs are capitalized. Costs of drilling exploratory wells are initially capitalized, but charged to expense if and when a well is determined to be unsuccessful.

Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred. Exploratory well costs are capitalized on the balance sheet pending further evaluation of whether economically recoverable reserves have been found. If economically recoverable reserves are not found, exploratory well costs are expensed as dry holes. If exploratory wells encounter potentially economic quantities of oil and gas, the well costs remain capitalized on the balance sheet as long as sufficient progress assessing the reserves and the economic and operating viability of the project is being made.  Costs incurred to drill and equip development wells, including unsuccessful development wells, are capitalized.

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

The Company performs a review for impairment of proved oil and gas properties on a field basis.  Undiscounted future net cash flows and fair value of a proved field are determined using the undiscounted and discounted future net revenue calculations, respectively, provided by an independent petroleum engineering firm.  Based on this analysis, the Company recorded impairment charges related to capitalized costs of oil and gas properties of $3.2 million and $4.3 million for the years ended December 31, 2008 and 2007, respectively.

The Company’s unproved properties were appraised by an independent appraiser as of December 31, 2008.  The appraisal indicated a value of $5.7 million.  This indicated value was in excess of the carrying amount of the unproved properties and resulted in an impairment charge of $4.6 million in 2008.

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

All of the Company’s working interests (divided and undivided) are reported in the Company’s consolidated financial statements with proportionate share of the Company’s revenue and expenses in each major revenue and expense caption on the consolidated statement of operations and proportionate share of assets and liabilities separately in each major asset and liability caption on the consolidated balance sheets.

c)  Cash and cash equivalents

For the purpose of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

d)  Accounts receivable

As of December 31, 2008 and 2007 the Company’s accounts receivable primarily consisted of oil and natural gas proceeds receivable. The Company requires no collateral for such receivables, nor does it charge interest on past due balances. Management periodically reviews accounts receivable for collectability and reduces the carrying amount of the accounts receivable by an allowance. No such allowance was necessary at December 31, 2008 or December 31, 2007.

e)  Revenue recognition

Revenues associated with sales of crude oil, natural gas, natural gas liquids and petroleum products, and other items are recognized using the sales method, which is when title and risk of ownership passes to the purchaser and physical delivery of goods occurs, either immediately or within a fixed delivery schedule that is reasonable and customary in the industry.

Revenues from the production of natural gas and crude oil properties, in which we have an interest with other producers, are recognized based on the actual volumes we sold during the period. Any differences between volumes sold and entitlement volumes, based on our net working interest, which are deemed to be non-recoverable through remaining production, are recognized as accounts receivable or accounts payable, as appropriate. Cumulative differences between volumes sold and entitlement volumes are generally not significant.

f)  Major customers and concentration of credit risk

The Company had gas sales to one customer which accounted for approximately 71% of the total sales for the year ended December 31, 2008.  Gas sales in 2008 accounted for 90% of the Company’s total sales.

The Company maintains its deposits primarily in one financial institution, which at times may exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”) of $250,000 for 2008 and $100,000 for 2007.  At December 31, 2008 and 2007, the Company had approximately $351,000 and $568,000 of uninsured deposits, respectively. The Company has a sweep account in which the balance is invested daily in high-interest earning Eurodollar deposit accounts.  The balance for the sweep account was approximately $66,000 and $3.3 million at December 31, 2008 and 2007, respectively.  The Eurodollar deposits are not insured by the FDIC.  The Company has not experienced any losses with respect to uninsured balances.

g)  Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful lives of assets, which range from five to twenty years. Gains and losses on sales and retirements of property and equipment are reflected in income.  Depreciation expense was $23,858 and $456,396 for the years ended December 31, 2008 and 2007, respectively.

h)  Deferred financing costs

Financing costs with respect to the 10% convertible debentures totaling $0.3 million were recorded January 12, 2006, and were being expensed using the effective interest method over the remaining months until maturity of the debentures on January 11, 2009. The Company also recorded a discount for the convertible debentures, as described in Note 9.  Due to the default on the debentures, as also described in Note 9, the remaining unamortized finance costs and discount were charged to expense at the date of the default.  Amortization expense for the years ended December 31, 2008 and 2007 was $ 870,000 and $134,000, respectively.

Financing costs with respect to the 9.15% senior secured convertible notes totaling $11.2 million were originally recorded July 25, 2006, and were being expensed using the effective interest method over the remaining months until maturity of the notes. The maturity date of the convertible notes was extended from July 2009 until October 2010 as a result of the debt restructuring described in Note 9. The Company also recorded a discount for the senior secured convertible notes as described in Note 9.  Due to the default on the notes, as also described in Note 9, the remaining unamortized finance costs and discount were charged to expense.  Amortization expense for the years ended December 31, 2008 and 2007 was $ 35.3 million and $1.1 million, respectively.

i)  Use of estimates

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

j)  Stock based compensation

The Company adopted SFAS No. 123 (R), “Share-Based Payments,” upon inception on July 21, 2004 and accordingly, the cost of employee services received in exchange for equity instruments is measured at fair value at the grant date. Equity instruments issued to non-employees are also accounted for under the provisions of SFAS No. 123 (R) and Emerging Issues Task Force (“EITF”) 96-18. During the year ended December 31, 2008 the Company recognized no stock-based compensation expense.  During the year ended December 31, 2007, the Company recognized aggregate compensation expense of $25.3 million related to outstanding common stock options.

k)   Income taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

In July 2006, the FASB issued Financial Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB 109 (FIN 48). FIN 48 created a single model to address accounting for the uncertainty in income tax positions and prescribes a minimum recognition threshold a tax position must meet before recognition in the financial statements.

The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is a recognition process to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more likely than not recognition threshold, it is presumed that the position will be examined by the appropriate taxing authority with full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more likely than not recognition threshold is calculated to determine the amount of benefit/expense to recognize in the financial statements. The tax position is measured at the largest amount of benefit/expense that is more likely than not of being realized upon ultimate settlement.

The Company adopted the provisions of FIN 48 effective January 1, 2007 which did not have a material impact on the Company’s operating results, financial position or cash flows. The Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

l)  Asset retirement obligations

The Company records a liability for legal obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred in accordance with SFAS No. 143 “Accounting for Asset Retirement Obligations.” Under this method, when liabilities for dismantlement and abandonment costs (ARO) are initially recorded, the carrying amount of the related oil and natural gas properties are increased. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted over the useful life of the related asset. Revisions to such estimates are recorded as adjustments to the ARO, capitalized asset retirement costs and charges to operations during the periods in which they become known. At the time the abandonment cost is incurred, the Company is required to recognize a gain or loss if the actual costs do not equal the estimated costs included in ARO.

m)  Financial instruments

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

n) Embedded derivatives

The Company evaluates embedded derivatives in accordance with SFAS 133 and EITF 00-19 to determine whether the embedded feature should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If an embedded conversion feature does not require derivative treatment under SFAS 133 and EITF 00-19, the instrument is evaluated under EITF 98-5 and EITF 00-27 for consideration of any beneficial conversion feature.

The valuation of our embedded derivatives and warrant derivatives are determined primarily by the Black-Scholes option pricing model. To determine the fair value of our embedded derivatives, management evaluates assumptions regarding the probability of certain future events. Other factors used to determine fair value include our period end stock price, historical stock volatility, risk free interest rate and derivative term. The fair value recorded for the derivative liability varies from period to period. This variability may result in the actual derivative liability for a period either above or below the estimates recorded on our consolidated financial statements, resulting in significant fluctuations in other income (expense) because of the corresponding non-cash gain or loss recorded.

o)  Recent accounting pronouncements

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include changes to the pricing used to estimate reserves utilizing a 12-month average price rather than a single day spot price which eliminates the ability to utilize subsequent prices to the end of a reporting period when the full cost ceiling was exceeded and subsequent pricing exceeds pricing at the end of a reporting period, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact that the adoption will have on the Company’s disclosures, operating results, financial position and cash flows.

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP

APB 14-1”). FSP APB 14-1 states that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14 and that issuers of such instruments should account separately for the liability and equity components of the instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied retrospectively to all periods presented. The effect of adopting of this statement is not expected to have a material effect on the Company’s financial statements.

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. EITF 07-5 is effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited. The effect of adopting EITF 07-5 is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS 162”), which identifies a consistent framework for selecting accounting principles to be used in preparing financial statements for nongovernmental entities that are presented in conformity with United States generally accepted accounting principles (GAAP). The current GAAP hierarchy was criticized due to its complexity, ranking position of FASB Statements of Financial Accounting Concepts and the fact that it is directed at auditors rather than entities. SFAS 162 became effective November 15, 2008.  The FASB does not expect that SFAS 162 will result in a change in current practice, and the Company does not believe that SFAS 162 will have an impact on operating results, financial position or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in Generally Accepted Accounting Principles (“GAAP”), and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 was effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and is effective for nonfinancial assets and liabilities in fiscal years beginning after November 15, 2008.  The effect of adopting SFAS No. 157 is not expected to have a significant effect on the Company’s reported financial position or earnings.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115, which is effective for fiscal years beginning after November 15, 2007.  It permits entities to choose to measure many financial instruments and certain other items at fair value (the “Fair Value Option”). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings.  Following the election of the Fair Value Option for certain financial assets and liabilities, the Company would report unrealized gains and losses.

p) Reclassifications

Certain reclassifications have been made to the prior year financial statements in order for them to be in conformity with the current year presentation.

3.  Going concern

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern. Accordingly, they do not give effect to adjustments that would be necessary should the Company be unable to continue as a going concern, and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements.  However, the Company has incurred significant, recurring losses from operations, has a working capital deficiency, and is in default on their senior secured convertible notes and convertible debentures.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon achieving profitable operations, receiving deferrals on the interest payments due and waivers on the default of the amended debt agreements from its senior secured convertible note holders and injection of additional capital.  The outcome of these matters cannot be predicted at this time.  Management of the Company is actively seeking potential partners who possess the necessary resources to assist the Company in developing its remaining properties in order to secure additional funds through lease bonuses and overriding royalty interests.

4.  Earnings (loss) per share

The following represents the calculation of net loss per common share:

	Twelve Months Ended December 31,
	2008	2007
Basic
Income (loss) from continuing operations	$(40,275,100)	$36,240,635
Loss from discontinued operations	-	(4,191,015)
Net (loss) income available to common stockholders	$(40,275,100)	$32,049,620

Weighted average basic number of shares outstanding	33,615,516	24,407,272

Basic income (loss) per share from continuing operations	$(1.20)	$1.48
Basic loss per share from discontinued operations	$(0.00)	$(0.17)
Basic net income (loss) per share	$(1.20)	$1.31

Diluted
Income (loss) from continuing operations	$(40,275,100)	$36,240,635
Plus: Income impact of assumed conversions of senior secured convertible notes
Interest, debt discount and deferred financing	Anti-dilutive	$6,116,007
Gain on warrant and conversion feature derivatives	Anti-dilutive	(74,200,571)
Income adjusted for impact of senior secured convertible notes	(40,275,100)	(31,843,929)

Plus: Income impact of assumed conversions of convertible debentures
Interest, debt discount and deferred financing	Anti-dilutive	278,335
Gain (loss) on warrant and conversion feature derivatives	Anti-dilutive	(3,874,929)

Adjusted loss from continuing operations	(40,275,100)	(35,440,523)

Loss from discontinued operations	-	(4,191,015)
Adjusted net loss available to common stockholders	(40,275,100)	(39,631,538)
Weighted average basic number of shares outstanding	33,615,516	24,407,272
Common stock equivalent shares representing shares issuable upon exercise of stock options	Anti-dilutive	$1,008,394
Common stock equivalent shares representing shares issuable upon exercise of warrants	Anti-dilutive	59,733,257
Common stock equivalent shares representing shares issuable upon conversion of senior secured convertible notes	Anti-dilutive	$82,733,188
Common stock equivalent shares representing shares issuable upon conversion of convertible debentures	Anti-dilutive	8,856,929
Weighted average diluted number of shares outstanding after conversions	33,615,516	176,739,040
Diluted loss per share from continuing operations	$(1.20)	(0.20)
Diluted loss per share from discontinued operations	$(0.00)	(0.02)
Diluted net loss per share available to common stockholders	$(1.20)	(0.22)

Common stock equivalents, including stock options and warrants, totaling 144.6 million shares were not included in the computation of diluted loss (earnings) per share because the effect would have been anti-dilutive due to the net loss for the year ended December 31, 2008.  Common stock equivalents of 152.3 million shares were included in the computations of diluted earnings per share for the year ended December 31, 2008 as they were potentially dilutive by application of the if-converted method.

Diluted earnings (loss) per share for the year ended December 31, 2007 were previously reported as $1.31 and $(0.22) and have been restated to include separate our the discontinued operations portion of the earnings per share.

5.  Embedded Derivative Contract Liabilities

As of December 31, 2008 and 2007, the Company had the following derivative contract liabilities outstanding:

	Convertible Debentures		Senior Secured Convertible Notes		Private Placement Warrants	Total Derivative Contract Liabilities
	Conversion Feature	Warrants	Conversion Feature	Warrants
Derivative contract liabilities, December 31, 2006	$ 2,136,035	$1,961,438	$29,065,810	$62,329,222	$ 201,243	$95,693,748
Change in value due to restructuring of debt	-	-	1,810,699	2,010,698	-	3,821,397
Unrealized (gains) losses included in the consolidated statements of operations	(1,528,832)	(1,884,186)	(20,938,635)	(53,637,383)	(86,464)	(78,075,500)
Derivative contract liabilities, December 31, 2007	607,203	77,252	9,937,874	10,702,537	114,779	21,439,645
Elimination of derivative liability due to the exercise of warrants	-	(29,571)	-	(842,865)	-	(872,436)
Unrealized (gains) losses included in the consolidated statements of operations	177,116	(47,681)	(9,911,344)	(9,345,802)	(113,473)	(19,241,184)
Derivative contract liabilities, December 31, 2008	$ 784,319	$ -	$ 26,530	$ 513,870	$ 1,306	$ 1,326,025

The valuation of the Company’s embedded derivatives and warrant derivatives are determined primarily the Black-Scholes option pricing model.  To determine the fair value of the embedded derivatives, the Company evaluates assumptions regarding the probability of certain future events.  No dividends were assumed due to the nature of the Company’s current business strategy. The following table presents the weighted-average assumptions used for options granted:

	Years Ended December 31
	2008	2007
Year-end stock price per share	$0.009	$0.155
Risk-free interest rate	0.72% - 1.68%	3.09% – 3.72%
Expected life	2.47 – 5.84 years	1.00 – 6.83 years
Expected volatility	157.72% - 175.15%	117.92% – 194.33%

During 2006, the Company issued convertible debentures with a conversion feature based on the market value of the stock at the date of conversion.  The conversion feature was evaluated under SFAS 133 and EITF 00-19 and was determined under EITF 00-19 to have characteristics of a liability and is therefore a derivative liability under SFAS 133. The conversion price is variable which caused the Company to conclude it is possible to have an insufficient number of common shares available to share-settle the convertible debentures, the senior secured convertible notes, and the related warrants.  As a result, the embedded conversion feature of the convertible debt is required to be bifurcated and recorded as a derivative liability at its fair value.  Similarly, the fair value of the warrants are recorded as a derivative liability.  Each reporting period, this derivative liability is fair valued with the non-cash gain or loss recorded in the period as a gain or loss on derivatives.

6.  Royalty Interests

The Company owns oil and gas royalty interests in Freestone County, Anderson County and Jones County, Texas. These royalty interests were purchased as part of the Company’s 27,557 gross acres of oil and gas fee mineral rights. The royalty interests were recorded at their initial estimated relative fair value of $0.4 million.  Depletion of approximately $43,000 and $27,000 has been recorded for the years ended December 31, 2008 and 2007, respectively on these royalty interests.

7.  Joint Operating Agreement

In November 2006, the Company signed two three-year Oil & Gas Mineral Leases and a Joint Operating Agreement with Marathon Oil Company and its affiliate (together, “Marathon”) to explore approximately 9,200 acres of the P.D.C. Ball mineral property in Freestone County, Texas. The agreements give Marathon the right to drill deep gas wells on the property (below 8,500 feet) and the opportunity, but not obligation, to partner with the Company on drilling upper zones (above 8,500 feet) on a 50/50 basis. The Company retained a 21.5% royalty interest in any revenue generated from the property below 8,500 feet and a 23% royalty interest in any revenue generated from the property above 8,500 feet.  As part of the agreement, the Company acquired a seismic license giving it access to all seismic data collected during Marathon’s lease term.  As of December 31, 2008, no revenues have been generated.

8. Equipment

Property and equipment consist of the following:

	Cost	Accumulated Depreciation	Allowance for Impairment	December 31, 2008 Net Book Value
Assets held for sale - equipment	$ 6,400,939	$ 640,384	$ 3,432,344	$ 2,328,211
Vehicles	-	-	-	-
Office equipment and furniture	50,350	18,380	-	31,970
Compressor station	107,014	16,358	-	90,656
	$ 6,558,303	$ 675,122	$ 3,432,344	$ 2,450,837

	Cost	Accumulated Depreciation	Allowance for Impairment	December 31, 2007 Net Book Value
Assets held for sale - equipment	$ 6,400,939	$ 640,384	$ 2,670,525	$ 3,090,030
Vehicles	24,989	9,201	-	15,788
Office equipment and furniture	51,379	12,063	-	39,316
Compressor station	107,014	1,070	-	105,944
	$ 6,584,321	$ 662,718	$ 2,670,525	$ 3,251,078

9. Debt

	December 31, 2008	December 31, 2007
Senior secured convertible notes	$53,776,572	$53,776,572
Principal payments	-	-
Original discount	(36,112,074)	(36,112,074)
Amortization of discount	36,112,074	834,522
Senior secured notes, net of discount	53,776,572	18,499,020

Convertible debentures	1,418,573	1,418,573
Principal payments	-	-
Principal conversions	(107,700)	-
Original discount	(905,123)	(905,123)
Amortization of discount	905,123	34,725
Convertible debentures, net of discount	1,310,873	548,175

Less short term debt and current portion of long-term debt	(55,087,445)	-
Long-term debt	$-	$19,047,195

Senior Secured Convertible Notes

General terms

On July 25, 2006, the Company issued an aggregate $32.4 million of senior secured Convertible Notes (the “Convertible Notes”) due in five equal installments beginning July 2007. The Convertible Notes carry a 9.15% annual interest rate, which is payable quarterly, and may, at the Company’s option if certain “Equity Conditions” are satisfied, be paid by the issuance of the Company’s common stock. Any shares of common stock used to pay interest will be valued at the lower of (1) the then applicable conversion price of the Convertible Notes and (2) 82.5% of the arithmetic average of the weighted average price of the common stock for the five trading days preceding the interest payment date. At December 31, 2008 and 2007, accrued interest totaled $4.5 million and $0.7 million, respectively.

The Convertible Notes were amended in October 2007 and have a maturity date of October 31, 2010, subject to the right of the holders to extend the maturity date to a date that is not later than October 31, 2012. The Company’s obligations under the Convertible Notes are secured by a security interest in substantially all of the assets of the Company and its wholly-owned subsidiary, Barnico Drilling, Inc.

The Convertible Notes are convertible into common stock at the holders’ option at an initial rate of $1.40 per share, which was reduced to $0.65 per share upon the restructuring of the notes in October 2007.

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

On October 1, 2008, a quarterly interest payment of approximately $1.23 million was due and payable to the holders of the convertible notes. The Company did not have sufficient funds to meet this payment. However, the note holders agreed to waive the default and granted a deferral of the quarterly interest payment to January 1, 2009. On that date both the original October 1, 2008 and the January 1, 2009 payments were due. The Company was unable to make the payment due on January 1, 2009 and the note holders denied further waiver of the default and deferral of the interest payments. Therefore the Convertible Notes were deemed to be in default effective October 1, 2008. Per terms of the note, the interest rate escalated to 15% effective on the default date of October 1, 2008. The principal of the Convertible Notes is reported as a current liability on our consolidated balance sheet due to the default.

2007 Amendment to Convertible Notes

The note agreement required the Company to complete an effective registration statement by November 7, 2006 and was subject to certain liquidated damages. The Company failed to complete the registration agreement and incurred approximately $14.7 million in total liquidated damages through December 31, 2006. Furthermore, the Company defaulted on certain covenants in the agreement, which caused the Convertible Notes to become due and payable immediately. On October 1, 2007, the Company restructured the Convertible Debt resulting in additional debt proceeds of $5 million and interest and fees of $16.4 million, which was added to the original loan balance. As a result, the outstanding principal on the Convertible Notes increased from $32.4 million to $53.8 million, which was the principal balance outstanding at December 31, 2008 and 2007, respectively.

The holders of the Convertible Notes also agreed to irrevocably waive any and all breaches, defaults or events of default by the Company, any fees, charges and penalties arising prior to the date of amending the agreements, and to withdraw any and all existing event of default redemption notices given to the Company in connection with the original convertible notes.

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

The holders of the amended Convertible Notes may require the Company to redeem a principal amount equal up to one-third of the original principal amount of the Convertible Notes plus accrued and unpaid interest and late charges, if any, within 15 days after October 31, 2008 or October 31, 2009. The Company may require the holders to return a principal amount equal up to one-third of the original principal amount of the Convertible Notes if certain Equity Conditions are satisfied, within 15 days after October 31, 2008 or October 31, 2009. Upon receipt of a partial redemption notice by the holders, the Company may require the holders to return the full principal amount of the Convertible Notes if no event of default has occurred and is continuing.

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

The provisions of the Amended and Restated Registration Rights Agreement were waived indefinitely and registration of the shares is no longer required.

Warrants

In connection with the issuance (and restructuring) of the Convertible Notes, the Company issued an aggregate 67,589,664 Series A warrants to purchase common stock with a strike price of $0.001 per share and an aggregate 17,925,524 Series B warrants to purchase common stock with a strike price of $0.65 per share. As of December 31, 2008 and 2007, there were 51,500,743 and 67,020,242 Series A warrants and 17,925,524 Series B warrants outstanding, respectively.

Embedded Derivative

The Company analyzed the Convertible Notes and the related warrants pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.” This analysis resulted in a bifurcation of the conversion feature and the related warrants from the debt and requires accounting for these instruments as a derivative contract liability with changes in fair value recorded in the Consolidated Statements of Operations. This conclusion involved an analysis of available shares and the Company’s conclusion that the number of shares that could be required to net-share settle the Convertible Debenture is indeterminate.

Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” EITF 00-27 “Application of Issue No 98-5 to Certain Convertible Instruments,” EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” the original fair value of the embedded conversion feature in the Convertible Notes and in the associated warrants of $146.0 million was recorded as a derivative contract liability. The initial liability was attributed $8.2 million to deferred financing costs, $32.4 million as a discount to the senior secured Convertible Notes and $105.4 million as loss on derivatives. The debt discount is being amortized using the effective interest method over the life of the related convertible notes. For the year ended December 31, 2008 and 2007, $7.2 million and $0.8 million, respectively, of amortized debt discount was expensed. During 2008, the Company defaulted on the Convertible Notes resulting in the accelerated recognition of unamortized discount totaling $28.1 million.

The fair value of the derivative contract liability outstanding as of December 31, 2008 and December 31, 2007 was $0.5 million and $20.6 million, respectively.

In addition, the Company is required to report the derivative contract liability at fair value and record the fluctuation to the fair value of the derivative contract liability to current operations. The change in the fair value of the derivative contract liability resulted in a non-cash gain of $19.3 million and $74.7 million for years ended December 31, 2008 and 2007.

Convertible Debentures Payable

General terms

On January 12, 2006, the Company issued 10% secured convertible debentures (the “debentures”) with a principal amount of $1.5 million. The debentures were due and payable on January 11, 2009, and principal and accrued interest could, at the option of the holder during the term of the debentures, be converted into shares of the Company’s common stock at a rate of the lesser of $0.65 per share or 85% of the lowest volume-weighted average price of the Company’s common stock during the 15 trading days preceding the conversion date. The investor agreed to restrict its ability to convert the debentures to an amount less than 5% of the then-issued shares of common stock in the Company. In addition, the investor will not convert more than $150,000 of the principal in any 30-day period. The convertible debenture was collateralized by 7,758,000 shares of the Company’s treasury stock held in escrow. The collateral treasury shares were released and cancelled in July 2006.

In connection with these debentures the Company recorded a $1.5 million debt discount due to the value of the derivative associated with the warrants and the embedded conversion feature pursuant to the guidance issued by the Emerging Issues Task Force (“EITF”). The debt discount is being amortized using the interest method over the life of the related debentures and $0.8 and approximately $35,000 was expensed during year ended December 31, 2008 and 2007, respectively. During 2008, the Company defaulted on the Convertible Notes resulting in the accelerated recognition of unamortized discount totaling $0.1 million. As of December 31, 2008 and 2007, accrued interest totaled approximately $154,000 and $12,000, respectively.

On October 1, 2008, a quarterly interest payment of approximately $1.23 million was due and payable to the holders of the convertible notes. The Company did not have sufficient funds to meet this payment. However, the note holders agreed to waive the default and granted a deferral of the quarterly interest payment to January 1, 2009. On that date both the original October 1, 2008 and the January 1, 2009 payments were due. The Company was unable to make the payment due on January 1, 2009 and the note holders denied further waiver of the default and deferral of the interest payments. Therefore the Convertible Notes were deemed to be in default effective October 1, 2008.

An event of default under the Convertible Notes constitutes a default on the debentures. In addition, the Company was unable to make the principal and interest payment on the debentures which was due on January 11, 2009. Interest on the debentures continues to accrue at 10%. The principal of the debentures is reported as a current liability on our consolidated balance sheet due to the default.

The Company was required to file a registration statement for the debentures but was unable to meet the effectiveness date of the registration statement. Failure to meet the registration requirement required the Company to pay, but it did not pay, either in cash or common stock, liquidated damages of two percent of the liquidated value of the debentures with three business days of such failure and every 30-day period thereafter until such failure is cured. Any liquidated damages begin accruing on the date of any such failure. The provisions of the Registration Rights Agreement were waived indefinitely and registration of the shares is no longer required.

2007 Amendment to Convertible Debentures

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

An Amendment and Exchange Agreement (the “Agreement”) was entered into with the debenture holder whereby the debenture holder irrevocably waived any and all breaches, defaults or events of default by the Company, and any fees, charges and penalties in connection with any such breaches, defaults or events of default prior to the date thereof. In addition, the registration rights agreement was terminated, thereby eliminating the Company’s obligation to register the shares of common stock underlying the debentures and warrants.

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

The debentures are convertible at the option of the debenture holder into shares of the Company’s common stock at a conversion price of $0.65 per share until April 30, 2008 and thereafter at a price per share equal to the lower of $0.65 or 85% of the lowest volume weighted average daily closing price of the Company’s common stock during the 15 trading days immediately preceding the conversion date, subject to anti-dilution adjustments.  During the year ended December 31, 2008, the Company issued 7,617,804 shares upon the conversion of $107,700 of principal of the debentures.  There were no such conversions in 2007.

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

Warrants

and warrants to purchase 1,500,000 shares of the Company’s common stock until January 12, 2011. One-third of the warrants were exercisable at a price of $0.60 per share, one-third at $0.80 per share and the remaining one-third at $1.00 per share.

Embedded Derivative

Because the debentures and the related warrants have a feature wherein the conversion price and exercise price resets there is a potential that the Company may not have enough shares to settle the exercise in shares. The debentures and the related warrants were analyzed pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” This evaluation resulted in a bifurcation of the conversion feature and the related warrants from the debt and requires accounting for these instruments as a derivative contract liability with changes in fair value recorded in the Consolidated Statements of Operations. This conclusion involved an analysis of available shares and the Company’s conclusion that the number of shares that could be required to net-share settle the Convertible Debenture is indeterminate.

Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” EITF 00-27 “Application of Issue No 98-5 to Certain Convertible Instruments,” EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” the original fair value of the embedded conversion feature and freestanding warrants of $2.4 million was recorded as a derivative contract liability. In addition, the Company is required to report the derivative contract liability at fair value and record the fluctuation to the fair value of the derivative contract liability to current operations. The change in the fair value of the derivative contract liability resulted in a non-cash loss of $0.1 million and a non-cash gain of $3.4 million for the years ended December 31, 2008 and 2007, respectively. The fair value of the derivative contract liability outstanding as of December 31, 2008 and 2007 was $0.8 million and $0.7 million, respectively.

10.  Related Party Transactions

The Company entered into transactions with related parties as follows. These amounts have been recorded at the exchange amount, being the amount agreed to by the parties:

Year ended December 31, 2008

a) The Company paid management and consulting fees to its Directors, persons related to Directors or entities controlled by Directors. The total expense for these fees during 2008 was $590,870. As of December 31, 2008, there was $120,000 accrued for these fees.

b) On October 31, 2008, the Company wrote off a $0.2 million promissory note receivable related to the sale in December 2006 of properties to Exterra Energy, Inc (formerly Green Gold, Inc.), of which the Company’s former CEO and director, John Punzo was appointed CEO and Chairman on July 8, 2008.  Further, one of the Company’s former directors, Gordon C. McDougall, was a director of Exterra until June 23, 2008. The note was originally due in full November 1, 2007 but was subsequently extended to July 2008.  The Company wrote off the note on October 31, 2008 due to the fact that no payment had been received since December 2007 and it was deemed to be uncollectible.

c) During the fourth quarter 2008 it was found that the Company was paying Roboco Energy more overriding royalties then they were entitled to.  Roboco Energy is owned by Mike Studdard, the Company’s former President and a current director.  The Company set up a receivable of $13,050 as of December 31, 2008 for the amount overpaid.  The payment of this receivable will be reimbursed from future payments for overriding royalties until the amount due is paid.

d) During the fourth quarter 2008 it was found that the Company should be paying overriding royalties to Horseshoe Energy, Inc.  Horseshoe Energy, Inc is owned by David Steward, the Company’s current CEO.  The Company set up a payable of $5,275 as of December 31, 2008 for the amount owed which is included in the total Accounts Payable reported on the consolidated Balance Sheet.

Year ended December 31, 2007

a) The Company paid management and consulting fees to its Directors, persons related to Directors or entities controlled by Directors. The total expense for these fees during 2007 was $759,928.

b) The Company paid rent to its Directors, persons related to Directors or entities controlled by Directors. The total rent expense paid to these parties during 2007 was $96,184.

c) The Company paid oilfield service fees to a Director’s family members or an entity controlled by a Director’s family member. The total oilfield service fees paid to these parties during 2007 was $40,954.

d) The Company paid overriding royalties to a corporation controlled by a director and/or a director’s family member. The total overriding royalties paid to these parties during 2007 was $62,278.

e) The Company purchased a mineral interest from a corporation owned in part by a Director.

f) As of December 31, 2007, the Company had a note receivable from an entity whose CEO is a former Director of the Company.

11.  Asset Retirement Obligation

The following table summarizes the changes in the Company’s asset retirement obligation during the years ended December 31, 2008 and 2007.

	2008	2007
Asset retirement obligation, January 1	$ 140,115	$ 155,241
Asset retirement obligations incurred in the current period	-	135,721
Asset retirement obligations settled in the current period	-	(81,198)
Accretion expense	12,820	6,024
Revisions in accounting estimate	-	(75,673)
Revisions in estimated cash flows	(16,761)	-
Asset retirement obligation, December 31	$ 136,174	$ 140,115

12. Warrants Outstanding

A summary of warrants issued during the years ended December 31, 2008 and 2007 is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2006	67,825,375	$ 1.45
Warrants issued	24,081,791	0.05
Warrants exercised	(1,955,890)	0.001
Outstanding at December 31, 2007	89,951,276	0.24
Warrants issued	-	-
Warrants exercised	(16,588,921)	0.001
Warrants expired	(193,230)	0.95
Outstanding at December 31, 2008	73,169,125	$ 0.28

The intrinsic value of the warrants outstanding at December 31, 2008 and 2007 was $463,507 $10,485,808, respectively.  The decline in the intrinsic value of the warrants at December 31, 2008 is due to a lower stock price ($0.01) applied to the outstanding shares in 2008 as compared to 2007 ($0.115).

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

The following table summarizes information about warrants outstanding at December 31, 2008:

	Exercise Prices	Number Outstanding	Average remaining life in years
Private placement of common stock	$ 4.00	125,000	2.47
Private placement of common stock	1.40	746,429	2.55
Issuance of senior secured convertible notes	0.001	51,500,743	5.84
Issuance of senior secured convertible notes	0.65	17,925,524	5.84
Placement agent, investment banking and consulting agreements in connection with the issuance of senior secured convertible notes	1.40	2,121,429	2.56
Agreement in connection with the Company’s purchase of Barnico Drilling, Inc. and the P.D.C. Ball oil and gas mineral interest	5.00	400,000	2.56
Agreement in connection with the Company’s purchase of Barnico Drilling, Inc. and the P.D.C. Ball oil and gas mineral interest	8.00	350,000	2.56
		73,169,125

The following table summarizes information about warrants outstanding at December 31, 2007:

	Exercise Prices	Number Outstanding	Average remaining life in years
Private placement of common stock	$ 1.00	168,230	1.00
Issuance of convertible debentures	0.001	500,000	3.03
Professional services fees	0.65	25,000	0.03
Private placement of common stock	4.00	125,000	3.47
Private placement of common stock	1.40	746,429	3.47
Issuance of senior secured convertible notes	0.001	67,589,664	6.83
Issuance of senior secured convertible notes	0.65	17,925,524	6.83
Placement agent, investment banking and consulting agreements in connection with the issuance of senior secured convertible notes	1.40	2,121,429	3.56
Agreement in connection with the Company’s purchase of Barnico Drilling, Inc. and the P.D.C. Ball oil and gas mineral interest	5.00	400,000	3.56
Agreement in connection with the Company’s purchase of Barnico Drilling, Inc. and the P.D.C. Ball oil and gas mineral interest	8.00	350,000	3.56
		89,951,276

13. Supplemental Cash Flow

The following non-cash transactions were recorded during the years ended December 31, 2008 and 2007:

	2008	2007
Write off of note receivable against deferred revenue	$ 200,000	$ -
Derivative liability removed for exercise of warrants	872,436	-
Conversion of principal on convertible debentures	107,700	-
Revision of asset retirement obligation	16,761	-
Cashless exercise of warrants	16,178	1,951
Discount on convertible debt Refinancing of senior secured convertible notes payable	- -	3,762,197 16,790,145
Shares issued for reduction of payables	-	41,600
Refinancing of convertible debentures	-	363,573

14. Stock-Based Compensation

The Company’s incentive plans include the 2006 Director’s Stock Option plan and the 2007 Stock Inventive Plan as of December 31, 2008.

2006 Director’s Stock Option Plan

On January 9, 2006, the Company adopted a Director’s Stock Option Plan (“DSO Plan”) for directors that provided for the grant of options to purchase up to 200,000 shares of common stock of the Company after each full year of service as a director. The plan was terminated in respect of service following implementation of the 2007 Stock Incentive Plan.

2007 Stock Inventive Plan

On February 15, 2007, the Company adopted its 2007 Stock Incentive Plan (the “2007 Plan”) for employees, directors, officers, consultants, and advisors of the Company to provide a means to motivate, attract and retain the services of such individuals in order to promote the success of the Company.  The 2007 Plan reserved 2,378,249 shares of common stock for issuance by the Company either directly as stock awards or underlying stock options.  At December 31, 2008, 1,078,249 shares were available under the Plan for future issuance.

In addition, the Company has granted stock options to key employees, directors, officers and consultants during 2005 to 2007 that were not granted pursuant to a plan.

A summary of options granted during the years ended December 31, 2008 and 2007 is as follows:

	Options	Weighted Average Exercise Price [1]	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	14,813,500	$1.28	-
Options granted	1,650,000	0.92	$0.39
Options expired	-	-	-
Options exercised or canceled	(220,000)	0.36	-
Outstanding at December 31, 2007	16,243,500	0.63	-
Options granted	-	-	-
Options expired	(1,447,500)	0.40	-
Options exercised	-	-	-
Outstanding at December 31, 2008	14,796,000	$0.65	-

1

Weighted average exercise prices for the year ended December 31, 2007 reflect the effects of the amendment on November 14, 2007 which changed the exercise prices of certain existing awards.

The total intrinsic value of options exercised during the fiscal year ended December 31, 2007 was $0.1 million.  There were no options exercised during the fiscal year ended December 31, 2008.  Based on the Company’s stock prices of $0.01 and $0.155 at December 31, 2008 and 2007, respectively, the options had no intrinsic value at December 31, 2008 and 2007.

The following is a summary of stock options outstanding at December 31, 2008:

Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Lives (Years)	Options Exercisable	Weighted Average Remaining Contractual Lives (Years)
$0.25	1,000,000	2.16	1,000,000	3.17
$0.50	3,846,000	2.71	3,846,000	3.88
$0.75	9,950,000	3.57	8,850,010	4.58
	14,796,000		13,696,010

The following is a summary of stock options outstanding at December 31, 2007:

Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Lives (Years)	Options Exercisable	Weighted Average Remaining Contractual Lives (Years)
$0.25	2,200,000	1.53	2,200,000	1.53
$0.50	3,943,500	3.79	3,597,500	3.84
$0.75	9,950,000	4.57	6,193,762	4.62
$1.50	150,000	0.73	150,000	0.73
	16,243,500		12,141,262

Stock options exercisable at December 31, 2008 totaled 13,696,100 shares and had a weighted average exercise price of $0.64. Stock options exercisable at December 31, 2007 totaled 12,141,262 shares and had a weighted average exercise price of $0.65.  Upon exercise, the Company issues the full amount of shares exercisable according to the terms of the option agreements from new shares.  The Company has no plans to repurchase those shares in the future.

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

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option pricing model.  No dividends were assumed due to the nature of the Company’s current business strategy. The following table presents the weighted-average assumptions used for options granted:

	Years Ended December 31
	2008	2007
Number of options	None granted	1,650,000
Risk-free interest rate	-	3.05% – 3.739%
Expected life	-	1.175 – 6.62 years
Expected volatility	-	120.57% – 151.34%

The table below summarizes the changes in the Company’s non-vested stock options that occurred during the fiscal years ended December 31, 2008 and 2007.

	Options	Weighted Average Grant Date Fair Value
Non-vested options outstanding at December 31, 2006	7,274,746	-
Options granted	1,650,000	$0.39
Options vested	(4,822,508)	-
Options amended [1]	(4,102,238)	-
Non-vested options outstanding at December 31, 2007	-	-
Options granted	-	-
Options vested	-	-
Options terminated	-	-
Non-vested options outstanding at December 31, 2008	-	-

1.

Pursuant to the November 14, 2007 stock option agreement amendments discussed below, the amended stock options have vested in 2007, however they remain subject to restrictions relating to when they may be exercised.

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

15.  Income Taxes

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2008	2007
Statutory rate	34%	35%
Increase (decrease) in income taxes resulting from:
Increase in valuation allowance	(34%)	(35%)
	-	-

The significant components of the Company’s deferred tax liabilities and assets are as follows:

	2008	2007
Deferred tax liabilities:
Derivative liabilities and debt discount	$ 14,956,259	$ 8,661,735
Support Equipment & Drilling Equipment Oil and gas properties	762,287 -	1,031,436 722,404
Total	15,718,546	10,415,575

Deferred tax assets:
Oil and gas properties	3,486,314	-
Non-capital losses available for future periods	8,423,047	7,042,405
Finance costs	21,043,541	5,691,324
Stock compensation	12,308,090	12,670,092
Investment in Barnico	-	3,606,400
Other	59,699	24,823
Total	45,320,691	29,035,044
Valuation allowance	(29,602,145)	(18,619,469)
Total	15,718,546	10,415,575
Net Deferred Taxes	$ -	$ -

As of December 31, 2008 and 2007 the Company had available non-capital losses for tax purposes of approximately $25.2 million and $20.1 million, respectively, which may be carried forward to apply against future income. These losses may be limited under IRS Section 382. These losses will expire commencing in 2021.

16. Commitments and Contingencies

Lawsuits

On February 13, 2008, Kenneth L. Berry and Savant Energy Corporation commenced a lawsuit against us, the Company’s former Chief Executive Officer, John Punzo, its former President, Michael Studdard, its Chief Financial Officer, Francis Ling, and its former director, Gordon McDougall, in the County Court at Law No. 4 of Nueces County, Texas.  The lawsuit relates to the Company’s alleged breach of contract in which the plaintiff was to provide approximately $60.0 million in financing in consideration of 50% of the Company’s outstanding common stock.  The lawsuit seeks to require the Company’s continued performance of the alleged contract and/or recovery of any actual damages sustained by the plaintiff.  In March 2008, the lawsuit was discontinued and the parties were expected to resolve the matter by mediation.  To date there have been no mediation hearings and we have had no further correspondence from the plaintiff.

On December 19, 2008, the Company commenced a lawsuit against its former subsidiary, Barnico Drilling, Inc., the Company’s former Vice President, Georges Barnes, and CamTex Energy, Inc., in the District Court of Anderson County, Texas.  The lawsuit relates to the Company’s attempt to repossess certain items from George Barnes and CamTex Energy, Inc in accordance with the court ruling on September 9, 2008.  George Barnes had refused to turn over these items claiming that the items were not owned by Barnico but were actually owned by George Barnes and his family.  This case was heard on March 12, 2009 and Mr. Barnes was ordered to immediately relinquish possession of the workover rig to Wentworth.  Mr. Barnes was also held in contempt of court for his failure to relinquish possession of the workover rig and Wentworth was awarded its attorney fees and costs incurred in preparing the motion.

On September 25, 2006, UOS Energy, LLC (“UOS”) commenced a lawsuit against the Company, its then-Chief Executive Officer, John Punzo, and its director, Roger Williams, in the Los Angeles Superior Court relating to the Company’s refusal to purchase certain tar sands leases in Utah in consideration of 1,000,000 shares of its common stock. The Company claimed the leases were not as represented and terminated the purchase agreement in November 2005. The lawsuit sought the Company’s issuance to UOS of a total of 5,900,000 shares of the Company’s common stock, cash royalties of 8% of any revenue from the Asphalt Ridge Tar Sands property transferred by it to Redrock Energy, Inc. in March 2006, additional shares of its common stock equal to the difference between a 12% royalty and the 8% cash royalty claimed, cash damages equal to 5,800,000 shares multiplied by the highest price per share at which the Company’s shares traded publicly between the date the shares were to be issued and the date of judgment under the lawsuit, additional cash damages of $5.5 million, and unspecified punitive damages and attorneys’ fees and costs. During the pre-trial settlement meeting of March 3, 2008 both parties agreed to settle by completing the purchase of the tar sand leases in Utah, with UOS retaining the 100,000 Wentworth common shares initially issued for this transaction plus additional consideration of 800,000 common shares of Wentworth. By this settlement agreement, the lawsuit was discontinued as of March 3, 2008.  A loss of $140,000 was reported in March 2008 for the fair value of the additional 800,000 shares of common stock.

On April 17, 2006, the Company filed an original petition against KLE Mineral Holdings, LLC (“KLE”) and a first amendment petition, on May 24, 2006, against KLE and Fay Russell (“Russell”).  On March 9, 2007 KLE and Russell filed counterclaims against the Company.  In order to avoid uncertainty, time and expense of litigation, the Company, KLE and Russell compromised, resolved and settled all matters and claims related to the lawsuit.  Effective June 10, 2007, the Company agreed to issue 260,000 shares (“settlement shares”) of its stock to Russell and guaranteed that the settlement shares would be worth at least $1.00 per share on March 26, 2008.  On April 1, 2008, the Company entered into a settlement agreement with Russell which settled all matters and claims.  The settlement agreement provided that the Company guaranteed that on March 26, 2008, the 30,000 remaining settlement shares remaining in Fay Russell’s Merrill Lynch account would be worth at least $1.00 per share.  On March 26, 2008 the actual bid price was $0.13; therefore, on April 1, 2008 the Company paid the $0.87 difference.  The Company paid Fay L. Russell $26,100, which was an amount equal to $0.87 per share times the 30,000 shares, in full settlement and the Company was discharged from any further obligations under the settlement agreement.

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

On November 1, 2007, the Company entered into a one-year management agreement with David Steward, who was appointed its Chief Executive Officer and Chairman of its Board of Directors on December 13, 2007.  He has also been a member of the Board of Directors sine July 26, 2007. This consulting agreement has been extended to October 31, 2009 and contains the following provisions: a monthly fee of $15,000 ($180,000 annually); the right to earn stock options to purchase up to 500,000 shares of the Company’s common stock at $0.03 per share; and upon termination of the agreement by the Company, a severance payment which will consist of honoring the stock options granted.

Leases

The Company entered into various operating lease agreements involving office space, drilling equipment and vehicles.  Rental expense for these operating leases was approximately $114,524 and $230,600 for the years ended December 31, 2008 and 2007, respectively.  As of December 31, 2008, all leases had either expired or were canceled.

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

17.  Segment Information

Since the July 2006 acquisition of Barnico, a drilling company, the Company’s operations had been focused on two segments, drilling operations and oil and gas production. The drilling segment was engaged in the land contract drilling of oil and natural gas wells. Its operations reflected revenues from contracting one of Barnico’s two drilling rigs and crew to third parties. The oil and gas production segment effectively began active operations in 2006. The oil and gas segment is engaged in the development, acquisition and production of oil and natural gas properties. Management reviewed and evaluated the segment operations separately.   The operations of both segments had focused on counties in East Texas during 2006 and 2007.  The accounting policies of the reportable segments are the same as those described in Note 2. The Company evaluated the segments based on income (loss) from operations. There was no drilling activity in 2008.  During 2008, The Company sold all of the outstanding shares of Barnico and, therefore, no longer has a drilling segment and only operates its oil and gas production segment.  Segment activity for the year ended December 31, 2007 is shown below (in thousands):

Year ended December 31, 2007

Revenues
Drilling revenues	$ 1,038
Oil and gas revenues (including overhead income)	1,145
Total revenues	$ 2,183

Year ended December 31, 2007

Operating income (loss) [1]
Drilling	$ (3,745)
Oil and gas	(4,285)
Total operating income (loss)	(8,030)
General and administrative expense	(31,796)
Interest and finance costs	(6,394)
Other income (expense), net	78,269
Income (loss) before income tax	$ 32,049

Year ended December 31, 2007

Identifiable Assets [2]
Drilling	$ 3,251
Oil and gas	27,717
Corporate assets	11,931
Total assets	$ 42,899

Year ended December 31, 2007

Capital Expenditures
Drilling	$ 48
Oil and gas	1,387
Other	6
Total capital expenditures	$ 1,441

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

Year ended December 31, 2007
Depreciation, Depletion and Amortization
Drilling	$ 441
Oil and gas	274
Other	13
Total depreciation, depletion and amortization	$ 728

18.  Discontinued Operations

The Company’s former wholly-owned subsidiary, Barnico Drilling Inc., (“Barnico”) was acquired in July 2006. Barnico was an East Texas drilling contractor with two drilling rigs. The contract drilling activities diminished significantly and the venture proved to be unsuccessful. In order to recoup part of its investment, the Company sold all of the outstanding shares of Barnico on May 12, 2008, for $3,500,000 to CamTex Energy, Inc., a corporation in which George Barnes, the Company’s former Vice President of Operations, is an officer. The Company received $50,000 on the closing of the sale transaction, and a promissory note in the amount of $3,450,000. The note was collateralized by the drilling rigs and other equipment included in the sale.  In connection with the sale, the Company discontinued all drilling activities but maintained continuing involvement with Barnico through a preferential rights agreement between the Company and the purchaser.  In August 2008, the purchaser defaulted on its note and the Company repossessed the drilling and related equipment.  The Company does not intend to continue any drilling activities and is currently marketing the drilling rigs and other related equipment.  As a result, the Company is reporting these assets as held for sale and discontinued operations related to drilling activities.

The drilling rigs and other equipment held for sale had a net book value after impairment of $3,090,030 as of the original May 12, 2008 sale date. In early 2008, the Company obtained an independent appraisal of the equipment and recognized an impairment charge of approximately $2.7 million in the Company’s December 31, 2007 consolidated balance sheet and its consolidated statement of operations for the year then ended.  Another independent appraisal was obtained in early 2009 and an additional impairment charge of approximately $0.8 million was recognized in the Company’s December 31, 2008 consolidated balance sheet and its consolidated statement of operations for the year then ended.

The following schedule details the repossessed equipment held for sale as of December 31, 2008:

	Cost	Accumulated Depreciation	Allowance for Impairment	December 31, 2008 Net Book Value
Rigs and equipment	$ 5,971,938	$ 572,988	$ 3,432,344	$ 1,966,606
Vehicles	195,500	42,099	-	153,401
Construction equipment	233,500	25,296	-	208,204
	$ 6,400,938	$ 640,383	$ 3,432,344	$ 2,328,211

The following schedule details the repossessed equipment held for sale as of December 31, 2007:

	Cost	Accumulated Depreciation	Allowance for Impairment	December 31, 2007 Net Book Value
Rigs and equipment	$ 5,971,938	$ 572,988	$ 2,670,525	$ 2,728,425
Vehicles	195,500	42,099	-	153,401
Construction equipment	233,500	25,296	-	208,204
	$ 6,400,938	$ 640,383	$ 2,670,525	$ 3,090,030

19. Subsequent Events

Since January 1, 2009, there have been 16,575,660 shares of common stock issued upon the conversion of $82,600 principal amount of convertible debentures.

Wentworth Energy, Inc.
Supplemental Information (Unaudited)
For the Years Ended December 31, 2008 and 2007

20. Oil and Gas Producing Activities

The tables below presents disclosures as required by SFAS No. 69, “Disclosures about Oil and Gas Producing Activities—an amendment of FASB Statements 19, 25, 33, and 39.”

Capitalized Costs Relating to Oil and Gas Producing Activities:

	December 31, 2008	December 31, 2007
Unproved oil and gas properties	$ 10,303,706	$ 10,303,076
Proved oil and gas properties	21,882,135	21,695,772
Proved oil and gas royalties	353,888	353,888
Less accumulated depreciation, depletion, amortization and valuation allowances	(12,712,127)	(4,635,368)
Net capitalized costs	$ 19,827,602	$ 27,717,368

Accumulated depreciation, depletion, amortization and valuation allowances include impairment costs of $7,871,469 and $4,312,979, respectively for December 31, 2008 and December 31, 2007. There are no net capitalized costs from the Company’s share of equity method investees.

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities:

	Year ended
	December 31, 2008	December 31, 2007
Property acquisition costs
Proved	$ -	$ 214,864
Unproved	-	51,358
Unproved oil and gas royalties	-	-
Total acquisition costs	-	266,222
Exploration costs	-	296,034
Development costs	203,753	1,013,423
Asset retirement costs	-	97,349

Results of Operations for Oil and Gas Producing Activities for the Years Ended December 31, 2008 and 2007:

	Year ended
	December 31, 2008	December 31, 2007
Oil and gas sales	$ 1,112,800	$ 1,144,769
Total Revenue	1,112,800	1,144,769
Production costs	137,383	546,722
Exploration costs	-	296,034
Depreciation, depletion and amortization	205,291	274,262
Impairment of oil and gas properties	7,871,469	4,312,979
Total oil and gas expense	8,214,143	5,429,997
Net loss oil and gas operations	(7,101,343)	(4,285,228)
Income tax expense	-	-
Results of operations for oil and gas producing activities (excluding corporate overhead and finance costs)	$ (7,101,343)	$ (4,285,228)

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

Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells with existing equipment, and operating methods.  Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available.  The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate.  Revisions result primarily from new information obtained from development drilling and production history; acquisitions of oil and natural gas properties; and changes in economic factors.  Based on historical production and geological information, the Company has significant revisions of previous estimates.

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

	Oil (Bbls)	Gas (Mcf)
Proved developed and undeveloped reserves
Balance, December 31, 2006	301,800	19,767,800
Revisions of previous estimates	(6,900)	(1,538,717)
Extension and discoveries	-	-
Production (bbls & mcf)	-	(155,683)
Sales of minerals in place	-	-
Balance, December 31, 2007	294,900	18,073,400
Revisions of previous estimates	(165,701)	(7,930,637)
Production	(1,106)	(130,589)
Sales of minerals in place	-	-
Balance, December 31, 2008	128,093	10,012,174

	Oil (Bbls)	Gas (Mcf)
Proved developed reserves
December 31, 2007	11,021	1,531,515
December 31, 2008	2,137	677,086

Standardized Measure of Discounted Future Net Cash Flows at December 31
	2008	2007
Future cash inflows	$ 61,556,289	$ 144,422,765
Future production costs	(9,380,013)	(23,783,984)
Future development costs	(17,225,000)	(23,977,500)
Future income tax expenses	(8,913,692)	(26,126,681)
Future net cash flows	26,037,584	70,534,600
10% annual discount for estimated timing of cash flows	(14,373,779)	(22,227,664)
Standardized measures of discounted future net cash flows relating to proved oil and gas reserves	$ 11,663,805	$ 48,306,936

Changes in the standardized measure of discounted future cash flows
	2008	2007
Beginning of year	$ 48,306,936	$ 37,458,987
Sales of oil and gas, net of production costs	(975,417)	(598,047)
Extensions, discoveries, and improved recoveries, less related costs	-	7,113,259
Accretion Discount	6,644,798	5,142,535
Net change in sales and transfer prices, net of production costs	(6,561,094)	20,294,133
Changes in estimated future development costs	11,320,457	(600,837)
Net change in income taxes	14,278,249	(4,174,702)
Sales of reserves in place	-	43,895
Changes in production rates (timing and other)	(24,602,011)	(1,625,189)
Revision of previous quantities	(36,748,113)	(14,747,098)
End of year	$ 11,663,805	$ 48,306,936