Form 10-Q
period 2009-03-31
Wentworth Energy, Inc.
filed 2009-05-19
CIK 1138932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(903) 723-0395

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

Wentworth Energy, Inc.
Balance Sheets (Unaudited)
	March 31, 2009	December 31, 2008
Assets
Current
Cash	$ 489,683	$ 533,692
Accounts receivable	123,805	216,689
Prepaid expenses	28,218	36,468
Total Current Assets	641,706	786,849

Long Term
Restricted cash	87,590	82,590
Oil and gas properties (successful efforts):
Royalty interest, net	217,662	224,425
Proved oil and gas properties, net	13,869,934	13,930,393
Unproved oil and gas properties	5,672,784	5,672,784
Other operating property and equipment, net	116,214	122,626
Assets held for sale – equipment	1,968,436	2,328,211
Total Long Term Assets	21,932,620	22,361,029
Total Assets	$ 22,574,326	$ 23,147,878

The accompanying notes are an integral part of these consolidated financial statements.

Wentworth Energy, Inc.
Balance Sheets (Unaudited)
	March 31, 2009	December 31, 2008
Liabilities
Current
Accounts payable and accrued liabilities	$ 452,528	$ 379,235
Accrued interest payable	6,530,760	4,653,349
Deposit on lease option	90,000	90,000
Derivative contract liabilities	2,557,327	1,326,025
Convertible debentures payable	1,237,973	1,310,873
Senior secured convertible notes payable	53,776,572	53,776,572
Total Current Liabilities	64,645,160	61,536,054

Long Term
Asset retirement obligation	139,378	136,174
Total Liabilities	64,784,538	61,672,228

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value, 2,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized 64,292,444 and 50,845,816 issued and outstanding, respectively	64,292	50,845
Additional paid-in capital	53,343,792	53,280,116
Accumulated Deficit	(95,618,296)	(91,855,311)
Total Stockholders’ Equity	(42,210,212)	(38,524,350)
Total Liabilities and Stockholders’ Equity	$ 22,574,326	$ 23,147,878

The accompanying notes are an integral part of these consolidated financial statements.

Wentworth Energy, Inc.
Statements of Operations (Unaudited)

	Three Months Ended March 31
	2009	2008
Revenue
Oil and gas revenue	$ 190,408	$ 78,113
Total revenue	190,408	78,113
Operating Expenses
Lease operating expenses	41,587	44,707
Depreciation and depletion	73,078	18,864
Exploration costs	-	2,876
Impairment charges	359,775	1,121
General and administrative	388,390	1,295,361
Total operating expenses	862,830	1,362,929
Loss from operations	(672,422)	(1,284,816)

Other Income (Expense)
Interest income	40	21,958
Interest and finance costs	(1,877,411)	(3,174,823)
Other income	18,110	(114,116)
Unrealized gain (loss) on derivative contracts	(1,231,302)	5,587,310
Total other income (expense)	(3,090,563)	2,320,329

Net Income (Loss)	$ (3,762,985)	$ 1,035,513

Net income (loss) per share - Basic	$ (0.07)	$ 0.04

Net income (loss) per share (Note 2b) - Diluted	$ (0.07)	$ (0.01)

Weighted average shares outstanding
Basic	57,193,056	26,559,216
Diluted	57,193,056	176,060,344

The accompanying notes are an integral part of these consolidated financial statements.

Wentworth Energy, Inc.
Statement of Stockholders’ Equity Three months ended March 31, 2009 (Unaudited)

	Number of Shares	Par Value	Additional Paid-in Capital	Deficit Accumulated	Total
Balances, December 31, 2008	50,845,816	$ 50,845	$ 53,280,116	$ (91,855,311)	$ (38,524,350)
Issuance of common stock upon conversion of debt	13,446,628	13,447	59,453	-	72,900
Stock based compensation	-	-	4,223	-	4,223
Net income	-	-	-	(3,762,985)	(3,762,985)
Balances, March 31, 2009	64,292,444	$ 64,292	$ 53,343,792	$ (95,618,296)	$ (42,210,212)

The accompanying notes are an integral part of these consolidated financial statements.

Wentworth Energy, Inc.
Statements of Cash Flows (Unaudited)
	Three months ended March 31
	2009	2008
Cash Flows from Operating Activities
Net income	$ (3,762,985)	$ 1,035,513
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and depletion	73,078	18,864
Amortization of discount on convertible debentures	-	113,142
A Amortization of discount on senior secured notes	-	1,402,345
Amortization of deferred financing costs	-	564,586
Accretion of asset retirement obligation	3,204	3,203
Stock-based compensation	4,223	-
Loss on derivative contracts	1,231,302	(5,587,310)
Loss on sale of equipment	81	1,788
Impairment of oil and gas properties	-	1,121
Impairment of equipment	359,775	-
Change in operating assets and liabilities:
Accounts receivable	92,884	41,858
Unbilled receivables	-	16,483
Federal income tax receivable	-	74,043
Prepaid expenses	8,250	27,459
Accounts payable and accrued liabilities	73,293	91,073
Accrued interest payable	1,877,411	1,094,748
Due to related parties	-	(47,692)
Net Cash Used in Operating Activities	(39,484)	(1,148,776)

Cash Flows from Investing Activities
Additions to oil and gas properties	-	(1,135)
Purchase of other property and equipment	-	(2,261)
Proceeds from sale of property and equipment	475	14,000
Purchase of certificates of deposit - restricted	(5,000)	-
Net Cash Provided by (Used in) Investing Activities	(4,525)	10,604

Cash Flows from Financing Activities
Net Cash Provided by (Used in) Financing Activities	-	-

Net decrease in cash	(44,009)	(1,138,172)
Cash at beginning of period	533,692	3,641,313
Cash at end of period	$ 489,683	$ 2,503,141

Supplemental Disclosure of Cash Flow Information
Interest paid	$ -	$ 113,143
Taxes paid	-	-
Supplemental Disclosure of Non-Cash Transactions
Principal amount of convertible debentures converted	$ 72,900	$ -

The accompanying notes are an integral part of these consolidated financial statements.

Wentworth Energy, Inc.
Notes to the Financial Statements (Unaudited)
March 31, 2009

1.   Nature of Operations and Basis of Presentation

Wentworth Energy, Inc. (“Wentworth” or the “Company”) is an exploration and production company engaged in oil and gas exploration and production primarily in the East Texas area. The Company’s strategy is to lease all of its property in exchange for royalty interests and working interest participation in shallow zones.

The accompanying unaudited interim consolidated financial statements of Wentworth Energy, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the SEC and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Wentworth Energy’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on May 18, 2009. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2008, as reported in the Form 10-K have been omitted.

2.  Significant Accounting Policies

a)  Going concern

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern. Accordingly, they do not give effect to adjustments that would be necessary should the Company be unable to continue as a going concern, and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. However, the Company has incurred significant, recurring losses from operations, has a working capital deficiency, and is in default of the terms of its senior secured convertible notes and convertible debentures. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon achieving profitable operations, receiving deferrals of the interest payments due and a waiver of its defaults of the amended debt agreements from its senior secured convertible note holders and convertible debenture holder, and injection of additional capital. The outcome of these matters cannot be predicted at this time. Management of the Company is actively seeking potential partners who possess the necessary resources to assist the Company in developing its remaining properties in order to secure additional funds through lease bonuses and overriding royalty interests.

b)  Earnings (loss) per share

The following represents the calculation of net loss per common share:

	Three Months Ended March 31,
	2009	2008
Basic
Income (loss) operations	$ (3,762,985)	$ 1,035,513
Net income (loss) available to common stockholders	$ (3,762,985)	$ 1,035,513

Weighted average basic number of shares outstanding	57,193,056	26,559,216

Basic net income (loss) per share	$ (0.07)	$ 0.04

Diluted
Income (loss) from operations	$ (3,762,985)	$ 1,035,513

Plus: Income impact of assumed conversions of senior secured convertible notes
Interest, debt discount and deferred financing	Anti-dilutive	3,004,437
Gain on warrant and conversion feature derivatives	Anti-dilutive	(5,657,739)

Income adjusted for impact of senior secured convertible notes	(3,762,985)	(1,617,789)

Plus: Income impact of assumed conversions of convertible debentures
Interest, debt discount and deferred financing	Anti-dilutive	Anti-dilutive
Gain (loss) on warrant and conversion feature derivatives	Anti-dilutive	Anti-dilutive

Adjusted loss from operations	(3,762,985)	(1,617,789)

Weighted average basic number of shares outstanding	57,193,056	26,559,216
Common stock equivalent shares representing shares issuable upon exercise of stock options	Anti-dilutive	Anti-dilutive
Common stock equivalent shares representing shares issuable upon exercise of warrants	Anti-dilutive	66,767,940
Common stock equivalent shares representing shares issuable upon conversion of senior secured convertible notes	Anti-dilutive	82,733,188

Common stock equivalent shares representing shares issuable upon conversion of convertible debentures	Anti-dilutive	Anti-dilutive

Weighted average diluted number of shares outstanding after conversions	57,193,056	176,060,344

Diluted loss per share from operations	$ (0.07)	$ 0.04
Diluted loss per share operations	$ (0.07)	$ (0.01)

Common stock equivalents, including stock options and warrants, as of March 31, 2009 and March 31, 2008 totaling 138.3 million and 10.9 million shares, respectively, were not included in the computation of diluted loss (earnings) per share because the effect would have been anti-dilutive due to the net losses for the three months ended March 31, 2009 and March 31, 2008.

c)  Recently Issued Accounting Pronouncements

On January 1, 2009 we adopted the following accounting pronouncements: FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133;” SFAS No. 141R (revised 2007), “Business Combinations;” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” None of these pronouncements had a material impact on the Company’s financial position, results of operations, cash flows or disclosures.

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (FAS 107-1) to amend SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB 28, “Interim Financial Reporting.” FAS 107-1 changes the reporting requirements on certain fair value disclosures of financial instruments to include interim reporting periods. FAS 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption encouraged. The Company is currently assessing the impact, if any, that the adoption of this pronouncement will have on our disclosures.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (FAS 157-4) to amend SFAS No. 157, “Fair Value Measurements,” (SFAS 157). FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability has significantly decreased. In addition, FAS 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently assessing the impact, if any, that the adoption of this pronouncement will have on our operating results, financial position or cash flows.

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 states that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14 and that issuers of such instruments should account separately for the liability and equity components of the instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied retrospectively to all periods presented. Adoption of this statement did not have a material effect on the Company’s financial statements.

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. EITF 07-5 is effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited. On January 1, 2009, the Company adopted EITF 07-5 and the adoption of this statement had no material effect on our financial statements.

In June 2008, the Emerging Issues Task Force (EITF) reached final consensuses on EITF Issue 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5.” Certain conclusions reached in EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” were nullified in EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” Moreover, some of the conclusions in Issue No. 98-5 and Issue No. 00-27 were superseded by SFAS No. 150 , “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” While the conclusions reached in Issue No. 98-5 were subsequently updated to reflect the issuance of Issue No. 00-27 and SFAS No. 150, the transition guidance in Issue No. 98-5 was not revised. On January 1, 2009, the Company adopted EITF 08-4. The adoption of this standard did not have a material impact on our financial condition, results of operations, or cash flows.

d) Correction of Error and Reclassifications

The Company identified an error in the recognition of stock compensation in 2007 and restated its financial statements on Form 10-KSB/A – Amendment #2 for the year ended December 31, 2007 filed on February 11, 2009. Prior to identifying the 2007 error the Company recorded $384,448 of stock compensation in the quarter ended March 31, 2008, which was recorded as general and administration expenses. The March 31, 2008 general and administration expenses in this 10-Q have been adjusted to reflect the correction of this error which was not qualitatively significant to that period. In addition, certain reclassifications have been made to the comparative financial statements to conform to the current period’s presentation.

3.  Embedded Derivative Contract Liabilities

As of March 31, 2009, the Company had the following embedded derivative contract liabilities outstanding:

	Convertible Debentures		Senior Secured Convertible Notes		Private Placement Warrants	Total Derivative Contract Liabilities
	Conversion Feature	Warrants	Conversion Feature	Warrants
Derivative contract liabilities, December 31, 2008	$ 784,319	$ -	$ 26,530	$ 513,870	$ 1,306	$ 1,326,025
Elimination of derivative liability due to the exercise of warrants	-	-	-	-	-	-
Unrealized (gains) losses included in other revenue (expense) in the consolidated statements of operations	1,332,861	-	(25,154)	(76,452)	47	1,231,302
Derivative contract liabilities, March 31, 2009	$ 2,117,180	$ -	$ 1,376	$ 437,418	$ 1,353	$ 2,557,327

During 2006, the Company issued convertible debentures with a conversion feature based on the market value of the Company’s stock at the date of conversion. The conversion feature was evaluated under SFAS 133 and EITF 00-19 and was determined under EITF 00-19 to have characteristics of a liability and is therefore a derivative liability under SFAS 133. The conversion price is variable which caused the Company to conclude it is possible to have an insufficient number of common shares available to share-settle the convertible debentures, the senior secured convertible notes, also issued in 2006, and the related warrants. This caused the senior secured convertible notes and warrants not otherwise subject to SFAS 123R to also be classified as derivative liabilities under SFAS 133. Each reporting period, this derivative liability is fair valued with the non-cash gain or loss recorded in the period as a gain or loss on derivatives.

Unrealized gains and losses, at fair value, are included in the balance sheets as current liabilities. Changes in the fair value of the derivative contract liabilities are recorded in earnings at the end of each quarter, and included in other revenue (expense) in the statements of operations.

4.  Fair Value Measurements

The Company measures the fair value of its derivative liabilities using the fair value model of SFAS No. 157. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

The three levels are as follows:

Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 – Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 – Unobservable inputs reflect the Company’s judgments about the assumptions market participants would use in pricing the asset of liability since limited market data exists. These inputs are developed based on the best information available, using internal and external data.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2009.

	March 31, 2009
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets
None	$ -	$ -	$ -	$ -

Liabilities
Liabilities from derivative contracts	$ -	$2,557,327	$ -	$ 2,557,327

5.  Debt

The Company is in default of the terms of its senior secured convertible notes and its convertible debentures effective as of October 1, 2008 due to insufficient funds to make required payments on the debt. The senior secured convertible note holders and convertible debenture holders have denied further waiver of the default and deferral of the interest payments. Under the terms of the senior secured convertible notes, the interest rate escalated to 15% effective on the date of the default. Interest on the convertible debentures continues to accrue interest at 10%. The principal amount of both the senior secured convertible notes and the convertible debentures are reported as current liabilities in the Company’s financial statements as of March 31, 2009 and December 31, 2008.

Senior Secured Convertible Notes Payable

The Company has 9.15% senior secured convertible notes (the “convertible notes”) outstanding, with a principal amount totaling $53.8 million as of March 31, 2009, and Series A warrants to purchase 51,500,742 shares of the Company’s common stock at $0.001 per share, as well as Series B warrants to purchase 17,925,524 shares of the Company’s common stock at $0.65 a share. As of December 31, 2008, the outstanding principal totaled $53.8 million and the Company had Series A warrants to purchase 51,500,742 shares of common stock at $0.001 per share and Series B warrants to purchase 17,925,524 shares of common stock at $0.65 a share. As of March 31, 2009 and December 31, 2008, the notes and the accrued interest were convertible into common stock at the holders’ option at a rate of $0.65 per share. As of March 31, 2009 and December 31, 2008, accrued interest totaled $6.3 million and $4.5 million, respectively.

As of March 31, 2009 and December 31, 2008, the derivative liabilities attributed to the embedded conversion feature and the warrants issued in connection with the convertible notes had a fair market value of $0.4 million and $0.5 million, respectively. The change in the fair value of the derivative contract liabilities resulted in a non-cash gain of $0.1 million for the three months ended March 31, 2009, and resulted in a non-cash gain of $5.6 million for the three months ended March 31, 2008.

Convertible Debentures Payable

The Company has 10% secured convertible debentures (the “debentures”) outstanding, with a principal amount of $1.2 million as of March 31, 2009 and $1.3 million at December 31, 2008. As of March 31, 2009 and December 31, 2008, accrued interest totaled approximately $185,000 and $154,000, respectively.

The debentures were convertible at the option of the debenture holder into shares of the Company’s common stock at a conversion price of $0.65 per share until April 30, 2008 and thereafter are convertible at a price per share equal to the lower of $0.65 or 85% of the lowest volume weighted average daily closing price of the Company’s common stock during the 15 trading days immediately preceding the conversion date, subject to anti-dilution adjustments. During the quarter ended March 31, 2009 principal was reduced by $72,900 on the conversion of convertible debentures into 13,446,628 shares of common stock.

As of March 31, 2009 and December 31, 2008 the derivative liability attributed to the debentures had a fair market value of $2.1 million and $0.8 million, respectively. The change in the fair value of the derivative contract liabilities resulted in a non-cash loss of $1.3 million for the three months ended March 31, 2009, and resulted in a non-cash loss of $77,730 for the three months ended March 31, 2008.

6.  Related Party Transactions

The Company entered into transactions with related parties as follows. These amounts were recorded at the exchange amount, being the amount agreed to by the parties for the three months ended March 31, 2009 and 2008:

Three Months ended March 31, 2009:

a) The Company paid management and consulting fees to its Directors, persons related to Directors or entities controlled by Directors. The total expense for these fees during the three months ended March 31, 2009 was $94,918.

b) As of March 31, 2009, the Company had a receivable of $13,050 due from an entity that is owned by a former President and current director of the Company. During the fourth quarter 2008 it was found that the Company was paying Roboco Energy more overriding royalties then they were entitled to. Roboco Energy is owned by Mike Studdard, the Company’s former President and a current director. As a result, the Company set up this receivable for the amount overpaid. This receivable will be reimbursed from future payments for overriding royalties until the amount due is paid.

Three Months ended March 31, 2008:

a) The Company paid management and consulting fees to its Directors, persons related to Directors or entities controlled by Directors. The total expense for these fees during the three months ended March 31, 2008 was $164,700.

b) The Company paid rent to its Directors, persons related to Directors or entities controlled by Directors. The total rent expense paid to these parties during the three months ended March 31, 2008 was $21,168.

c) The Company paid oilfield service fees to a Director’s family members or an entity controlled by a Director’s family member. The total oilfield service fees paid to these parties during the three months ended March 31, 2008 was $17,091.

d) The Company paid overriding royalties to a corporation controlled by a director and/or a director’s family member. The total overriding royalties paid to these parties during the three months ended March 31, 2008 was $4,279.

f) As of March 31, 2008, the Company had a note receivable of $200,000 from an entity whose CEO is a former Director of the Company. On October 31, 2008, the Company wrote off this receivable which related to the sale in December 2006 of properties to Exterra Energy, Inc (formerly Green Gold, Inc.), of which the Company’s former CEO and director, John Punzo was appointed CEO and Chairman on July 8, 2008. Further, one of the Company’s former directors, Gordon C. McDougall, was a director of Exterra until June 23, 2008. The note was originally due in full November 1, 2007 but was subsequently extended to July 2008. The Company wrote off the note on October 31, 2008 due to the fact that no payment had been received since December 2007 and it was deemed to be uncollectible.

7.  Common Stock Transactions

During the three months ended March 31, 2009, 13,446,628 shares of common stock were issued upon the conversion of $72,900 of convertible debentures. During the three months ended March 31, 2008, there were 969,943 shares of common stock issued upon the cashless exercise of warrants.

8.  Warrants and Stock-Based Compensation

There were no warrants issued, exercised or expired during the quarter ended March 31, 2009. The intrinsic value of the 73,169,125 warrants outstanding at March 31, 2009 was $386,256.

The Company utilizes stock options to compensate key employees, directors, officers and consultants. Total stock based compensation expense was $4,223 for the three months ended March 31, 2009 and there was no unrecognized stock-based compensation as of December 31, 2008 or March 31, 2009.

A summary of options activity during the three months ended March 31, 2009 is as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2008	14,796,000	$ 0.65
Options granted	500,000	0.03
Options forfeited or expired	-	-
Options exercised	-	-
Outstanding at March 31, 2009	15,296,000	$ 0.63

9.  Asset Retirement Obligation

The following table summarizes the changes in the Company’s asset retirement obligation during the periods ended:

	March 31, 2009	December 31, 2008
Asset retirement obligation, beginning of period	$ 136,174	$ 140,115
Asset retirement obligations incurred in the current period	-	-
Asset retirement obligations settled in the current period	-	-
Accretion expense	3,204	12,819
Revisions in estimated cash flows	-	(16,760)
Asset retirement obligation, end of period	$ 139,378	$ 136,174

10.  Subsequent Events

During the month of April, 2009, 3,129,032 shares of common stock were issued upon the conversion of $9,700 of convertible debentures.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Item 6 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and the Notes to the Financial Statements contained in this report. Our financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q contain additional information that should be referred to when reviewing this material. Certain statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, which could cause actual results to differ from those expressed in this report.

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

The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors detailed below and discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on May 18, 2009. All forward-looking statements speak only as of the date of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties relate to, among other matters, the following:

•

our business strategy,

•

estimated quantities of gas and oil reserves,

•

uncertainty of commodity prices in oil and gas,

•

our financial position,

•

our cash flow and liquidity,

•

replacing our gas and oil reserves,

•

our inability to retain and attract key personnel,

•

uncertainty regarding our future operating results,

•

uncertainties in exploring for and producing gas and oil,

•

availability of drilling and production equipment and field service providers,

•

disruptions to, capacity constraints in or other limitations on the pipeline systems which deliver our gas and other processing and transportation considerations,

•

our inability to obtain additional financing necessary to fund our operations and capital expenditures and to meet our other obligations,

•

competition in the oil and gas industry,

•

the effects of government regulation, permitting and other legal requirements,

•

plans, objectives, expectations and intentions contained in this report that are not historical, and

•

other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 and filed with the SEC on May 18, 2009.

Overview

We are an exploration and production company engaged in oil and gas exploration, drilling and development. We currently have oil and gas interests in Anderson County, Freestone County and Jones County, Texas. We allowed an oil and gas lease interest in Leon County, Texas to expire in March 2009. Our strategy is to lease all of our properties in exchange for royalty interests and working interest participation in the shallow zones. Due to our lack of adequate financial resources, we may utilize joint ventures or farm-outs to develop our properties.

Our financial position is critically dependent upon the following: (1) successful discovery and economical recovery of adequate hydrocarbons on our properties; (2) access to additional equity and/or other forms of funding; (3) finding a joint venture partner to farm-in and develop our properties; and (4) obtaining a forbearance and deferral of interest and principal payments from the holders of our senior convertible notes and convertible debentures. There can be no assurance that we will be successful in any of these matters.

Our current production is derived from two wells, namely Shiloh #1 and #3 in Freestone County. Shiloh #3 was recompleted from the Cotton Valley zone to the Rodessa zone during June 2008. Most of the production comes from Shiloh #3 with an average daily gross production of 800 MCF of gas. We own a 38.75% and 38.5% net revenue interest in Shiloh #1 and #3, respectively, and we are the operator.

Due to a lack of capital, we have deferred all drilling activity since the latter part of 2007. However, during this period, we were resolving title issues, continued to generate a number of low risk and offset drilling locations, and examine other zones in existing well bores for possible recompletion. We expect this will significantly reduce the lead time to commence drilling when sufficient new capital becomes available. Above all, we have been actively seeking industry partners to lease from us the remaining undeveloped parts of our properties. We have met and discussed this opportunity with a number of oil and gas companies and we are in advance level of discussions with two potential partners.

Our former wholly-owned subsidiary, Barnico Drilling, Inc., had a significant decline in drilling revenue commencing in the second half of 2007. Further, due to a lack of capital, we were unable to utilize Barnico’s resources to drill our own properties. In order to recoup part of our investment, we sold all of the outstanding shares of Barnico during the second quarter of 2008 to CamTex Energy, Inc., a corporation in which George Barnes, our former Vice President of Operations, is an officer. In August 2008, CamTex Energy, Inc. defaulted on the note.

We repossessed the drilling rigs and related equipment and we have stored them in a secured storage location. We have been actively marketing them through various channels. If we are unable to find a buyer, they will be auctioned off during June 2009. We have presented these assets in our balance sheet as a long-term asset captioned “Assets held for sale – equipment”. An independent appraisal of the equipment at the end of the first quarter of 2009 indicated a value of $1,968,436 which resulted in us recording an impairment charge of $359,775 in the current quarter.

We have not paid the quarterly interest payments on our senior secured convertible notes of approximately $1.23 million per quarter during each of the last three quarters. Payments of interest were due to the holders of our senior secured convertible notes on October 1, 2008, January 1, 2009 and April 1, 2009. We do not have sufficient funds to make these payments. With respect to the senior secured convertible notes, we were granted a forbearance and deferral of interest payment until January 1, 2009. Since January 1, 2009 the note holders have denied our request for a further waiver of default and deferral of the quarterly interest payments and accordingly, we are in default on the notes.

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

Due to our inability to make the payments required on the convertible debentures and the senior secured convertible notes, we are in default of these agreements effective October 1, 2008. Under the terms of the senior secured convertible notes, the interest rate escalated to 15% effective on the default date of October 1, 2008. Interest on the convertible debentures continues to accrue interest at 10%. The principal amount of both the senior secured convertible notes and the convertible debentures are reported as current liabilities in our financial statements due to the defaults.

Presently, we are focusing our efforts in concluding a leasing agreement with the potential partners, which is dependent upon (1) our successful negotiation with Marathon to re-assign the shallow rights back to Wentworth (see “Mineral Lease and Joint Operating Agreement” below); (2) note holders’ and debenture holder approval; (3) board approval; and (4) a satisfactory title opinion. However, there is no assurance that an agreement will be reached.

If a leasing agreement is completed, we expect drilling of new wells to commence shortly. In the mid- to long-term, our ability to meet our debt service obligations will be dependent upon the results of drilling new wells by our potential partners. Further, if we are successful in selling the Barnico assets, and subject to the note holders’ concurrence, we may be able to selectively participate in drilling of the new wells, which would enable us to earn working interest, in addition to royalty interest.

In the short term, management continues to reduce administrative overhead and operate within the revenue generated from the Shiloh #3 well and royalty interest from other wells.

Notwithstanding the above, management continues to explore other opportunities including joint ventures, mergers and sale of property.

Mineral Lease and Joint Operating Agreement

In November 2006, we signed two three-year oil, gas & mineral leases and a joint operating agreement with Marathon Oil Company and its affiliate (together, “Marathon”) to explore approximately 9,200 acres of our P.D.C. Ball Property in Freestone County, Texas. The agreements give Marathon the right to drill deep gas wells on the property (below 8,500 feet) and the opportunity to partner with us on drilling upper zones (above 8,500 feet) on a 50/50 basis; however, we do not currently have sufficient capital to participate in such production. We retained a 21.5% royalty interest in any revenue generated from the property below 8,500 feet and a 23% royalty interest in any revenue generated from the property above 8,500 feet. As part of the agreement, we acquired a seismic license giving us access to all seismic data collected during Marathon’s three-year lease. Marathon reportedly gathered seismic data during 2007 and the first quarter of 2008, and identified drilling locations for deep wells within the lease. Marathon began drilling its first deep well (M-1) of approximately 15,000 feet during the latter part of the third quarter of 2008. Drilling of M-1 was completed during December 2008. This well has not been perforated for production. Accordingly, it could be dry or produce an amount of salt water that would make the well uneconomical to operate. No reserve value is given to this well due to its current status.

This three-year lease with Marathon expires on November 1, 2009. Marathon has requested an extension of the lease on the deep rights (below 8,500 feet) until April 2010, with a further option to extend the lease to October, 2010. The shallow rights (above 8,500 feet) are expected to be re-assigned back to Wentworth under certain terms and conditions, so that we can re-lease to any party, including the potential partners. Our potential partners are particularly interested in the shallow lease of this property as it provides the most complete seismic and production data and would facilitate identification of low risk and high probability drill sites.

On the remaining approximately 18,000 gross acres of our P.D.C. Ball Property, we are continuing to seek partners to jointly develop the property. Several companies have expressed an interest in participating in a similar arrangement as the Marathon lease described above. Management has met with many interested parties over the past several months however we are currently not engaged in negotiations with any party beyond the two potential partners previously mentioned.

Freestone County, Texas Shiloh Well #1 and #3

The Shiloh #1 and #3 wells were existing wells and have produced natural gas since the 1970s. They are located on 640 acres within the P.D.C. Ball Property. Total production from these wells during fiscal 2008, was 201 MMCF compared to 57 MMCF during fiscal 2007. During the first quarter of 2009, the Shiloh wells produced approximately 73 MMCF versus 11 MMCF over the same period in 2008. The reduced production during 2007 and first quarter of 2008 was attributed to down-hole problems of Shiloh #3. Production of gas from Shiloh #3 was suspended for remedial work, which was completed in June 2008. After the remedial work, the Shiloh #3 well has a stabilized average daily flow rate of 800 MCF of gas on a 14/64th choke. The flowing tubing pressure is 650 psig and the calculated Absolute Open Flow is 1.2 million cubic feet per day. Production from Shiloh #1 remained substantially unchanged at nominal volume of 6.9 MMCF for the first quarter of 2009 and we do not have plans for further remedial work on it until funds are available.

Results of Operations

Overview

We had a net loss of $3.8 million for the three months ended March 31, 2009, compared to net income of $1.0 million for the three months ended March 31, 2008. The decrease in net income was principally due to the decrease in the non-cash gain on the derivative liabilities as a result of the change in their fair values. There was a non-cash loss of $1.2 million for the three months ended March 31, 2009 compared to a non-cash gain of $5.6 million for the three months ended March 31, 2008. This decrease in income was partially offset by decreases in general and administrative costs and finance and interest costs as more fully explained below.

Three Months Ended March 31, 2009, Compared to Three Months Ended March 31, 2008

Revenues

Revenue from oil and gas sales was $190,408 for the three months ended March 31, 2009 compared to $78,113 for the three months ended March 31, 2008. The increase in production revenue was primarily due to remedial work done on the Shiloh #3 well and its perforation of the higher Rodessa zone in the second quarter of 2008. Total oil and gas revenue for the three months ending March 31, 2009 was derived from royalties of approximately $79,000 and production from Shiloh #1 and #3 of approximately $111,000.

Operating Expenses

Our operating costs totaled $0.9 million for the three months ended March 31, 2009, compared to $1.4 million for the three months ended March 31, 2008. The $0.5 million decrease in expenses was primarily due to the decrease of $0.9 million in general and administrative expenses discussed below offset by an impairment loss of $0.4 million on equipment held for sale recognized in the first quarter of 2009.

General and Administrative

Total general and administrative costs were $0.4 million for the three months ended March 31, 2009, versus $1.3 million for the three months ended March 31, 2008, a net decrease of $0.9 million. The following comparative table provides detail of the most significant general and administrative costs:

	Three months ended March 31		Increase (Decrease)
	2009	2008
Wages	$ 11,631	$ 59,889	$ (48,258)
Legal fees	104,772	195,340	(90,568)
Audit and accounting fees	116,017	508,234	(392,217)
Management and consulting services	72,258	193,440	(121,182)

Wages decreased during the first quarter of 2009 as compared to 2008 due to a reduction in the number of employees employed by the company in the first quarter of 2009. As a result of a number of lawsuits that were active during the first quarter of 2008, as well as various SEC filings under way during that time period, legal fees during that period were higher than they were during the first quarter of 2009. The decrease of $0.4 million in audit and accounting fees for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was due to various SEC filings in progress and more costs incurred during 2008 as a result of restatements of previously reported financial statements in response to comments issued by the Securities and Exchange Commission. Management and consulting services decreased by $0.1 million during the first quarter of 2009 as compared to 2008, due to a reduction in the amount of these services being required by the Company.

Finance and Interest Costs

Finance and interest costs were $1.9 million in the three months ended March 31, 2009, which represented a decrease of $1.3 million from the three months ended March 31, 2008. Finance and interest costs relate primarily to interest accrued on our senior secured convertible notes and our convertible debentures and amortization of the debt discount related to the senior secured convertible notes. Due to our default on the senior secured convertible notes and convertible debentures, the debt discount and deferred finance costs associated with the debt have been charged off as of December 31, 2008. Interest and finance costs were less in the first quarter of 2009 as compared to the first quarter of 2008 due to these costs being amortized in the first quarter of 2008.

Other (Income) Expense

We had $3.1 million of other expense for the three months ended March 31, 2009, versus $2.3 million in other income for the three months ended March 31, 2008. In addition to the finance and interest costs discussed above, the largest component thereof for the first quarter of 2008, was a $1.2 million non-cash loss from derivative contracts related to the change in the fair value of the derivative contract liability, as compared to a $5.6 million non-cash gain during the first quarter of 2008. The derivative contract liabilities relate to the fair value of the beneficial conversion feature of our convertible debentures and senior secured convertible notes issued in 2006, and the fair value of the related warrants. Under guidance from SFAS No. 133 and EITF 00-19, 00-27 and 05-2, the Company is required to report the liability at fair value and record the fluctuation in the fair value to current operations.

Liquidity and Capital Resources

We have incurred significant losses from operations and we are in default of the terms of our senior secured convertible notes and convertible debentures as of October 1, 2008. These factors have raised substantial doubt about the Company’s ability to continue as a going concern. Our financial position is critically dependent upon the following: (1) successful discovery and economical recovery of adequate hydrocarbons on our properties; (2) access to additional equity and/or other forms of funding; (3) finding a joint venture partner to farm-in and develop our properties; and (4) obtaining a forbearance and deferral of interest and principal payments from the holders of our senior secured convertible notes and convertible debentures. There can be no assurance that we will be successful in any of these matters. As the Company has no debt or equity funding commitments, we will need to rely upon best efforts financings. There can be no assurance that the Company will be successful in raising the required capital. The failure to raise sufficient capital through future debt or equity financings or otherwise may force us to curtail operations, sell assets, or it may result in the failure of our business.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures. The Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of March 31, 2009 that, as a result of the following material weaknesses in internal control over financial reporting as described further in the Company’s Annual Report on Form 10-K filed with the SEC on May 18, 2009, disclosure controls and procedures were ineffective in providing reasonable assurance that material information is made known to them by others within the Company:

a)

We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with our complexity and our financial accounting and reporting requirements. We have limited experience in the areas of financial reporting and disclosure controls and procedures. Also, we do not have an independent audit committee. As a result, there is a lack of monitoring of the financial reporting process and there is a reasonable possibility that material misstatements of the consolidated financial statements, including disclosures, will not be prevented or detected on a timely basis; and

b)

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

Changes in internal control over financial reporting

There have been no changes to our internal control in the quarter ended March 31, 2009.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are not aware of any proceedings contemplated by a governmental authority. We are party to litigation as follows.

On February 13, 2008, Kenneth L. Berry and Savant Energy Corporation commenced a lawsuit against us, our former Chief Executive Officer, John Punzo, our former President, Michael Studdard, our Chief Financial Officer, Francis Ling, and our former director, Gordon McDougall, in the County Court at Law No. 4 of Nueces County, Texas. The lawsuit relates to the Company’s alleged breach of contract in which the plaintiff was to provide approximately $60.0 million in financing in consideration of 50% of the Company’s outstanding common stock. The lawsuit seeks to require the Company’s continued performance of the alleged contract and/or recovery of any actual damages sustained by the plaintiff. In March 2008, the lawsuit was discontinued and the parties expect to resolve the matter by mediation. There have been no mediation hearings, as yet, and we have had no further correspondence from the plaintiff.

On December 19, 2008, the Company commenced a lawsuit against our former subsidiary, Barnico Drilling, Inc., our former Vice President, George Barnes, and CamTex Energy, Inc., in the District Court of Anderson County, Texas. The lawsuit relates to the Company’s attempt to repossess certain items from George Barnes and CamTex Energy, Inc. in accordance with the court ruling on September 9, 2008. George Barnes refused to turn over these items claiming that the items are not owned by Barnico and that the items are actually owned by George Barnes and his family. This case was heard in the District Court of Anderson County, Texas on March 12, 2009 and Mr. Barnes was ordered to immediately relinquish to Wentworth possession of a workover rig. Mr. Barnes was also held in contempt of court for his failure to relinquish possession of the workover rig and Wentworth was awarded its attorney fees and costs incurred in preparing the motion.

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

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (A)
Jan 5, 2009	Common stock	2,411,765	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $20,500 of convertible debentures	Sec. 4(2)
Jan 27, 2009	Common stock	2,527,273	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $13,900 of convertible debentures	Sec. 4(2)
Feb 18, 2009	Common stock	2,655,738	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $16,200 of convertible debentures	Sec 4(2)

Mar 5, 2009	Common stock	2,851,852	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $15,400 of convertible debentures	Sec. 4(2)
Mar 23, 2009	Common stock	3,000,000	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $6,900 of convertible debentures	Sec. 4(2)
Mar 25, 2009	Stock options(B)	500,000	David W. Steward	Nil	Employment services	Sec. 4(2)

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

(B)

Stock options exercisable at $0.03 per share until March 25, 2014.

Item 3.  Defaults upon Senior Securities

The Company is in default of the terms of its senior secured convertible notes and convertible debentures. The default was effective on October 1, 2008 due to our inability to make interest payments on the senior secured convertible notes that were due October 1, 2008, January 1, 2009 and April 1, 2009. This resulted in a cross-default under the terms of the terms of our convertible debentures. The principal amount of the senior secured convertible notes and convertible debentures is $53.8 million and $1.2 million, respectively, as of March 31, 2009. Accrued interest on these amounts totaled $6.5 million as of March 31, 2009. Upon an event of default, the note holders and debenture holders may require the Company to redeem all or a portion of the notes and debentures.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the first quarter of 2009.

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

Date: May 19, 2009

/s/ David W. Steward

David W. Steward, duly authorized officer

and Principal Executive Officer

Date: May 19, 2009

/s/ Francis K. Ling

Francis K. Ling, Principal Financial Officer