Form 10-Q
period 2009-06-30
Wentworth Energy, Inc.
filed 2009-08-14
CIK 1138932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes [ ]

No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   74,177,231 shares of common stock as of August 14, 2009.

PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

Wentworth Energy, Inc.
Balance Sheets (Unaudited)
	June 30, 2009	December 31, 2008
Assets
Current
Cash	$ 252,602	$ 533,692
Accounts receivable	790,999	216,689
Prepaid expenses	24,149	36,468
Total Current Assets	1,067,750	786,849

Oil and gas properties (successful efforts):
Royalty interest, net	208,455	224,425
Proved oil and gas properties, net	13,819,782	13,930,393
Unproved oil and gas properties	5,672,784	5,672,784
Restricted cash	88,394	82,590
Other operating property and equipment, net	110,358	122,626
Assets held for sale – equipment	-	2,328,211
Total Assets	$ 20,967,523	$ 23,147,878

Liabilities
Current
Accounts payable and accrued liabilities	$ 302,841	$ 379,235
Accrued interest payable	8,407,242	4,653,349
Deposit on lease option	-	90,000
Derivative liabilities	765,633	1,326,025
Convertible debentures payable	1,210,473	1,310,873
Senior secured convertible notes payable	53,776,572	53,776,572
Total Current Liabilities	64,462,761	61,536,054

Asset retirement obligation	142,403	136,174
Total Liabilities	64,605,164	61,672,228

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value, 2,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized 70,717,772 and 50,845,816 issued and outstanding, respectively	70,717	50,845
Additional paid-in capital	53,425,397	53,280,116
Accumulated Deficit	(97,133,755)	(91,855,311)
Total Stockholders’ Equity	(43,637,641)	(38,524,350)
Total Liabilities and Stockholders’ Equity	$ 20,967,523	$ 23,147,878

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.
Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue
Oil and gas revenue	$ 134,820	$ 142,139	$ 325,228	$ 220,252
Total revenue	134,820	142,139	325,228	220,252
Operating Expenses
Lease operating expenses	52,482	19,191	94,069	67,895
Depreciation and depletion	65,215	24,222	138,293	43,085
General and administrative	318,711	636,858	707,101	1,932,219
Total operating expenses	436,408	680,271	939,463	2,043,199
Loss from operations	(301,588)	(538,132)	(614,235)	(1,822,947)

Other Income (Expense)
Interest income	844	14,277	884	36,234
Interest and finance costs	(1,876,482)	(3,433,372)	(3,754,434)	(6,608,195)
Other income	99,712	38,256	118,364	64,140
Loss on settlement of lawsuit	-	(26,100)	-	(166,100)
Unrealized gain on derivatives	1,731,164	9,930,708	499,861	15,518,018
Total other income (expense)	(44,762)	6,523,769	(3,135,325)	8,844,097

Income (loss) from continuing operations	(346,350)	5,985,637	(3,749,560)	7,021,150
Loss from discontinued operations	(1,169,109)	-	(1,528,884)	-

Net Income (Loss)	$ (1,515,459)	$ 5,985,637	$(5,278,444)	$ 7,021,150

Net income (loss) per share - Basic
Continuing operations	$ (0.01)	$ 0.22	$ (0.06)	$ 0.26
Discontinued operations	$ (0.01)	$ -	$ (0.02)	$ -
Net income (loss)	$ (0.02)	$ 0.22	$ (0.08)	$ 0.26
Net income (loss) per share (Note 2b) - Diluted
Continuing operations	$ (0.01)	$ (0.01)	$ (0.06)	$ (0.01
Discontinued operations	$ (0.01)	$ -	$ (0.02)	$ -
Net income (loss)	$ (0.02)	$ (0.01)	$ (0.08)	$ (0.01)
Weighted average shares outstanding
Basic	67,702,608	27,695,163	62,476,864	27,127,189
Diluted	67,702,608	195,664,120	62,476,864	175,351,247

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.
Statement of Stockholders’ Equity Six months ended June 30, 2009 (Unaudited)

	Number of Shares	Par Value	Additional Paid-in Capital	Deficit Accumulated	Total
Balances, December 31, 2008	50,845,816	$ 50,845	$ 53,280,116	$ (91,855,311)	$ (38,524,350)
Warrants previously recorded as derivatives	-	-	60,531	-	60,531
Issuance of common stock upon conversion of debt	19,871,956	19,872	80,528	-	100,400
Stock-based compensation	-	-	4,222	-	4,222
Net loss	-	-	-	(5,278,444)	(5,278,444)
Balances, June 30, 2009	70,717,772	$ 70,717	$ 53,425,397	$ (97,133,755)	$ (43,637,641)

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.
Statements of Cash Flows (Unaudited)
	Six months ended June 30,
	2009	2008
Cash Flows from Operating Activities
Net income (loss)	$ (5,278,444)	$ 7,021,150
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and depletion	138,293	43,085
Amortization of discount on convertible debentures	-	257,756
A Amortization of discount on senior secured notes	-	3,008,634
Amortization of deferred financing costs	-	1,151,129
Stock compensation	4,222	-
Accretion of asset retirement obligation	6,229	6,407
Gain on derivatives	(499,861)	(15,518,018)
Loss on sale of equipment	1,169,190	1,788
Impairment of oil and gas properties	-	1,121
Impairment of equipment	359,775	-
Stock issued for settlement of lawsuit and other	-	140,000
Write-off of deposit on lease option	(90,000)	-
Change in operating assets and liabilities:
Accounts receivable	125,017	(235,671)
Federal income tax receivable	-	74,043
Prepaid expenses	12,319	47,729
Accounts payable and accrued liabilities	(76,394)	(270,666)
Accrued interest payable	3,753,893	1,014,273
Due to related parties	-	(47,692)
Net Cash Used in Operating Activities	(375,761)	(3,304,932)

Cash Flows from Investing Activities
Additions to oil and gas properties	-	(202,003)
Purchase of other property and equipment	-	(2,261)
Proceeds from sale of property and equipment	100,475	14,000
Proceeds from transfer of assets under note receivable	-	50,000
Increase in value of certificates of deposit - restricted	(5,804)	-
Net Cash Provided by (Used in) Investing Activities	94,671	(140,264)

Net decrease in cash	(281,090)	(3,445,196)
Cash at beginning of period	533,692	3,641,313
Cash at end of period	$ 252,602	$ 196,117

Supplemental Disclosure of Cash Flow Information
Interest paid	$ -	$ 1,231,319
Taxes paid	-	-
Supplemental Disclosure of Non-Cash Transactions
Principal amount of convertible debentures converted	$ 100,400	$ -
Warrants previously recorded as derivatives	60,531	-
Receivable for fixed assets sold	699,327	-
Shares issued upon cashless exercise of warrants	-	2,950

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.
Notes to the Financial Statements (Unaudited)

1.   Nature of Operations and Basis of Presentation

Wentworth Energy, Inc. (“Wentworth” or the “Company”) is an exploration and production company engaged in oil and gas exploration and production in East Texas. The Company’s strategy is to lease all of its property in exchange for royalty interests and working interest participation in shallow zones.

The accompanying unaudited interim consolidated financial statements of Wentworth Energy, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the SEC and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Wentworth Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on May 18, 2009. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2008, as reported in the Form 10-K have been omitted.

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

b)  Earnings (loss) per share

The following represents the calculation of net loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic
Income (loss) from continuing operations	$ (346,350)	$ 5,985,637	$ (3,749,560)	$ 7,021,150
Loss from discontinued operations	(1,169,109)	-	(1,528,884)	-
Net income (loss) available to common stockholders	$ (1,515,459)	$ 5,985,637	$ (5,278,444)	$ 7,021,150

Weighted average basic number of shares outstanding	67,702,608	27,695,163	62,476,864	27,127,189

Basic income (loss) per share from continuing operations	$ (0.01)	$ 0.22	$ (0.06)	$ 0.26
Basic loss per share from discontinued operations	$ (0.01)	$ -	$ (0.02)	$ -
Basic income (loss) per share	$ (0.02)	$ 0.22	$ (0.08)	$ 0.26

Diluted
Income (loss) from continuing operations	$ (1,515,459)	$ 5,985,637	$ (5,278,444)	$ 7,021,150

Plus: Income impact of assumed conversions of senior secured convertible notes
Interest, debt discount and deferred financing	Anti-dilutive	3,229,379	Anti-dilutive	6,233,816
Gain on warrant and conversion feature derivatives	Anti-dilutive	(9,590,488)	Anti-dilutive	(15,248,227)

Income adjusted for impact of senior secured convertible notes	(1,515,459)	(375,472)	(5,278,444)	(1,993,261)

Plus: Income impact of assumed conversions of convertible debentures
Interest, debt discount and deferred financing	Anti-dilutive	202,815	Anti-dilutive	Anti-dilutive
Gain (loss) on warrant and conversion feature derivatives	Anti-dilutive	(340,220)	Anti-dilutive	Anti-dilutive

Adjusted loss from continuing operations	(1,515,459)	(512,877)	(5,278,444)	(1,993,261)

Weighted average basic number of shares outstanding	67,702,608	27,695,163	62,476,864	27,127,189
Common stock equivalent shares representing shares issuable upon exercise of stock options	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Common stock equivalent shares representing shares issuable upon exercise of warrants	Anti-dilutive	65,348,088	Anti-dilutive	65,490,870
Common stock equivalent shares representing shares issuable upon conversion of senior secured convertible notes	Anti-dilutive	82,733,188	Anti-dilutive	82,733,188

Common stock equivalent shares representing shares issuable upon conversion of convertible debentures	Anti-dilutive	19,887,681	Anti-dilutive	Anti-dilutive

Weighted average diluted number of shares outstanding after conversions	67,702,608	195,664,120	62,476,864	175,351,247

Diluted loss per share from continuing operations	$ (0.01)	$ (0.01)	$ (0.06)	$ (0.01)
Diluted loss per share from discontinued	$ (0.01)	$ -	$ (0.02)	$ -
Diluted loss per share available to common stockholders	$ (0.02)	$ (0.01)	$ (0.08)	$ (0.01)

Common stock equivalents, including stock options and warrants, totaling 273.5 million and 273.4 million shares, respectively, were not included in the computation of diluted loss per share because the effect would have been anti-dilutive due to the net losses for the three months ended June 30, 2009 and the six months ended June 30, 2009.  Common stock equivalents of 19.9 million shares were not included in the computation of diluted loss per share for the six months ended June 30, 2008 because the grant prices were greater than the average market prices of the common shares and the effect would have been anti-dilutive.

Weighted average diluted number of shares outstanding for the three months and six months ended June 30, 2008 were previously reported as 186,695,203 and 186,268,398, respectively, and have been restated to include shares issuable upon conversion of the senior secured convertible notes and/or convertible debentures.  This restatement did not have a material effect on the Company’s diluted earnings (loss) per share.

c)  Recently Issued Accounting Pronouncements

On January 1, 2009 the Company adopted the following accounting pronouncements: FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133;” SFAS No. 141R (revised 2007), “Business Combinations;” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” None of these pronouncements had a material impact on the Company’s financial position, results of operations, cash flows or disclosures.

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

In July 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, (“SFAS 168”), which replaces FASB Statement No, 162 (“SFAS 162”). SFAS 168 established The FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles.  When the Codification is in effect, all of its content will carry the same level of authority.  This change will effectively supersede SFAS 162.  SFAS 168 becomes effective September 15, 2009.  The FASB does not expect that SFAS 168 will result in a change in current practice, and the Company does not believe that SFAS 168 will have an impact on operating results, financial position or cash flows.

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

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. EITF 07-5 is effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited. On January 1, 2009, the Company adopted EITF 07-5 and the adoption of this statement had no material effect on its financial statements.

In June 2008, the Emerging Issues Task Force (EITF) reached final consensuses on EITF Issue 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5.” Certain conclusions reached in EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” were nullified in EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” Moreover, some of the conclusions in Issue No. 98-5 and Issue No. 00-27 were superseded by SFAS No. 150 , “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” While the conclusions reached in Issue No. 98-5 were subsequently updated to reflect the issuance of Issue No. 00-27 and SFAS No. 150, the transition guidance in Issue No. 98-5 was not revised. On January 1, 2009, the Company adopted EITF 08-4. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

Effective this quarter, the Company implemented SFAS No. 165, Subsequent Events (“SFAS 165”). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after June 30, 2009 up through August 14, 2009, the date the Company issued these financial statements.  During this period, the Company did not have any material recognizable subsequent events. However, the Company did have nonrecognizable subsequent events as disclosed in Footnote 9.

d) Correction of Error and Reclassifications

The Company identified an error in the recognition of stock compensation in 2007 and restated its financial statements on Form 10-KSB/A – Amendment #2 for the year ended December 31, 2007 filed with the SEC on February 11, 2009. Prior to identifying the 2007 error the Company recorded $411,429 and $795,877 of stock compensation in the three months and six months ended June 30, 2008, respectively, which was recorded as general and administration expenses. The June 30, 2008 general and administration expenses in the financial statements herein have been adjusted to reflect the correction of this error which was not qualitatively significant to that period. In addition, certain reclassifications have been made to the comparative financial statements to conform to the current period’s presentation.

3.  Embedded Derivative Liabilities

As of June 30, 2009, the Company had the following embedded derivative liabilities outstanding:

	Convertible Debentures		Senior Secured Convertible Notes		Private Placement Warrants	Total Derivative Liabilities
	Conversion Feature	Warrants	Conversion Feature	Warrants
Derivative liabilities, December 31, 2008	$ 784,319	$ -	$ 26,530	$ 513,870	$ 1,306	$ 1,326,025
Warrants previously recorded as derivatives	(60,531)	-	-	-	-	(60,531)
Unrealized (gains) losses included in other revenue (expense) in the statements of operations	(475,657)	-	(26,530)	1,821	505	(499,861)
Derivative liabilities, June 30, 2009	$ 248,131	$ -	$ -	$ 515,691	$ 1,811	$ 765,633

During 2006, the Company issued convertible debentures with a conversion feature based on the market value of the Company’s stock at the date of conversion. The conversion feature was evaluated under SFAS 133 and EITF 00-19 and was determined under EITF 00-19 to have characteristics of a liability and is therefore a derivative liability under SFAS 133. The conversion price is variable, which caused the Company to conclude it is possible to have an insufficient number of common shares available to share-settle the convertible debentures, the senior secured convertible notes, also issued in 2006, and the related warrants. This caused the senior secured convertible notes and warrants not otherwise subject to SFAS 123R to also be classified as derivative liabilities under SFAS 133. Each reporting period, this derivative liability is fair valued with the non-cash gain or loss recorded in the period as a gain or loss on derivatives.

Unrealized gains and losses, at fair value, are included in the balance sheets as current liabilities. Changes in the fair value of the derivative liabilities are recorded in earnings at the end of each quarter, and included in other revenue (expense) in the statements of operations.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2009.

June 30, 2009
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets
None	$ -	$ -	$ -	$ -

Liabilities
Liabilities from derivatives	$ -	$ 765,633	$ -	$ 765,633

5.  Loss on Discontinued Operations

In May 2008, the Company sold all of its outstanding shares in Barnico Drilling, Inc., a former wholly-owned subsidiary, to CamTex Energy, Inc., a corporation in which George Barnes, the Company’s former Vice President of Operations, is an officer.  In August 2008, the purchaser defaulted on the note and the Company repossessed the drilling and related equipment.  The equipment was sold at auction in June 2009 for total proceeds of $0.9 million.  The book value of the equipment at that date was $2.0 million and the selling expenses were $110,000, therefore the Company recognized a loss on the sale of the equipment of $1.2 million at the time of the sale.  Cash proceeds of $0.2 million were received in June 2009 and an account receivable of $0.7 million was recorded.  The Company received payment of the account receivable in July 2009.  This loss has been reported in the statements of operations as a loss from discontinued operations for the three months ended June 30, 2009.  The loss from discontinued operations for the six months ended June 30, 2009 also includes an impairment charge of $0.3 million for a total loss of $1.5 million.

6.  Debt

The Company is in default of the terms of its senior secured convertible notes and its convertible debentures effective as of October 1, 2008 due to insufficient funds to make required payments on the debt. The senior secured convertible note holders and convertible debenture holders have denied further waiver of the default and deferral of the interest payments. Under the terms of the senior secured convertible notes, the interest rate escalated from 9.15% to 15% per annum effective on the date of the default. Interest on the convertible debentures continues to accrue at 10% per annum. The principal amount of both the senior secured convertible notes and the convertible debentures are reported as current liabilities in the Company’s financial statements as of June 30, 2009 and December 31, 2008.

Senior Secured Convertible Notes Payable

The Company has senior secured convertible notes (the “convertible notes”) outstanding, with a principal amount totaling $53.8 million as of June 30, 2009, and Series A warrants to purchase 51,500,742 shares of the Company’s common stock at $0.001 per share, as well as Series B warrants to purchase 17,925,524 shares of the Company’s common stock at $0.65 per share. As of December 31, 2008, the outstanding principal totaled $53.8 million and the Company had Series A warrants to purchase 51,500,742 shares of common stock at $0.001 per share and Series B warrants to purchase 17,925,524 shares of common stock at $0.65 per share. As of June 30, 2009 and December 31, 2008, the notes and the accrued interest were convertible into common stock at the holders’ option at a rate of $0.65 per share. As of June 30, 2009 and December 31, 2008, accrued interest totaled $8.2 million and $4.5 million, respectively.

As of June 30, 2009 and December 31, 2008, the derivative liabilities attributed to the embedded conversion feature and the warrants issued in connection with the convertible notes had a fair market value of $0.5 million and $0.5 million, respectively. The change in the fair value of the derivative liabilities resulted in a non-cash loss of $77,000 and a non-cash gain of $25,000 for the three months and six months ended June 30, 2009, respectively.  The change resulted in a non-cash gain of $9.6 million and a non-cash gain of $15.2 million for the three months and six months ended June 30, 2008, respectively.

Convertible Debentures Payable

The Company has 10% secured convertible debentures (the “debentures”) outstanding, with a principal amount of $1.2 million as of June 30, 2009 and $1.3 million at December 31, 2008. As of June 30, 2009 and December 31, 2008, accrued interest totaled approximately $216,000 and $154,000, respectively.

The debentures were convertible at the option of the debenture holder into shares of the Company’s common stock at a conversion price of $0.65 per share until April 30, 2008 and thereafter are convertible at a price per share equal to the lower of $0.65 or 85% of the lowest volume weighted average daily closing price of the Company’s common stock during the 15 trading days immediately preceding the conversion date, subject to anti-dilution adjustments. During the three months ended June 30, 2009 principal was reduced by $27,500 upon the conversion of debentures into 6,425,328 shares of common stock.  For the six months ended June 30, 2009 principal was reduced by $100,400 upon the conversion of debentures into 19,871,956 shares of common stock.

As of June 30, 2009 and December 31, 2008 the derivative liability attributed to the debentures had a fair market value of $0.3 million and $0.8 million, respectively. The change in the fair value of the derivative liabilities resulted in a non-cash gain of $1.8 million and a non-cash gain of $0.5 million for the three months and six months ended June 30, 2009, respectively.  The change resulted in a non-cash gain of $0.3 million and $0.3 million for the three months and six months ended June 30, 2008, respectively.

7.  Related Party Transactions

The Company entered into transactions with related parties as follows. These amounts were recorded at the exchange amount, being the amount agreed to by the parties for the six months ended June 30, 2009 and 2008:

Six Months ended June 30, 2009:

a) The Company paid management and consulting fees to its Directors, persons related to Directors or entities controlled by Directors. The total expense for these fees during the six months ended June 30, 2009 was $198,986.

b) As of June 30, 2009, the Company had an account receivable of $7,974 due from an entity owned by a former President and current director of the Company. During the fourth quarter of 2008, the Company determined that it was overpaying overriding royalties to Roboco Energy, Inc., a corporation owned by Mike Studdard, the Company’s former President and a current director. As a result, the Company recorded an account receivable for the overpayment.  This overpayment will be deducted from future overriding royalties.

c)  The Company paid overriding royalties to a corporation controlled by a director and/or a director’s family member.  The total overriding royalties paid to these parties during the six months ended June 30, 2009 was $6,247.

Six Months ended June 30, 2008:

a) The Company paid management and consulting fees to its Directors, persons related to Directors or entities controlled by Directors. The total expense for these fees during the six months ended June 30, 2008 was $293,640.

b) The Company paid rent to certain of its Directors, persons related to Directors or entities controlled by Directors. The total rent expense paid to these parties during the six months ended June 30, 2008 was $25,368.

c) The Company paid oilfield service fees to a Director’s family members or an entity controlled by a Director’s family member. The total oilfield service fees paid to these parties during the six months ended June 30, 2008 was $17,091.

d) The Company paid overriding royalties to a corporation controlled by a director and/or a director’s family member. The total overriding royalties paid to these parties during the six months ended June 30, 2008 was $6,659.

e) As of June 30, 2008, the Company had a note receivable of $200,000 from an entity whose CEO is a former Director of the Company. This note receivable which related to the sale in December 2006 of properties to Exterra Energy, Inc (formerly Green Gold, Inc.), of which the Company’s former CEO and director, John Punzo was appointed CEO and Chairman on July 8, 2008.  Mr. Punzo resigned from Exterra on February 25, 2009.  Further, one of the Company’s former directors, Gordon C. McDougall, was a director of Exterra until June 23, 2008. The note was originally payable in full November 1, 2007 but was subsequently extended to July 2008. The Company wrote off the balance of the note on October 31, 2008 because no payments had been received since December 2007 and it was deemed to be uncollectible.

8.  Common Stock Transactions

During the six months ended June 30, 2009, 19,871,956 shares of common stock were issued upon the conversion of $100,400 of convertible debentures.

During the six months ended June 30, 2008, 2,150,177 shares of common stock were issued upon the cashless exercise of warrants and 800,000 shares of common stock were issued upon settlement of litigation.

9.  Warrants and Stock-Based Compensation

No warrants were issued, exercised or expired during the six months ended June 30, 2009. The intrinsic value of the 73,169,125 warrants outstanding as of June 30, 2009 was $463,507.

The Company utilizes stock options to compensate key employees, directors, officers and consultants. There was no unrecognized stock-based compensation as of December 31, 2008 or June 30, 2009.

During the six months ended June 30, 2009, the Company granted 500,000 options to one of its employees. The estimated fair value of these options was $4,222 and was calculated using the Black-Scholes valuation model. The following assumptions were used in this calculation: (i) no expected dividends, (ii) a risk free interest rate of 1.35%, (iii) an expected volatility range of 229.62% and (iv) an expected option life of 2.5 years.

The weighted average remaining life of the options and warrants outstanding at June 30, 2009 was 2.86 and 5.17 years, respectively.

A summary of options activity during the six months ended June 30, 2009 is as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2008	14,796,000	$ 0.65
Options granted	500,000	0.03
Options forfeited or expired	(200,000)	0.50
Options exercised	-	-
Outstanding at June 30, 2009	15,096,000	$ 0.63

10.  Asset Retirement Obligation

The following table summarizes the changes in the Company’s asset retirement obligation during the periods ended:

	June 30, 2009	December 31, 2008
Asset retirement obligation, beginning of period	$ 136,174	$ 140,115
Asset retirement obligations incurred in the current period	-	-
Asset retirement obligations settled in the current period	-	-
Accretion expense	6,229	12,819
Revisions in estimated cash flows	-	(16,760)
Asset retirement obligation, end of period	$ 142,403	$ 136,174

11.  Subsequent Events

In July, 2009, 3,459,459 shares of common stock were issued upon the conversion of $12,800 of convertible debentures.

Management has evaluated and disclosed subsequent events up to and including August 14, 2009 which is the date the statements were available for issuance.

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

•

our financial position,

•

our cash flow and liquidity,

•

replacing our gas and oil reserves,

•

our ability or inability to retain and attract key personnel,

•

uncertainty regarding our future operating results,

•

uncertainties in exploring for and producing gas and oil,

•

availability of drilling and production equipment and field service providers,

•

disruptions to, capacity constraints in or other limitations on the pipeline systems which deliver our gas and other processing and transportation considerations,

•

our ability or inability to obtain additional financing necessary to fund our operations and capital expenditures and to meet our other obligations,

•

competition in the oil and gas industry,

•

the effects of government regulation, permitting and other legal requirements,

•

plans, objectives, expectations and intentions contained in this report that are not historical, and

•

other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 and filed with the SEC on May 18, 2009.

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

Our financial position is critically dependent upon the following: (1) successful discovery and economical recovery of adequate hydrocarbons on our properties; (2) access to additional equity and/or other forms of funding; (3) finding a joint venture partner to farm-in and develop our properties; and (4) obtaining a forbearance and deferral of interest and principal payments from the holders of our senior secured convertible notes and convertible debentures. There can be no assurance that we will be successful in any of these matters.  As the Company has no debt or equity funding commitments, we will need to rely upon best efforts financings. There can be no assurance that the Company will be successful in raising the required capital. The failure to raise sufficient capital through future debt or equity financings or otherwise may force us to curtail operations, sell assets, or it may result in the failure of our business

Our current production is derived from two wells, namely Shiloh #1 and #3 in Freestone County. Shiloh #3 was recompleted from the Cotton Valley zone to the Rodessa zone during June 2008. Most of the production comes from Shiloh #3 with an average daily gross production of 800 MCF of gas. We own a 38.75% and 38.5% net revenue interest in Shiloh #1 and #3, respectively, and were the operator of these wells until June 30, 2009.  Effective July 1, 2009, the operation of the working interest wells, including the Shiloh #1 and #3, was transferred to a local East Texas oil and gas company.

Due to a lack of capital, we have deferred all drilling activity since the latter part of 2007. However, during this period, we were resolving title issues, continued to generate a number of low risk and offset drilling locations, and examine other zones in existing well bores for possible recompletion. We expect this will significantly reduce the lead time to commence drilling if sufficient new capital becomes available. Above all, we have been actively seeking industry partners to lease from us the remaining undeveloped parts of our properties. We have met and discussed this opportunity with a number of oil and gas companies and we are in advanced stages of discussions with two potential partners.  However, we can provide no assurance that an agreement will be reached.

Our former wholly-owned subsidiary, Barnico Drilling, Inc., experienced a significant decline in drilling revenue commencing in the second half of 2007 and due to a lack of capital, we were unable to utilize Barnico’s resources to drill our own properties. In order to recoup part of our investment, we sold all of the outstanding shares of Barnico during the second quarter of 2008 to CamTex Energy, Inc., a corporation in which George Barnes, our former Vice President of Operations, is an officer.

In August 2008, CamTex Energy, Inc. defaulted on the terms of the sale and we repossessed the Barnico drilling rigs and related equipment during March 2009.  Since then we were unsuccessful in marketing them through various channels. The repossessed assets were eventually sold for the net amount of approximately $0.9 million by auction on June 18, 2009 resulting in a loss of $1.2 million, which is reported in our Statement of Operations for the six-months ended June 30, 2009.

We have not paid the quarterly interest payments on our senior secured convertible notes of approximately $1.32 million for the quarter ended September 30, 2008 and approximately $1.85 million per quarter during each of the subsequent three quarters. Payments of interest were due to the holders of our senior secured convertible notes on October 1, 2008, January 1, 2009, April 1, 2009, and July 1, 2009. We do not have sufficient funds to make these payments. With respect to the senior secured convertible notes, we were granted a forbearance and deferral of interest payment until January 1, 2009. Since January 1, 2009 the note holders have declined to grant further waivers of default and deferrals of the quarterly interest payments and accordingly, we are in default of the terms of the notes.

An event of default under the terms of our convertible notes constitutes a default under the terms of our outstanding convertible debentures. We were also unable to make the principal and interest payment on the convertible debentures which was due on January 11, 2009. The senior secured convertible note holders and the convertible debenture holder have not commenced collection actions against the Company. However, there is no assurance that they will not do so in the future.

Due to our inability to make the payments required on the convertible debentures and the senior secured convertible notes, we are in default of these agreements effective October 1, 2008. Under the terms of the senior secured convertible notes, the interest rate escalated to 15% upon default. Interest on the convertible debentures continues to accrue interest at 10%. The principal amount of both the senior secured convertible notes and the convertible debentures are reported as current liabilities in our financial statements due to the defaults.

During June, 2009 we successfully negotiated a six-month lease extension with Marathon (the “Lessee”) on a 9,200-acre deep-well lease (see “Mineral Lease and Joint Operating Agreement” below). The lessee’s current lease on the property expires November 1, 2009. The extension will give the Lessee until April 2010 to drill additional deep Bossier/Haynesville formation wells on the entire portion of the 9,200-acre lease.  In return for the six-month extension, the Lessee has assigned 100% of its working interest (with a 75% net revenue interest) in the Lessee’s shallow leases on the mineral block to us.  The shallow leases are from the surface down to approximately 8,500 feet and include additional rights to explore the Pettit formation.

We are continuing to develop drill locations in this acreage. To date, we have identified three well sites which are being reviewed by a local potential joint venture partner.  Our intention is for the potential joint venture partner to bear the entire costs of drilling and completion with Wentworth earning a royalty interest.  Subject to the noteholders’ forbearance, we may use our limited available financial resources to selectively participate in drilling (at the working interest level) in order to achieve a greater net revenue interest on a well-by-well basis.  However, we can provide no assurance that a joint venture agreement can be reached or that we could participate in any future drilling.

In the short term, management continues to reduce administrative overhead and operate within the revenue generated from the Shiloh #3 well and royalty interests from other wells.

Notwithstanding the above, management continues to explore other opportunities, including joint ventures, mergers and sale of property.

Mineral Lease and Joint Operating Agreement

In November 2006, we signed two three-year oil, gas & mineral leases and a joint operating agreement with Marathon Oil Company and its affiliate (together, “Marathon”) to explore approximately 9,200 acres of our P.D.C. Ball Property in Freestone County, Texas. The agreements give Marathon the right to drill deep gas wells on the property (below 8,500 feet) and the opportunity to partner with us on drilling upper zones (above 8,500 feet) on a 50/50 basis. We retained a 21.5% royalty interest in any revenue generated from the property below 8,500. As previously discussed, in June 2009, Marathon assigned the upper zones (above 8.500 ft) back to Wentworth and the deep-well leases were extended to April 2010.

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

Since oil and gas prices have strengthened over the last quarter, we have been getting more inquiries of our remaining approximately 18,000 gross acres of our P.D.C. Ball Property.

Freestone County, Texas Shiloh Well #1 and #3

The Shiloh #1 and #3 wells were existing wells and have produced natural gas since the 1970s. They are located on 640 acres within the P.D.C. Ball Property. Total production from these wells during fiscal 2008, was 201 MMCF compared to 57 MMCF during fiscal 2007. During the first two quarters of 2009, the Shiloh wells produced approximately 157 MMCF versus 35 MMCF over the same period in 2008. The reduced production during 2007 and first two quarters of 2008 was attributed to down-hole problems of Shiloh #3. Production of gas from Shiloh #3 was suspended for remedial work, which was completed in June 2008. After the remedial work, the Shiloh #3 well has a stabilized average daily flow rate of 800 MCF of gas on a 14/64th choke. The flowing tubing pressure is 650 psig and the calculated Absolute Open Flow is 1.2 million cubic feet per day. Production from Shiloh #1 remained substantially unchanged at nominal volume of 15.1 MMCF for the two quarters of 2009 and we do not have plans for further remedial work on it until funds are available.

Results of Operations

Overview

We experienced net losses of $1.5 million and $5.3 million for the three-month and six-month periods ended June 30, 2009, respectively, compared to net income of $6.0 million and $7.0 million for the three months and six months ended June 30, 2008. The decrease in net income was principally due to the decrease in the non-cash gain on the derivative liabilities as a result of the change in their fair values. There was a non-cash gain of $1.7 million for the three months ended June 30, 2009 compared to a non-cash gain of $9.9 million for the three months ended June 30, 2008. There was a non-cash gain of $0.5 million for the six months ended June 30, 2009 compared to a non-cash gain of $15.5 million for the six months ended June 30, 2008. This decrease in income was partially offset by decreases in general and administrative costs and finance and interest costs as more fully explained below.

Three Months Ended June 30, 2009, Compared to Three Months Ended June 30, 2008

Revenues

Revenue from oil and gas sales was $134,820 for the three months ended June 30, 2009 compared to $142,139 for the three months ended June 30, 2008. Although production was higher during this quarter in 2009 due to remedial work done on the Shiloh #3 well completed in June 2008, it was offset by lower oil and gas prices in 2009. Total oil and gas revenue for the three months ending June 30, 2009 was derived primarily from royalties of approximately $28,000 and production from Shiloh #1 and #3 of approximately $107,000.

Operating Expenses

Our operating costs totaled $0.4 million for the three months ended June 30, 2009, compared to $0.7 million for the three months ended June 30, 2008. The $0.3 million decrease in expenses was primarily due to the decrease of $0.3 million in general and administrative expenses discussed below and small increases in depletion and production costs due to higher production volumes.

General and Administrative

Total general and administrative costs were $0.3 million for the three months ended June 30, 2009, versus $0.6 million for the three months ended June 30, 2008, a net decrease of $0.3 million. The following comparative table provides detail of the most significant general and administrative costs:

	Three months ended June 30,		Increase (Decrease)
	2009	2008
Wages	$ 12,672	$ 39,600	$ (26,928)
Legal fees	14,210	137,179	(122,969)
Audit and accounting fees	147,232	184,660	(37,428)
Management and consulting services	83,940	176,040	(92,100)

Wages decreased during the second quarter of 2009 as compared to 2008 due to a reduction in the number of employees employed by the company in 2009. As a result of a number of lawsuits that were active during the second quarter of 2008, as well as various SEC filings under way during that time period, legal fees during that period were higher than during the second quarter of 2009. The decrease in audit and accounting fees for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 was also due to various SEC filings under way during early 2008.  Management and consulting services decreased by $92,100 during the second quarter of 2009 as compared to 2008, due to the resignation of two of the consultants in late 2008.

Finance and Interest Costs

Finance and interest costs were $1.9 million in the three months ended June 30, 2009, which represented a decrease of $1.6 million from the three months ended June 30, 2008. Finance and interest costs relate primarily to interest accrued on our senior secured convertible notes and our convertible debentures, and amortization of the debt discount related to the senior secured convertible notes. Due to our default on the senior secured convertible notes and convertible debentures, the debt discount and deferred finance costs associated with the debt have been charged off as of December 31, 2008. Interest and finance costs were less in the second quarter of 2009 as compared to the second quarter of 2008 due to these costs being amortized in the second quarter of 2008.

Other (Income) Expense

We had $45,000 of other expenses for the three months ended June 30, 2009, versus $6.5 million in other income for the three months ended June 30, 2008. The finance and interest costs have been discussed above.  However, the largest component of the variance between the two quarters was a $1.7 million non-cash gain from derivatives related to the change in the fair value of the derivative liability during the three months ended June 30, 2009, as compared to a $9.9 million non-cash gain during the three months ended June 30, 2008. The derivative liabilities relate to the fair value of the beneficial conversion feature of our convertible debentures and senior secured convertible notes issued in 2006, and the fair value of the related warrants. Under guidance from SFAS No. 133 and EITF 00-19, 00-27 and 05-2, the Company is required to report the liability at fair value and record the fluctuation in the fair value to current operations.

Loss from Discontinued Operations

The loss of $1.2 million reported in this section is from the sale in June 2009 of drilling equipment which was repossessed from CamTex Energy in March 2009.  We originally acquired this equipment from our former wholly-owned subsidiary, Barnico Drilling, Inc.  See additional discussion in the Overview above.

Six Months Ended June 30, 2009, Compared to Six Months Ended June 30, 2008

Revenues

Revenue from oil and gas sales was $325,228 for the six months ended June 30, 2009 compared to $220,252 for the six months ended June 30, 2008. The increase in production revenue was primarily due to the completion of remedial work done on the Shiloh #3 well and its perforation of the higher Rodessa zone in June 2008.  The recompletion work on Shiloh #3 resulted in higher production in subsequent periods.  Total oil and gas revenue for the six months ending June 30, 2009 was derived from royalties of approximately $43,000 and production from Shiloh #1 and #3 of approximately $282,000.

Operating Expenses

Our operating costs totaled $1.3 million for the six months ended June 30, 2009, compared to $2.0 million for the six months ended June 30, 2008. The $0.7 million decrease in expenses was primarily due to the decrease of $1.2 million in general and administrative expenses discussed below offset by an impairment loss of $0.4 million on equipment held for sale recognized in the first quarter of 2009.

General and Administrative

Total general and administrative costs were $0.7 million for the six months ended June 30, 2009, versus $1.9 million for the six months ended June 30, 2008, a net decrease of $1.2 million. The following comparative table provides detail of the most significant general and administrative costs:

	Six months ended June 30,		Increase (Decrease)
	2009	2008
Wages	$ 24,303	$ 112,132	$ (87,829)
Legal fees	118,981	333,521	(214,540)
Audit and accounting fees	263,250	692,895	(429,645)
Management and consulting services	167,880	369,480	(201,600)

Wages decreased during the first half of 2009 as compared to 2008 due to a reduction in the number of employees employed by the company in 2009. As a result of a number of lawsuits that were active during the first six months of 2008, as well as various SEC filings under way during that time period, legal fees during that period were substantially higher than during the first six months of 2009. The decrease of $0.4 million in audit and accounting fees for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 was due to various SEC filings in progress and more costs incurred during 2008 as a result of restatements of previously reported financial statements in response to comments issued by the Securities and Exchange Commission. Management and consulting services decreased by $0.2 million during the first two quarters of 2009 as compared to 2008, due to the resignation of two consultants in late 2008.

Finance and Interest Costs

Finance and interest costs were $3.8 million in the six month period ended June 30, 2009, which represented a decrease of $2.9 million from the six months ended June 30, 2008. Finance and interest costs relate primarily to interest accrued on our senior secured convertible notes and our convertible debentures, and amortization of the debt discount related to the senior secured convertible notes. Due to our default on the senior secured convertible notes and convertible debentures, the debt discount and deferred finance costs associated with the debt were charged off as of December 31, 2008. Interest and finance costs were less in the first six months of 2009 as compared to the first six months of 2008 due to these costs being amortized in the first six months of 2008.

Other Income (Expense)

We incurred $3.1 million of other expense for the six months ended June 30, 2009, versus $8.8 million in other income for the six months ended June 30, 2008.  The finance and interest costs have been discussed above.  However the largest component of the variance for the first six months of 2009 was a $0.5 million non-cash gain from derivatives related to the change in the fair value of the derivative liability, as compared to a $15.5 million non-cash gain during the first six months of 2008. The derivative liabilities relate to the fair value of the beneficial conversion feature of our convertible debentures and senior secured convertible notes issued in 2006, and the fair value of the related warrants. Under guidance from SFAS No. 133 and EITF 00-19, 00-27 and 05-2, the Company is required to report the liability at fair value and record the fluctuation in the fair value to current operations.

Loss from Discontinued Operations

The loss of $1.2 million reported in this section is from the sale in June 2009 of drilling equipment which was repossessed from CamTex Energy in March 2009.  We originally acquired this equipment from our former wholly-owned subsidiary, Barnico Drilling, Inc.  See additional discussion in the Overview above.  In addition, an impairment charge on the equipment of $0.3 was also reported as a loss from discontinued operations for a total of $1.5 million.

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

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures. The Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of June 30, 2009 that, as a result of the following material weaknesses in internal control over financial reporting as described further in the Company’s Annual Report on Form 10-K filed with the SEC on May 18, 2009, disclosure controls and procedures were ineffective in providing reasonable assurance that material information is made known to them by others within the Company:

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

There have been no changes to our internal control in the quarter ended June 30, 2009.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are not aware of any proceedings contemplated by a governmental authority. We are party to litigation as follows:

On December 19, 2008, the Company commenced a lawsuit against our former subsidiary, Barnico Drilling, Inc., our former Vice President, George Barnes, and CamTex Energy, Inc., in the District Court of Anderson County, Texas. The lawsuit relates to the Company’s attempt to repossess certain items from George Barnes and CamTex Energy, Inc. in accordance with the court ruling on September 9, 2008. George Barnes refused to turn over these items claiming that the items are not owned by Barnico and that the items are actually owned by George Barnes and his family. This case was heard in the District Court of Anderson County, Texas on March 12, 2009 and Mr. Barnes was ordered to immediately relinquish to Wentworth possession of a workover rig. Mr. Barnes was also held in contempt of court for his failure to relinquish possession of the workover rig and Wentworth was awarded its attorney fees and costs incurred in preparing the motion.  During May 2009, the workover rig was released to Wentworth and on June 18, 2009, all the equipment including the workover rig was sold by auction.  Mr. Barnes has filed a motion against the payment of Wentworth’s attorney fees and associated cost.  A court hearing for this matter is scheduled for November 2009.

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

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (A)
Apr 15, 2009	Common stock	3,129,032	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $9,700 of convertible debentures	Sec. 4(2)
Jun 8, 2009	Common stock	3,296,296	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $17,800 of convertible debentures	Sec. 4(2)

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

Item 3.  Defaults upon Senior Securities

The Company is in default of the terms of its senior secured convertible notes and convertible debentures. The default was effective on October 1, 2008 due to our inability to make interest payments on the senior secured convertible notes that were due October 1, 2008, January 1, 2009, April 1, 2009 and July 1, 2009. This resulted in a cross-default under the terms of our convertible debentures. The principal amount of the senior secured convertible notes and convertible debentures is $53.8 million and $1.2 million, respectively, as of June 30, 2009. Accrued interest on these amounts totaled $8.4 million as of June 30, 2009. Upon an event of default, the note holders and debenture holders may require the Company to redeem all or a portion of the notes and debentures.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the second quarter of 2009.

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

Exhibit 10.2 *	Lease extension trade proposal, Freestone County, Texas dated April 29, 2009 between the Company and Marathon Oil Company
Exhibit 31.1 *	Rule 13a-14a/15d-14(a) Certification by Chief Executive Officer
Exhibit 31.2 *	Rule 13a-14a/15d-14(a) Certification by Chief Financial Officer
Exhibit 32.1 *	Section 1350 Certification by Chief Executive Officer
Exhibit 32.2 *	Section 1350 Certification by Chief Financial Officer

* Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WENTWORTH ENERGY, INC.

Date: August 14, 2009

/s/ David W. Steward

David W. Steward, duly authorized officer

and Principal Executive Officer

Date: August 14, 2009

/s/ Francis K. Ling

Francis K. Ling, Principal Financial Officer