Form 10-Q
period 2009-09-30
Wentworth Energy, Inc.
filed 2009-11-16
CIK 1138932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes [ ]

No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   85,560,606 shares of common stock as of November 13, 2009.

PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

Wentworth Energy, Inc.
Balance Sheets (Unaudited)
	September 30, 2009	December 31, 2008
Assets
Current
Cash	$ 723,672	$ 533,692
Accounts receivable	89,103	216,689
Prepaid expenses	24,083	36,468
Total Current Assets	836,858	786,849

Oil and gas properties (successful efforts):
Royalty interest, net of accumulated depletion of $152,531 and $129,463, respectively	201,357	224,425
Proved oil and gas properties, net of accumulated depletion of $562,286 and $409,424, respectively	13,777,531	13,930,393
Unproved oil and gas properties	5,672,784	5,672,784
Restricted cash	88,707	82,590
Other operating property and equipment, net of accumulated depreciation of $51,996 and $34,737, respectively	104,502	122,626
Assets held for sale – equipment	-	2,328,211
Total Assets	$ 20,681,739	$ 23,147,878

Liabilities
Current
Accounts payable and accrued liabilities	$ 238,112	$ 379,235
Accrued interest payable	10,283,019	4,653,349
Deposit on lease option	-	90,000
Derivative liabilities	424,187	1,326,025
Convertible debentures payable	1,188,273	1,310,873
Senior secured convertible notes payable	53,776,572	53,776,572
Total Current Liabilities	65,910,163	61,536,054

Asset retirement obligation	145,517	136,174
Total Liabilities	66,055,680	61,672,228

Stockholders’ Deficit
Preferred stock, $0.001 par value, 2,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized 77,792,616 and 50,845,816 issued and outstanding, respectively	77,792	50,845
Additional paid-in capital	53,463,919	53,280,116
Accumulated Deficit	(98,915,652)	(91,855,311)
Total Stockholders’ Deficit	(45,373,941)	(38,524,350)
Total Liabilities and Stockholders’ Deficit	$ 20,681,739	$ 23,147,878

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.
Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue
Oil and gas revenue	$ 95,152	$ 545,568	$ 420,380	$ 765,820
Total revenue	95,152	545,568	420,380	765,820
Operating Expenses
Lease operating expenses	30,862	46,169	124,931	110,067
Depreciation and depletion	55,205	96,280	193,498	139,365
Exploration costs	-	1,625	-	4,501
Impairment of oil and gas properties	-	-	-	1,121
General and administrative	239,664	467,298	946,765	2,366,887
Total operating expenses	325,731	611,372	1,265,194	2,621,941
Loss from operations	(230,579)	(65,804)	(844,814)	(1,856,121)

Other Income (Expense)
Interest income	638	10,871	1,522	46,768
Dividend income	5,779	-	5,779	-
Interest and finance costs	(1,875,777)	(4,007,028)	(5,630,211)	(10,615,223)
Other income	(7)	263,416	118,438	310,354
Loss on settlement of lawsuit	-	-	-	(166,100)
Gain on sale of subsidiary	-	50,000	-	50,000
Unrealized gain (loss) on derivatives	318,049	(1,653)	817,910	15,516,365
Total other income (expense)	(1,551,318)	(3,684,394)	(4,686,562)	5,142,164

Income (loss) from continuing operations	(1,781,897)	(3,750,198)	(5,531,376)	3,286,043
Loss from discontinued operations	-	-	(1,528,965)	(15,091)

Net Income (Loss)	$ (1,781,897)	$(3,750,198)	$(7,060,341)	$ 3,270,952

Net income (loss) per share - Basic
Continuing operations	$ (0.02)	$ (0.11)	$ (0.08)	$ 0.11
Discontinued operations	$ -	$ -	$ (0.02)	$ -
Net income (loss)	$ (0.02)	$ (0.11)	$ (0.11)	$ 0.11
Net income (loss) per share (Note 2b) - Diluted
Continuing operations	$ (0.02)	$ (0.11)	$ (0.08)	$ (0.01)
Discontinued operations	$ -	$ -	$ (0.02)	$ -
Net income (loss)	$ (0.02)	$ (0.11)	$ (0.11)	$ (0.01)
Weighted average shares outstanding
Basic	73,783,938	34,508,504	66,287,307	29,605,587
Diluted	73,783,938	34,508,504	66,287,307	166,572,080

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.
Statement of Stockholders’ Equity Nine months ended September 30, 2009 (Unaudited)

	Number of Shares	Par Value	Additional Paid-in Capital	Deficit Accumulated	Total
Balances, December 31, 2008	50,845,816	$ 50,845	$53,280,116	$ (91,855,311)	$ (38,524,350)
Warrants previously recorded as derivatives	-	-	83,928	-	83,928
Issuance of common stock upon conversion of debt	26,946,800	26,947	95,653	-	122,600
Stock-based compensation	-	-	4,222	-	4,222
Net loss	-	-	-	(7,060,341)	(7,060,341)
Balances, September 30, 2009	77,792,616	$ 77,792	$53,463,919	$ (98,915,652)	$ (45,373,941)

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.
Statements of Cash Flows (Unaudited)
	Nine Months Ended
	September 30,
	2009	2008
Cash Flows from Operating Activities
Net income (loss)	$ (7,060,341)	$ 3,270,952
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and depletion	193,498	139,365
Amortization of discount on convertible debentures	-	493,116
Amortization of discount on senior secured notes	-	5,045,646
Amortization of deferred financing costs	-	1,793,149
Stock-based compensation	4,222	-
Accretion of asset retirement obligation	9,343	9,615
Gain on derivatives	(817,910)	(15,516,365)
Loss on sale of equipment	1,169,190	1,788
Gain on sale of subsidiary stock	-	(50,000)
Impairment of oil and gas properties	-	1,121
Impairment of equipment	359,775	-
Stock issued for settlement of lawsuit and other	-	140,000
Write-off of deposit on lease option	(90,000)	-
Change in operating assets and liabilities:
Accounts receivable	127,586	(75,290)
Prepaid expenses	12,385	115,331
Accounts payable and accrued liabilities	(141,123)	(273,620)
Accrued interest payable	5,629,670	2,054,105
Deposit on lease option	-	50,000
Net Cash Used in Operating Activities	(603,705)	(2,801,087)

Cash Flows from Investing Activities
Additions to oil and gas properties	-	(203,753)
Purchase of other property and equipment	-	(2,262)
Proceeds from sale of property and equipment	799,802	14,000
Proceeds from transfer of assets under note receivable	-	50,000
Change in restricted cash, net	(6,117)	(4,922)
Net Cash Provided by (Used in) Investing Activities	793,685	(146,937)

Cash Flows from Investing Activities
Payments on advance from related parties	-	(47,692)
Net Cash Used in Financing Activities	-	(47,692)

Net increase (decrease) in cash	189,980	(2,995,716)
Cash at beginning of period	533,692	3,641,313
Cash at end of period	$ 723,672	$ 645,597

Supplemental Disclosure of Cash Flow Information
Interest paid	$ -	$ 1,229,207
Taxes paid	-	-
Supplemental Disclosure of Non-Cash Transactions
Principal amount of convertible debentures converted	$ 122,600	$ -
Warrants previously recorded as derivatives	83,928	-
Receivable for fixed assets sold	-	-
Shares issued upon cashless exercise of warrants	-	13,082
Conversion of warrants	-	762,634

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

The accompanying unaudited interim consolidated financial statements of Wentworth Energy, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the SEC, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Wentworth Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on May 18, 2009. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2008, as reported in the Form 10-K have been omitted.

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

b)  Earnings (loss) per share

The following represents the calculation of net income (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic
Income (loss) from continuing operations	$ (1,781,897)	$ (3,750,198)	$ (5,531,376)	$ 3,286,043
Loss from discontinued operations	-	-	(1,528,965)	(15,091)
Net income (loss) available to common stockholders	$ (1,781,897)	$ (3,750,198)	$ (7,060,341)	$ 3,270,952

Weighted average basic number of shares outstanding	73,783,938	34,508,504	66,287,307	29,605,587

Basic income (loss) per share from continuing operations	$ (0.02)	$ (0.11)	$ (0.08)	$ 0.11
Basic loss per share from discontinued operations	$ -	$ -	$ (0.02)	$ -
Basic income (loss) per share	$ (0.02)	$ (0.11)	$ (0.11)	$ 0.11

Diluted
Income (loss) from continuing operations	$ (1,781,897)	$ (3,750,198)	$ (5,531,376)	$ 3,286,043

Plus: Income impact of assumed conversions of senior secured convertible notes
Interest, debt discount and deferred financing	Anti-dilutive	Anti-dilutive	Anti-dilutive	9,948,397
Gain on warrant and conversion feature derivatives	Anti-dilutive	Anti-dilutive	Anti-dilutive	(15,654,744)

Income adjusted for impact of senior secured convertible notes	(1,781,897)	(3,750,198)	(5,531,376)	(2,420,304)

Plus: Income impact of assumed conversions of convertible debentures
Interest, debt discount and deferred financing	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Gain (loss) on warrant and conversion feature derivatives	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive

Adjusted loss from continuing operations	(1,781,897)	(3,750,198)	(5,531,376)	(2,420,304)
Loss from discontinued operations	-	-	(1,528,965)	(15,091)

Adjusted net loss available to common stockholders	$ (1,781,897)	$ (3,750,198)	$ (7,060,341)	$(2,435,395)
Weighted average basic number of shares outstanding	67,702,608	34,508,504	62,476,864	29,605,587
Common stock equivalent shares representing shares issuable upon exercise of stock options	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Common stock equivalent shares representing shares issuable upon exercise of warrants	Anti-dilutive	Anti-dilutive	Anti-dilutive	54,233,305
Common stock equivalent shares representing shares issuable upon conversion of senior secured convertible notes	Anti-dilutive	Anti-dilutive	Anti-dilutive	82,733,188
Common stock equivalent shares representing shares issuable upon conversion of convertible debentures	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Weighted average diluted number of shares outstanding after conversions	73,783,938	34,508,504	66,287,307	166,572,080

Diluted loss per share from continuing operations	$ (0.02)	$ (0.11)	$ (0.08)	$ (0.01)
Diluted loss per share from discontinued operations	$ -	$ -	$ (0.02)	$ -
Diluted loss per share available to common stockholders	$ (0.02)	$ (0.11)	$ (0.11)	$ (0.01)

Common stock equivalents, including stock options and warrants, totaling 432.6 million and 433.7 million shares, respectively, were not included in the computation of diluted loss per share because the effect would have been anti-dilutive due to the net losses for the three months ended September 30, 2009 and the nine months ended September 30, 2009.

Common stock equivalents, including stock options and warrants, totaling 147.2 million shares, were not included in the computation of diluted loss per share because the effect would have been anti-dilutive due to the net losses for the three months ended September 30, 2008.

c)  Recently Issued Accounting Pronouncements

In July 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance relating to the “FASB Accounting Standards Codification” at FASB ASC 105, as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The codification is effective for interim periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB ASC 105. All other accounting literature not included in the Codification is non-authoritative. The adoption of FASB ASC 105 did not impact the Company’s results of operations, financial position or cash flows.

Effective this quarter, the Company implemented SFAS No. 165, Subsequent Events (“SFAS 165”). As of September 15, 2009 the new name for FAS 165 is, FASB ASC 855, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of FASB ASC 855 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after September 30, 2009 until November 13, 2009, the date the Company issued these financial statements.  During this period, the Company did not have any material recognizable subsequent events. However, the Company did have nonrecognizable subsequent events as disclosed in Footnote 11.

3.  Embedded Derivative Liabilities

As of September 30, 2009, the Company had the following embedded derivative liabilities outstanding:

	Convertible Debentures		Senior Secured Convertible Notes		Private Placement Warrants	Total Derivative Liabilities
	Conversion Feature	Warrants	Conversion Feature	Warrants
Derivative liabilities, December 31, 2008	$ 784,319	$ -	$ 26,530	$ 513,870	$ 1,306	$ 1,326,025
Warrants previously recorded as derivatives	(83,928)	-	-	-	-	(83,928)
Unrealized (gains) losses included in other revenue (expenses) in the statements of operations	(506,566)	-	(26,530)	(284,012)	(802)	(817,910)
Derivative liabilities, September 30, 2009	$ 193,825	$ -	$ -	$ 229,858	$ 504	$ 424,187

During 2006, the Company issued convertible debentures with a conversion feature based on the market value of the Company’s stock at the date of conversion. The conversion feature was evaluated under FASB ASC 815-15 and was determined to have characteristics of a liability and is therefore a derivative liability under FASB ASC 815-15. The conversion price is variable, which caused the Company to conclude it is possible to have an insufficient number of common shares available to share-settle the convertible debentures, the senior secured convertible notes, also issued in 2006, and the related warrants. This caused the senior secured convertible notes and warrants not otherwise subject to FASB ASC 718 to also be classified as derivative liabilities under FASB ASC 815-15. Each reporting period, this derivative liability is fair valued with the non-cash gain or loss recorded in the period as a gain or loss on derivatives.

Unrealized gains and losses, at fair value, are included in the balance sheets as current liabilities. Changes in the fair value of the derivative liabilities are recorded in earnings at the end of each quarter, and included in other revenue (expense) in the statements of operations.

4.  Fair Value Measurements

The Company measures the fair value of its derivative liabilities using the fair value model of FASB ASC 820. As required by FASB ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The three levels are as follows:

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2009.

September 30, 2009
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets
None	$ -	$ -	$ -	$ -

Liabilities
Liabilities from derivatives	$ -	$ 424,187	$ -	$ 424,187

5.  Loss on Discontinued Operations

In May 2008, the Company sold all of its outstanding shares in Barnico Drilling, Inc., a former wholly-owned subsidiary, to CamTex Energy, Inc., a corporation in which George Barnes, the Company’s former Vice President of Operations, is an officer. In August 2008, the purchaser defaulted on the note issued as consideration for the purchase and the Company repossessed its drilling and related equipment. The equipment was sold at auction in June 2009 for total proceeds of $0.9 million. The book value of the equipment at that date was $2.0 million and the selling expenses were $110,000, therefore the Company recognized a loss on the sale of the equipment of $1.2 million at the time of the sale. Cash proceeds of $0.2 million were received in June 2009 and an account receivable of $0.7 million was recorded.  The Company received payment of the account receivable in July 2009. This loss was reported in the statements of operations as a loss from discontinued operations in the second quarter ending June 30, 2009. The loss from discontinued operations in the second quarter also included an impairment charge of $0.3 million for a total loss of $1.5 million.

6.  Debt

The Company is in default of the terms of its senior secured convertible notes and its convertible debentures effective as of October 1, 2008 due to insufficient funds to make required payments on the debt. The senior secured convertible note holders and convertible debenture holder have denied further waiver of the default and deferral of the interest payments. Under the terms of the senior secured convertible notes, the interest rate escalated from 9.15% to 15% per annum effective on the date of the default. Interest on the convertible debentures continues to accrue at 10% per annum. The principal amount of both the senior secured convertible notes and the convertible debentures are reported as current liabilities in the Company’s financial statements as of September 30, 2009 and December 31, 2008.

Senior Secured Convertible Notes Payable

The Company has senior secured convertible notes (the “convertible notes”) outstanding, with a principal amount totaling $53.8 million as of September 30, 2009, and Series A warrants to purchase 51,500,743 shares of the Company’s common stock at $0.001 per share, as well as Series B warrants to purchase 17,925,524 shares of the Company’s common stock at $0.65 per share. As of December 31, 2008, the outstanding principal totaled $53.8 million and the Company had Series A warrants to purchase 51,500,743 shares of common stock at $0.001 per share and Series B warrants to purchase 17,925,524 shares of common stock at $0.65 per share. As of September 30, 2009 and December 31, 2008, the notes and the accrued interest were convertible into common stock at the holders’ option at a rate of $0.65 per share. As of September 30, 2009 and December 31, 2008, accrued interest totaled $10.0 million and $4.5 million, respectively.

As of September 30, 2009 and December 31, 2008, the derivative liabilities attributed to the embedded conversion feature and the warrants issued in connection with the convertible notes had a fair market value of $0.2 million and $0.5 million, respectively. The change in the fair value of the derivative liabilities resulted in a non-cash gain of $0.3 million and a non-cash gain of $0.3 million for the three months and nine months ended September 30, 2009, respectively.  The change resulted in a non-cash gain of $0.4 million and a non-cash gain of $15.7 million for the three months and nine months ended September 30, 2008, respectively.

Convertible Debentures Payable

The Company has 10% secured convertible debentures (the “debentures”) outstanding, with a principal amount of $1.2 million as of September 30, 2009 and $1.3 million at December 31, 2008. As of September 30, 2009 and December 31, 2008, accrued interest totaled approximately $246,000 and $154,000, respectively.

The debentures were convertible at the option of the debenture holder into shares of the Company’s common stock at a conversion price of $0.65 per share until April 30, 2008 and thereafter are convertible at a price per share equal to the lower of $0.65 or 85% of the lowest volume weighted average daily closing price of the Company’s common stock during the 15 trading days immediately preceding the conversion date, subject to anti-dilution adjustments. During the three months ended September 30, 2009 principal was reduced by $22,200 upon the conversion of debentures into 7,074,844 shares of common stock.  For the nine months ended September 30, 2009 principal was reduced by $122,600 upon the conversion of debentures into 26,946,800 shares of common stock.

As of September 30, 2009 and December 31, 2008 the derivative liability attributed to the debentures had a fair market value of $0.2 million and $0.8 million, respectively. The change in the fair value of the derivative liabilities resulted in a non-cash gain of $31,000 and a non-cash gain of $0.5 million for the three months and nine months ended September 30, 2009, respectively.  The change resulted in a non-

cash loss of $0.4 million and $0.2 million for the three months and nine months ended September 30, 2008, respectively.

7.  Related Party Transactions

The Company entered into transactions with related parties as follows. These amounts were recorded at the exchange amount, being the amount agreed to by the parties for the nine months ended September 30, 2009 and 2008:

Nine Months ended September 30, 2009:

a) The Company paid management and consulting fees to its directors, persons related to directors or entities controlled by directors. The total expense for these fees during the nine months ended September 30, 2009 was $278,054.

b) As of September 30, 2009, the Company had an account receivable of $13,050 due from an entity owned by a former President and current director of the Company. During the fourth quarter of 2008, the Company determined that it was overpaying overriding royalties to Roboco Energy, Inc., a corporation owned by Mike Studdard, the Company’s former President and a current director. As a result, the Company recorded an account receivable for the overpayment.  This overpayment will be deducted from future overriding royalties.

c) The Company paid overriding royalties to a corporation controlled by a director and/or a director’s family member.  The total overriding royalties paid to these parties during the nine months ended September 30, 2009 was $6,597.

Nine Months ended September 30, 2008:

a) The Company paid management and consulting fees to its directors, persons related to directors or entities controlled by directors. The total expense for these fees during the nine months ended September 30, 2008 was $422,580.

b) The Company paid rent to certain of its directors, persons related to directors or entities controlled by directors. The total rent expense paid to these parties during the nine months ended September 30, 2008 was $25,368.

c) The Company paid oilfield service fees to a director’s family members or an entity controlled by a director’s family member. The total oilfield service fees paid to these parties during the nine months ended September 30, 2008 was $17,091.

d) The Company paid overriding royalties to a corporation controlled by a director and/or a director’s family member. The total overriding royalties paid to these parties during the nine months ended September 30, 2008 was $12,037.

e) As of September 30, 2008, the Company had a note receivable of $200,000 from an entity whose CEO is a former Director of the Company. This note receivable which related to the sale in December 2006 of properties to Exterra Energy, Inc (formerly Green Gold, Inc.), of which the Company’s former CEO and director, John Punzo was appointed CEO and Chairman on July 8, 2008.  Mr. Punzo resigned from Exterra on February 25, 2009.  Further, one of the Company’s former directors, Gordon C. McDougall, was a director of Exterra until June 23, 2008. The note was originally payable in full November 1, 2007 but was subsequently extended to July 2008. The Company wrote off the balance of the note on October 31, 2008 because no payments had been received since December 2007 and it was deemed to be uncollectible.

8.  Common Stock Transactions

During the nine months ended September 30, 2009, 26,946,800 shares of common stock were issued upon the conversion of $122,600 of convertible debentures.

During the nine months ended September 30, 2008, warrants were exercised for 13,082,229 shares of common stock and 800,000 shares of common stock were issued upon settlement of litigation.

9.  Stock-Based Compensation

No warrants were issued, exercised or expired during the nine months ended September 30, 2009. The intrinsic value of the 73,169,125 warrants outstanding as of September 30, 2009 was $180,253.

The Company utilizes stock options to compensate key employees, directors, officers and consultants. There was no unrecognized stock-based compensation as of September 30, 2009 and December 31, 2008.

On March 25, 2009, the Company granted 500,000 options to one of its employees. The estimated fair value of these options was $4,222 and was calculated using the Black-Scholes valuation model. The following assumptions were used in this calculation: (i) no expected dividends, (ii) a risk free interest rate of 1.35%, (iii) an expected volatility range of 229.62% and (iv) an expected option life of 2.5 years.

The weighted average remaining life of the options and warrants outstanding at September 30, 2009 was 2.61 and 4.92 years, respectively.

A summary of options activity during the nine months ended September 30, 2009 is as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2008	14,796,000	$ 0.65
Options granted	500,000	0.03
Options forfeited or expired	(200,000)	0.50
Options exercised	-	-
Outstanding at September 30, 2009	15,096,000	$ 0.63

The intrinsic value of the 15,096,000 options outstanding as of September 30, 2009 was $0.

10.  Asset Retirement Obligation

The following table summarizes the changes in the Company’s asset retirement obligation during the periods ended:

	September 30, 2009	December 31, 2008
Asset retirement obligation, beginning of period	$ 136,174	$ 140,115
Asset retirement obligations incurred in the current period	-	-
Asset retirement obligations settled in the current period	-	-
Accretion expense	9,343	12,819
Revisions in estimated cash flows	-	(16,760)
Asset retirement obligation, end of period	$ 145,517	$ 136,174

11.  Subsequent Events

In October 2009, 3,806,452 shares of common stock were issued upon the conversion of $11,800 of convertible debentures.

In November 2009, 3,961,538 shares of common stock were issued upon the conversion of $10,300 of convertible debentures.

Management has evaluated and disclosed subsequent events up to and including November 13, 2009 which is the date the statements were available for issuance.

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

Our current production is derived from two wells, namely Shiloh #1 and #3 in Freestone County. Shiloh #3 was recompleted from the Cotton Valley zone to the Rodessa zone during June 2008. Most of the production comes from Shiloh #3 with an average daily gross production of approximately 800 MCF of gas. We own a 38.75% and 38.5% net revenue interest in Shiloh #1 and #3, respectively, and were the operator of these wells until June 30, 2009.  Effective July 1, 2009, the operation of the working interest wells, including the Shiloh #1 and #3, was contracted to Barrow-Shaver Resources Company, a local East Texas oil and gas company.

During June, 2009 we successfully negotiated a six-month lease extension with Marathon Oil Company and its affiliate (together, “Marathon” or the “Lessee”) on a 9,200-acre deep-well lease (see “Mineral Lease and Joint Operating Agreement” below). The Lessee’s current lease on the property was to expire November 1, 2009. The extension will give the Lessee until April 30, 2010 to drill additional deep Bossier/Haynesville formation wells on the western portion (approximately 4,000 acre) of the 9,200-acre lease.  In return for the six-month extension, the Lessee assigned 100% of its working interest (with a 75% net revenue interest) in the Lessee’s shallow leases on the mineral block to us.  The shallow leases are from the surface down to approximately 8,500 feet and include additional rights to explore the Pettit formation.

During August, 2009 we entered into a two-year Exploration Agreement with Barrow-Shaver Resources Company to conduct exploration operations, including the drilling of exploratory and development wells and the recompletion of existing wells.  This is to be carried out within the parcel of land consisting mainly of the above mentioned 9,200 acres of shallow leases assigned to Barrow-Shaver from Marathon plus approximately 220 acres of the adjacent mineral leases.  Barrow-Shaver will be the operator and bear 100% of the exploration and development costs, and in return, Wentworth will receive 25% in royalties and up to a 12.5% carried working interest to casing point in each shallow well. In addition, Barrow-Shaver is to pay Wentworth $500 per acre for each unit formed around any new producing well drilled.

On September 1, 2009, Barrow-Shaver and Wentworth (collectively, the “Grantors”) entered into a one-year development agreement with Dominion Production Company LLC and DHI (collectively, the “Grantees”) to conduct joint development operations including the re-entry of development wells previously shut-in due to excessive water production. The Grantees bear 100% of the development costs and receive a 75% net revenue interest. The Grantors retain a carried working interest of 25%, with the option of acquiring an additional 35% working interest when the Grantees have received $450,000 in revenue from each well developed. Further, for any formation above the Woodbine Formation that the Grantees and Grantors wish to re-complete for production, the Grantees will receive 60% participation and the Grantors will receive 40% participation.

On September 10, 2009 we re-entered an existing well (Brackens #1) that was previously shut-in due to excessive water production using a down-hole pump system wherein water produced is re-injected into the lower portion of the formation.  Preliminary results indicate the well is capable of producing 300 to 400 MCF of gas per day.  Production is expected to commence when the permit from Railroad Commission is received.  Based on this, Barrow-Shaver is planning to re-enter other shut-in wells using similar methods over the ensuing months. In addition, Barrow-Shaver is planning to drill up to two new wells in early 2010. However, we can provide no assurance of the success of recompletion of other shut-in wells and drilling of new wells.

Our former wholly-owned subsidiary, Barnico Drilling, Inc., experienced a significant decline in drilling revenue commencing in the second half of 2007 and due to a lack of capital, we were unable to utilize Barnico’s resources to drill our own properties. During the second quarter of 2008, Barnico was sold to CamTex Energy, Inc., a corporation in which George Barnes, our former Vice President of Operations, is an officer.

In August 2008, CamTex Energy, Inc. defaulted on the terms of the sale and we repossessed the Barnico drilling rigs and related equipment during March 2009.  The repossessed assets were sold for the net amount of approximately $0.9 million by auction on June 18, 2009 resulting in a loss of $1.2 million, which is reported in our Statement of Operations for the nine-months ended September 30, 2009.

We have not paid the quarterly interest payments on our senior secured convertible notes of approximately $1.32 million for the quarter ended September 30, 2008 and approximately $1.85 million per quarter during each of the subsequent four quarters. Payments of interest were due to the holders of our senior secured convertible notes on October 1, 2008, January 1, 2009, April 1, 2009, July 1, 2009, and October 1, 2009. We do not have sufficient funds to make these payments. With respect to the senior secured convertible notes, we were granted a forbearance and deferral of interest payment until January 1, 2009. Since January 1, 2009 the note holders have declined to grant further waivers of default and deferrals of the quarterly interest payments and accordingly, we are in default of the terms of the notes.

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

In the short term, management continues to reduce administrative overhead and operate within the revenue generated from the Shiloh #3 well and royalty interests from other wells.  Since oil and gas prices have strengthened over the last quarter, we have been receiving more inquiries regarding our remaining approximately 18,000 gross acres of our P.D.C. Ball Property. Even though we failed to obtain note-holders’ forbearance, we are receiving support from the note holders in our on-going efforts in seeking joint venture partners, mergers and sale of property.  However, there is no assurance that such support from our note holders will continue.

Mineral Lease and Joint Operating Agreement

In November 2006, we signed two three-year oil, gas & mineral leases and a joint operating agreement with Marathon to explore approximately 9,200 acres of our P.D.C. Ball Property in Freestone County, Texas. The agreements give Marathon the right to drill deep gas wells on the property (below 8,500 feet) and the opportunity to partner with us on drilling upper zones (above 8,500 feet) on a 50/50 basis. We retained a 21.5% royalty interest in any revenue generated from the property below 8,500. As previously discussed, in June 2009, Marathon assigned the upper zones (above 8,500 feet) back to Wentworth and the deep-well leases were extended until April 30, 2010.

Marathon, together with Barrow-Shaver, completed the drilling of its first deep well (M-1) of approximately 15,000 feet during December 2008. We were recently advised that there is damage in the casing and production will be further delayed. The timing for the repair and ultimate production is unknown as this time. No reserve value is given to this well due to its current status.

Freestone County, Texas Shiloh Well #1 and #3

The Shiloh #1 and #3 wells were existing wells and have produced natural gas since the 1970s. They are located on 640 acres within the perimeter of the P.D.C. Ball Property. For the first three quarters ending September 30, 2009, the Shiloh wells produced approximately 224 MMCF versus 122 MMCF over the same period in 2008. The reduced production during the first two quarters of 2008 was attributed to down-hole problems of Shiloh #3. Production of gas from Shiloh #3 was suspended for remedial work, which was completed in June 2008. After the remedial work, the Shiloh #3 well has a stabilized average daily flow rate of 800 MCF of gas on a 14/64th choke. The flowing tubing pressure is 650 psig and the calculated Absolute Open Flow is 1.2 million cubic feet per day. Production from Shiloh #1 remained substantially unchanged at nominal volume of 15.1 MMCF for the three quarters of 2009 and we do not have plans for further remedial work on it until funds are available.

Results of Operations

Overview

We experienced net losses of $1.8 million and $7.1 million for the three-month and nine-month periods ended September 30, 2009, respectively, compared to a net loss of $3.8 million and net income of $3.3 million for the three months and nine months ended September 30, 2008. The increase in income for the three month period was primarily due to a reduction in interest and finance costs.  See the Finance and Interest Costs section below for further explanation.  The decrease in net income for the nine month period was principally due to the decrease in the non-cash gain on the derivative liabilities as a result of the change in their fair values.  There was a non-cash gain of $0.8 million for the nine months ended September 30, 2009 compared to a non-cash gain of $15.5 million for the nine months ended September 30, 2008. This decrease in income was partially offset by decreases in general and administrative costs and finance and interest costs as more fully explained below.

Three Months Ended September 30, 2009, Compared to Three Months Ended September 30, 2008

Revenues

Revenue from oil and gas sales was approximately $95,000 for the three months ended September 30, 2009 compared to approximately $546,000 for the three months ended September 30, 2008. The decline in revenue was primarily attributed to a reduction of approximately 23% in gas production from Shiloh #1 and #3, and significantly lower oil and gas prices during the third quarter of 2009 which also adversely impacted the amount of royalties received. Total oil and gas revenue for the three months ending September 30, 2009 was derived primarily from royalties of approximately $13,000 and production from Shiloh #1 and #3 of approximately $82,000.

Operating Expenses

Our operating costs totaled $0.3 million for the three months ended September 30, 2009, compared to $0.6 million for the three months ended September 30, 2008. The $0.3 million decrease in expenses was primarily due to the decrease of $0.2 million in general and administrative expenses discussed below and small decreases in depletion and production costs due to higher production volumes in 2008.

General and Administrative

Total general and administrative costs were $0.2 million for the three months ended September 30, 2009, versus $0.5 million for the three months ended September 30, 2008, a net decrease of $0.3 million. The following comparative table provides detail of the most significant general and administrative costs:

	Three months ended September 30,		Increase (Decrease)
	2009	2008
Legal fees	$ 24,329	$ 49,779	$ (25,450)
Audit and accounting fees	77,365	146,344	(68,979)
Management and consulting services	83,940	128,940	(45,000)
Insurance - business	6,566	34,901	(28,335)

As a result of various SEC filings under way during the third quarter of 2008, legal fees during that period were higher than during the third quarter of 2009. The decrease in audit and accounting fees for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 was also due to various SEC filings under way during early 2008.  Management and consulting services decreased by $45,000 during the third quarter of 2009 as compared to 2008, due to the resignation of one of our consultants in late 2008.  Business insurance decreased by $28,335 during the third quarter of 2009 as compared to 2008, due to the changes in insurance policies and fewer employees that needed to be covered by these policies.

Finance and Interest Costs

Finance and interest costs were $1.9 million in the three months ended September 30, 2009, which represented a decrease of $2.1 million from the three months ended September 30, 2008. Finance and interest costs relate primarily to interest accrued on our senior secured convertible notes and our convertible debentures, and amortization of the debt discount related to the senior secured convertible notes. Due to our default on the senior secured convertible notes and convertible debentures, the debt discount and deferred finance costs associated with the debt were charged off as of December 31, 2008. Interest and finance costs were less in the third quarter of 2009 as compared to the third quarter of 2008 due to these costs being amortized in the third quarter of 2008.

Other (Income) Expense

We had $1.6 million of other expenses for the three months ended September 30, 2009, versus $3.7 million in other expense for the three months ended September 30, 2008. The $2.1 million decrease was mainly caused by the finance and interest costs discussed above.

Nine Months Ended September 30, 2009, Compared to Nine Months Ended September 30, 2008

Revenues

Revenue from oil and gas sales was approximately $420,000 for the nine months ended September 30, 2009 compared to approximately $766,000 for the nine months ended September 30, 2008. The decrease in production revenue was primarily due to the decline in gas production from the Shiloh wells and the change in price of oil and gas from 2008 to 2009.  In 2008 we received an average of $7 to $12 per MCF of gas compared to an average of $3 per MCF in 2009.  Total oil and gas revenue for the nine months ending September 30, 2009 was derived from royalties of approximately $49,000 and production from Shiloh #1 and #3 of approximately $371,000.

Operating Expenses

Our operating costs totaled $1.3 million for the nine months ended September 30, 2009, compared to $2.6 million for the nine months ended September 30, 2008. The $1.3 million decrease in expenses was primarily due to the decrease of $1.4 million in general and administrative expenses discussed below offset by small increases in depletion and production costs due to higher production volumes.

General and Administrative

Total general and administrative costs were $0.9 million for the nine months ended September 30, 2009, versus $2.4 million for the nine months ended September 30, 2008, a net decrease of $1.5 million. The following comparative table provides detail of the most significant general and administrative costs:

	Nine months ended September 30,		Increase (Decrease)
	2009	2008
Wages	$ 36,944	$ 137,147	$ (100,203)
Legal fees	143,311	383,300	(239,989)
Audit and accounting fees	340,615	839,238	(498,623)
Management and consulting services	240,138	408,420	(168,282)

Wages decreased during the first nine months of 2009 as compared to 2008 due to a reduction in the number of employees employed by the company in 2009. As a result of a number of lawsuits that were active during the first nine months of 2008, as well as various SEC filings under way during that time period, legal fees during that period were substantially higher than during the first nine months of 2009. The decrease of $0.5 million in audit and accounting fees for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was due to various SEC filings in progress and more costs incurred during 2008 as a result of restatements of previously reported financial statements in response to comments issued by the Securities and Exchange Commission. Management and consulting services decreased by $0.2 million during the first three quarters of 2009 as compared to 2008, due to the resignation of two consultants in late 2008.

Finance and Interest Costs

Finance and interest costs were $5.6 million in the nine month period ended September 30, 2009, which represented a decrease of $5 million from the nine months ended September 30, 2008. Finance and interest costs relate primarily to interest accrued on our senior secured convertible notes and our convertible debentures, and amortization of the debt discount related to the senior secured convertible notes. Due to our default on the senior secured convertible notes and convertible debentures, the debt discount and deferred finance costs associated with the debt were charged off as of December 31, 2008. Interest and finance costs were less in the first nine months of 2009 as compared to the first nine months of 2008 due to these costs being amortized in the first nine months of 2008.

Other Income (Expense)

We incurred $4.7 million of other expense for the nine months ended September 30, 2009, versus $5.1 million in other income for the nine months ended September 30, 2008.  The finance and interest costs have been discussed above.  However the largest component of the variance for the first nine months of 2009 was a $0.8 million non-cash gain from derivatives related to the change in the fair value of the derivative liability, as compared to a $15.5 million non-cash gain during the first nine months of 2008. The derivative liabilities relate to the fair value of the beneficial conversion feature of our convertible debentures and senior secured convertible notes issued in 2006, and the fair value of the related warrants. Under guidance from FASB ASC Topic 815, 815-40-15, 470-20-25-8, and 815-40-25-41, the Company is required to report the liability at fair value and record the fluctuation in the fair value to current operations.

Loss from Discontinued Operations

The loss of $1.2 million reported in this section was from the sale in June 2009 of drilling equipment which was repossessed from CamTex Energy in March 2009.  We originally acquired this equipment from our former wholly-owned subsidiary, Barnico Drilling, Inc.  See additional discussion in the Overview above.  In addition, an impairment charge on the equipment of $0.3 was also reported as a loss from discontinued operations for a total of $1.5 million.

Liquidity and Capital Resources

We have incurred significant losses from operations, and we are in default of the terms of our senior secured convertible notes and convertible debentures and have been since October 1, 2008. These factors have raised substantial doubt about the Company’s ability to continue as a going concern. Our financial position is critically dependent upon the following: (1) successful discovery and economical recovery of adequate hydrocarbons on our properties; (2) access to additional equity and/or other forms of funding; (3) finding a joint venture partner to farm-in and develop our properties; and (4) obtaining a forbearance and deferral of interest and principal payments from the holders of our senior secured convertible notes and convertible debentures. There can be no assurance that we will be successful in any of these matters. As the Company has no debt or equity funding commitments, we will need to rely upon best efforts financings. There can be no assurance that the Company will be successful in raising the required capital. The failure to raise sufficient capital through future debt or equity financings or otherwise may force us to curtail operations, sell assets, or it may result in the failure of our business.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures. The Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of September 30, 2009 that, as a result of the following material weaknesses in internal control over financial reporting as described further in the Company’s Annual Report on Form 10-K filed with the SEC on May 18, 2009, disclosure controls and procedures were ineffective in providing reasonable assurance that material information is made known to them by others within the Company:

a)

We do not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with our complexity and our financial accounting and reporting requirements. We have limited experience in the areas of financial reporting and disclosure controls and procedures. Also, we do not have an independent audit committee. As a result, there is a lack of monitoring of the financial reporting process and there is a reasonable possibility that material misstatements of the consolidated financial statements, including disclosures, will not be prevented or detected on a timely basis; and

b)

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

There have been no changes to our internal control in the quarter ended September 30, 2009.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are not aware of any proceedings contemplated by a governmental authority. We are party to litigation as follows:

On December 19, 2008, the Company commenced a lawsuit against our former subsidiary, Barnico Drilling, Inc., our former Vice President, George Barnes, and CamTex Energy, Inc., in the District Court of Anderson County, Texas. The lawsuit relates to the Company’s attempt to repossess certain items from George Barnes and CamTex Energy, Inc. in accordance with the court ruling on September 9, 2008. George Barnes refused to turn over these items claiming that the items are not owned by Barnico and that the items are actually owned by George Barnes and his family. This case was heard in the District Court of Anderson County, Texas on March 12, 2009 and Mr. Barnes was ordered to immediately relinquish to Wentworth possession of a workover rig. Mr. Barnes was also held in contempt of court for his failure to relinquish possession of the workover rig and Wentworth was awarded its attorney fees and costs incurred in preparing the motion.  During May 2009, the workover rig was released to Wentworth and on June 18, 2009, all the equipment including the workover rig was sold by auction.  Mr. Barnes has filed a motion against the payment of Wentworth’s attorney fees and associated cost.  A court trial was previously scheduled for November 2009.  During September 2009, the Company’s attorney added additional defendants to the case to include other shareholders of Barnico Drilling, Inc.  As a result, the trial date has been postponed.  The Company’s attorney expects the new trial to commence in mid 2010.

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

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (A)
Jul 23, 2009	Common stock	3,459,459	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $12,800 of convertible debentures	Sec. 4(2)
Sep 18, 2009	Common stock	3,615,385	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $9,400 of convertible debentures	Sec. 4(2)

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

Item 3.  Defaults upon Senior Securities

The Company is in default of the terms of its senior secured convertible notes and convertible debentures. The default was effective on October 1, 2008 due to our inability to make interest payments on the senior secured convertible notes that were due October 1, 2008, January 1, 2009, April 1, 2009, July 1, 2009 and October 1, 2009. This resulted in a cross-default under the terms of our convertible debentures. The principal amount of the senior secured convertible notes and convertible debentures is $53.8 million and $1.2 million, respectively, as of September 30, 2009. Accrued interest on these amounts totaled $10.3 million as of September 30, 2009. Upon an event of default, the note holders and debenture holders may require the Company to redeem all or a portion of the notes and debentures.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the third quarter of 2009.

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

Exhibit 10.2

Lease extension trade proposal, Freestone County, Texas dated April 29, 2009 between the Company and Marathon Oil Company (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2009 and filed on August 14, 2009)

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

Date: November 16, 2009

/s/ David W. Steward

David W. Steward, duly authorized officer

and Principal Executive Officer

Date: November 16, 2009

/s/ Francis K. Ling

Francis K. Ling, Principal Financial Officer