Form 10-K
period 2009-12-31
Wentworth Energy, Inc.
filed 2010-04-15
CIK 1138932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 X  .

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

     .

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

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      .   No  X  .

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act        .

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  X  .   No      .

Check whether the issuer has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the issuer was required to submit and post such files). Yes      . No      .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       .

Indicate by check mark whether the issuer is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

     .

Accelerated filer

     .

Non-accelerated filer

     .

Smaller reporting company

 X  .

Indicate by check mark whether the registrant is a shell company.

Yes      . No  X  .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:  The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $688,889.72 based upon the closing price of $0.01 per share on June 30, 2009.  For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  134,023,689 shares of common stock as of March 31, 2010.

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

Because we are a “penny stock”, you cannot rely on the Private Securities Litigation Reform Act of 1995. Forward-looking information may be included in this Annual Report or may be incorporated by reference from other documents we have filed with the Securities and Exchange Commission (the “SEC”).  You can identify these forward-looking statements by the use of words such as “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue” and variations of these words or comparable words.  Forward-looking statements do not guarantee future performance, and because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. These risks and uncertainties include, without limitation, those described under “RISK FACTORS” in Item 1.A. of this Annual Report and those detailed from time to time in our filings with the SEC.

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

PART I

Item 1.  Description of Business

Business Development

We are an exploration and production company engaged in oil and gas exploration, drilling and development. We currently have oil and gas interests in Anderson County, Freestone County, and Jones County, Texas. Our strategy is to develop our current low risk, high probability prospects and to lease out deeper zones of our properties for royalty interests.  Due to our lack of adequate resources we are seeking joint ventures or farm-outs to develop our properties. Our oil and gas activities are currently conducted solely in the United States. We do not own any interests in any mining properties.

In July 2006, as part of the P.D.C. Ball mineral property and Barnico Drilling, Inc. (“Barnico”) acquisition, we purchased a 90% interest in approximately 27,557 gross acres (approximately 22,682 net acres) of oil and gas fee mineral rights known as the “P.D.C. Ball mineral property” owned by Roboco Energy, Inc. in Anderson County, Freestone County and Jones County, Texas for $31.9 million, which included cash and issuance of our stock. Funding for the acquisition was through the issuance of $32.4 million of senior secured convertible notes.

Barnico was an East Texas-based drilling contractor with two drilling rigs.  We acquired Barnico to help us control drilling costs and meet drilling schedules.  During 2007, the drilling revenues from third parties declined significantly because Barnico’s largest customer ceased its drilling in Barnico’s service area.  Due to a lack of capital we were unable to utilize Barnico’s resources to drill our own properties.  During 2008 we sold all of the outstanding shares of Barnico and discontinued all drilling activities.  In late 2008, the purchaser defaulted on the note and we repossessed the drilling and related equipment.  We reported the drilling operations as discontinued and the assets as held for sale in our 2008 financial statements. In June 2009 we sold the remaining assets through an auction.

On November 1, 2006, we signed two three-year Oil, Gas & Mineral Leases and a Joint Operating Agreement with Marathon Oil Company and its affiliate (together, “Marathon”) granting Marathon the right to explore and develop approximately 9,200 acres of our mineral property in Freestone County, Texas. The agreements give Marathon the right to drill oil and gas wells and develop the property. We retain a 21.5% royalty interest in any revenue generated from property located in zones below approximately 8,500 feet. The lease will expire in April 30, 2010. Barrow-Shaver Resources holds a lease in zones above approximately 8,500 feet and we retained a 25% royalty interest in any revenue generated from property. This lease expires on November 1, 2011.

Marathon began drilling its first deep well (M-1) of approximately 15,000 feet during the latter part of the third quarter of 2008.  Drilling of M-1 was completed during December 2008 and there was 23 feet of pay on the well log.  The well has not been perforated for production and no reserve value is given to this well at this time.

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

We are subject to certain laws and regulations relating to environmental remediation activities associated with past operations, such as CERCLA and similar state statutes. In response to liabilities associated with these activities, accruals are established from time to time when reasonable estimates are possible. Estimated and accrued environmental remediation costs as of December 31, 2009 and 2008, respectively, were approximately $0.1 million and $0.1 million. These accruals represent the estimated costs associated with plugging abandoned wells by cementing the borehole, removing casing and other equipment, and leveling and replanting the surface. We use discounting to present value in determining our accrued liabilities for environmental remediation or well closure, but no material claims for possible recovery from third party insurers or other parties related to environmental costs have been recognized in our financial statements. We will adjust remediation accruals when new remediation responsibilities are discovered and probable costs become estimable, or when current remediation estimates must be adjusted to reflect new information.

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

Employees

We currently have three employees, consisting of a Chief Executive Officer, Chief Financial Officer, and a Secretary and Treasurer.  In addition, we engage consultants on an as-needed basis for legal, accounting, technical, consulting, oil field, geological and administrative services. None of our employees are represented by a union. We believe that our employee relationships are satisfactory.

Oil and Gas Operations

The following table summarizes our oil and gas production revenue and costs, our productive wells and acreage, undeveloped acreage and drilling activities for each of the last three years ended December 31.

	2009	2008	2007
Production
Average sales price per barrel oil equivalent	$ 21.24	$ 48.66	$ 63.86
Average production cost per barrel of equivalent	$ 7.18	$ 6.01	$ 21.71
Net oil production (barrels)	1,781	1,106	177
Net gas production (mcf)	135,304	130,589	138,136
Productive wells – oil
Gross	2	2	2
Net	0	0	0
Productive wells – gas
Gross	25	25	30
Net	1	1	3
Developed acreage – oil
Gross acreage	200	200	200
Net acreage	6	6	6
Developed acreage – gas
Gross acreage	8,537	8,537	8,537
Net acreage	790	790	790
Undeveloped acreage – oil
Gross	Nil	Nil	Nil
Net	Nil	Nil	Nil
Undeveloped acreage – gas
Gross	19,100	19,100	19,100
Net	14,150	14,150	14,150
Drilling activity
Net productive exploratory wells drilled	0	0	0
Net dry exploratory wells drilled	0	0	4

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

We commenced our current operations in 2005 and have incurred losses before and after we began our operations. In addition, as discussed in the accompanying financial statements, our accumulated deficit and the need to achieve and sustain profitability, our default on outstanding senior secured convertible notes and convertible debentures, and our reliance on the financing discussed in this Annual Report, have caused our independent accountants to raise substantial doubt about our ability to continue as a going concern. At December 31, 2008, we had an accumulated deficit of $91,855,311.  This deficit has increased to $101,933,888 at December 31, 2009 due to interest expense on our debt.  Our current cash flows alone are insufficient to fund our interest expense and therefore there are no excess funds available to fund our business plan, necessitating further growth and funding for implementation. We may be unable to achieve the needed growth to attain profitability and may fail to obtain the funding that we need when it is required. Our future financial results depend largely on the following factors: (1) discovery of adequate levels of hydrocarbons on our properties and the economic feasibility for their recovery; (2) access to additional equity and/or debt funding to develop and exploit our properties; (3) finding a joint venture partner to farm-in and develop our properties; and (4) obtaining a forbearance and deferral of interest payments from our senior secured convertible note holders and our convertible debenture holders. There can be no assurance that we will be successful in any of these matters, that the prices for our production will be at a profitable level or that we will achieve or sustain profitability or positive cash flows from our operating activities.

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

David Steward, our chief executive officer and a director, and Michael Studdard, a director, are the beneficiaries of mineral interests in properties owned by us. These economic interests may create conflicts of interest in determining the course of action to be taken by us in developing those properties.

Our internal controls over financial reporting have been determined to not be effective. Failure to remedy this deficiency may reduce our ability to accurately report our financial results or prevent fraud.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results could be harmed. Our management has identified material weaknesses in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board.  The Company’s financial reporting includes various highly complex technical accounting issues such as derivatives, stock-based compensation expense, and standardized measure of discounted future cash flows calculations.  During the fiscal year 2009, we did not have adequate personnel who were knowledgeable of the application of appropriate accounting and financial reporting principles for highly technical accounting issues that may arise.  In addition, there was a lack of monitoring of the financial reporting process by management and we lacked an independent audit committee. If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders and the market in general could lose confidence in our financial reporting, which loss of confidence could harm our business and the trading price of our common stock. Our internal control over financial reporting has been modified during our most recent year by adding additional advisors to address deficiencies in the financial closing, review and analysis process, which has improved our internal control over financial reporting.  On January 15, 2010 we also hired a new Chief Financial Officer to alleviate our material weaknesses.

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

Oil and natural gas are commodities whose prices are determined based on world demand, supply and other factors, all of which are beyond our control.  World prices for oil and natural gas have fluctuated widely in recent years, and decreases in the prices of oil and natural gas may have a material adverse effect on our financial condition, the future results of our operations and quantities of reserves recoverable on an economic basis.

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

The Company increased the number of shares of its capital stock in October 2006 to 300,000,000 shares of common stock and 2,000,000 shares of preferred stock.  The secondary resale of these shares into the public markets, as well as future sales of securities by the Company could have an adverse effect on the market price of our common stock and make it more difficult for us to sell our equity securities in the future at prices which we deem appropriate or for holders of our common stock to have liquidity in their investment. Due to the significance of the number of shares that may be issued upon conversion of our senior secured convertible notes, convertible debentures and related warrants, the entry of those shares into the public market, or the mere expectation of the entry of those shares into the market, could depress the market price and adversely affect liquidity of our common stock and could impair our ability to obtain capital through securities offerings or the ability of investors to sell shares at a favorable price or at all.

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

The holders of certain of our warrants have cashless exercise rights, which provide them with the ability to exercise the warrants and, in lieu of making the cash payment of the exercise price, elect instead to receive the number of shares that could have been purchased with what would have been the net proceeds if the warrant holder had exercised the warrants with a cash payment of the exercise price and then immediately sold such shares at the then-current closing price.  To the extent that the holders of the warrants exercise this right, we will not receive proceeds from such exercise.  Furthermore, as discussed in this Annual Report on Form 10-K, the exercise price of our warrants to purchase 51,500,743 shares is $0.001 per share.  This low exercise price and the cashless exercise option discussed above may encourage warrant holders to exercise their warrants.  The entry of those shares into the public market, or the mere expectation of the entry of those shares into the market, could depress the market price and adversely affect liquidity of our common stock and could impair our ability to obtain capital through securities offerings or the ability of investors to sell shares at a favorable price or at all.

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

The convertible debentures are convertible into our common stock, at a price per share equal to the lesser of (a) $0.65, or (b) an amount equal to 85% of the lowest volume weighted average price of our common stock for the 15 trading days immediately preceding the conversion date as quoted by Bloomberg, LP, subject to certain anti-dilution adjustments that could reduce the conversion price to any lower price at which we issue or become obligated to issue any common stock.  During the years ended December 31, 2009, and 2008 the Company issued 36,538,319 and 7,617,804 shares respectively upon the conversion of $147,800 and $107,700 respectively of principal of the debentures.  Additional conversions will result in substantial dilution to our current shareholders.

The senior secured convertible notes are convertible at the option of the holders into shares of our common stock at an initial conversion price of $0.65 per share, subject to certain anti-dilution adjustments that could reduce the conversion price to any lower price at which we issue or become obligated to issue any common stock.  Assuming again that conversion of the senior secured convertible notes took place on December 31, 2009 at a conversion price of $0.65, at which time there were 87,384,135 shares outstanding, the 82,733,188 shares of common stock issuable upon such conversion would represent 48.6% of the common stock outstanding after conversion, without regard to any limitations on conversion.

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

Anderson County, Freestone County and Jones County, Texas

In July 2006, we purchased a 90% interest in the mineral rights, royalties and leases known as the P.D.C. Ball Property pertaining to the oil, gas and liquid hydrocarbons, excluding coal and lignite, covering 27,557 gross acres (22,682 net acres) in Anderson, Freestone and Jones Counties in East Texas for $22.7 million cash and 4.3 million shares of our common stock. In 2009, the property generated $52 thousand  in royalties. We have been actively seeking industry partners to lease from us the remaining undeveloped  parts of our properties. We have met and discussed this opportunity with a number of oil and gas companies.

Of the 10% interest in the mineral rights not owned by the Company, 4% interest is owned by Roboco Energy Inc. (“Roboco”), a private company owned by Michael S. Studdard, George D. Barnes and Tom J. Temples. During 2008, George Barnes resigned as a director and officer and Tom Temples resigned as an officer of Wentworth. Michael Studdard has also retired as the Company’s President, but remained as a director. The remaining 6% interest is owned by Horseshoe Energy, Inc., a private company owned by David Steward (subsequently elected a director in July 2007 and appointed our Chairman and CEO in December 2007) and his family. The P.D.C Ball Property also bears overriding royalty interests totaling 5%, distributed as follows: 3% to Roboco and 2% to Barnes Drilling and Exploration, Inc. Prior to the purchase of the P.D.C Ball Property, none of these parties were affiliated with us and none of our officers or directors were affiliated with Roboco, Horseshoe Energy, Inc. or Barnes Drilling & Exploration, Inc.

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

On the remaining approximately 18,000 gross acres of the P.D.C. Ball Property, we are continuing to seek partners to jointly develop the property.  Several companies have expressed an interest in participating in a similar arrangement as the Marathon lease described above.  Management has met with many interested parties over the past several months however we are currently not engaged in negotiation with any party.

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

Freestone County, Texas Shiloh Well #1 and #3

The Shiloh #1 and #3 wells were existing wells and have produced natural gas since the 1970s. They are located on 640 acres within the perimeter of the P.D.C. Ball Property.  During January 2007, we purchased a 50% working interest in both wells from an unrelated party for the sum of $200,000.  By this acquisition, we increased our net revenue interest to 38.75% and 38.50% in Shiloh 1 and 3, respectively and became the operator.  Most of the production comes from Shiloh #3, which had an average daily gross production of approximately 750 MCF of gas during 2009. We own a 38.75% and 38.5% net revenue interest in Shiloh #1 and #3, respectively.  Effective July 1, 2009, the operation of the working interest wells, including the Shiloh #1 and #3, was contracted to Barrow-Shaver Resources Company, a local East Texas oil and gas company.

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

On September 10, 2009 we re-entered an existing well (Brackens #1) that was previously shut-in due to excessive water production using a down-hole pump system wherein water produced is re-injected into the lower portion of the formation.  Preliminary results indicate the well is capable of producing 300 to 400 MCF of gas per day.  Production is expected to commence when the permit from Railroad Commission is received.  Based on this, Barrow-Shaver is planning to re-enter other shut-in wells using similar methods over the ensuing months. In addition, Barrow-Shaver is planning to drill up to two new wells in 2010. However, we can provide no assurance of the success of recompletion of other shut-in wells and drilling of new wells.

In 2008, our former wholly-owned subsidiary, Barnico Drilling, Inc., was sold to CamTex Energy, Inc., a corporation in which George Barnes, our former Vice President of Operations, is an officer.  In August 2008, CamTex Energy, Inc. defaulted on the terms of the sale and we repossessed the Barnico drilling rigs and related equipment during March 2009.  The repossessed assets were sold for the net amount of approximately $0.9 million by auction on June 18, 2009 resulting in a loss of $1.2 million, which is reported in our Consolidated Statement of Operations for the year ended December 31, 2009.

We have not paid any of the quarterly interest payments on our senior secured convertible notes of approximately $12.2 million as of the year ended December 31, 2009. Payments of interest were due to the holders of our senior secured convertible notes on October 1, 2008, January 1, 2009, April 1, 2009, July 1, 2009, and October 1, 2009. We do not have sufficient funds to make these payments. With respect to the senior secured convertible notes, we were granted a forbearance and deferral of interest payment until January 1, 2009. Since January 1, 2009 the note holders have declined to grant further waivers of default and deferrals of the quarterly interest payments and accordingly, we are in default of the terms of the notes.

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

Due to our inability to make the payments required on the convertible debentures and the senior secured convertible notes, we are in default of these agreements effective as of October 1, 2008. Under the terms of the senior secured convertible notes, the interest rate escalated to 15% upon default. Interest on the convertible debentures continues to accrue interest at 10%. The principal amount of both the senior secured convertible notes and the convertible debentures are reported as current liabilities in our financial statements due to the defaults.

In the short term, management continues to reduce administrative overhead and operate within the revenue generated from the Shiloh #1 and Shiloh #3 wells and royalty interests from other wells.

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

On August 27, 2009, the Company filed an amended petition to its original lawsuit in an attempt to recover approximately $25,000 the Company believes is owed to it by George Barnes for the use of Barnico drilling rigs for a period of time between February 2008 and May 2009 and approximately $11,000 for overrides improperly paid to George Barnes and certain of his family.  In its amended petition, the Company has also alleged fraud relating to the misrepresentation of the quality of the Barnico drilling rigs and equipment in the March 2006 Stock Purchase Agreement under which the Company initially acquired its stock in Barnico.  The Company has also filed a claim against a third party relating to payments made by that third party to Barnico in 2009 despite receiving notice of the Company’s security interest in Barnico’s accounts receivable.

We may also be a party to various legal actions that arise in the ordinary course of our business. Based in part on consultation with legal counsel, we believe that (i) the liability, if any, under these claims will not have a material adverse effect on us, and (ii) the likelihood that the liability, if any, under these claims is material is remote.

Item 4.  REMOVED AND RESERVED

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “WNWG.”  Prior to January 4, 2006, our common stock was quoted on the Pink Sheets. The following table sets forth the high and low bid information for our common stock for each quarter within the last two fiscal years.

Quarter Ended	High Bid Price [1]	Low Bid Price [1]
March 31, 2008	$0.33	$0.12
June 30, 2008	$0.175	$0.055
September 30, 2008	$0.099	$0.025
December 31, 2008	$0.055	$0.008
March 31, 2009	$0.016	$0.002
June 30, 2009	$0.011	$0.0035
September 30, 2009	$0.01	$0.003
December 31, 2009	$0.006	$0.0016

1Source: http://quotes.nasdaq.com. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of March 22, 2010, we had 84 stockholders of record, and an unknown number of additional holders whose stock is held in “street name.”

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

Recent Sales of Unregistered Securities

The following table describes all securities we issued within the past year without registering the securities under the Securities Act and that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2009.

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (A)
Oct. 12, 2009	Common Stock	3,806,452	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $11,800 of convertible debentures	Sec. 4(2)
Nov. 3, 2009	Common Stock	3,961,538	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $10,300 of convertible debentures	Sec. 4(2)
Dec. 11, 2009	Common Stock	1,823,529	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $3,100 of convertible debentures	Sec. 4(2)

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

Item 6.  Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

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

Overview and Plan of Operations

We are an exploration and production company engaged in oil and gas exploration, drilling and development. We currently have oil and gas interests in Anderson County, Freestone County, and Jones County, Texas. Our strategy is to develop our current low risk, high probability prospects and to lease out deeper zones of our properties for royalty interests.  Due to our lack of adequate financial resources, we are seeking joint ventures or farm-outs to develop our properties.

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

Our current production is derived principally from two wells, Shiloh #1 and #3 in Freestone County, acquired from an unrelated party. These wells have a combined gross production of approximately 860 MCF per day.  We have been actively seeking industry partners to lease from us the remaining undeveloped  parts of our properties.

During the second quarter of 2008, we sold all outstanding shares of Barnico for $3,500,000 to CamTex Energy, Inc, a corporation in which George Barnes, our former Vice President of Operation, is an officer. We received $50,000 on the closing of the sale and a promissory note in the amount of $3,450,000.  In August 2008, CamTex Energy, Inc. defaulted on the note by failing to make the agreed quarterly principal payment of $345,000 plus interest.  We repossessed the drilling rigs and related equipment, which were sold during June 2009 for $0.9 million.

In the short term, management continues to reduce administrative overhead and operate within the revenue generated from the Shiloh #1 and Shiloh #3 wells and royalty interest from other wells.

Notwithstanding the above, management continues to explore other opportunities including joint ventures, mergers and sale of property.

Results of Operations

Year ended December 31, 2009 Compared to Year Ended December 31, 2008:

Revenues

Revenue from oil and gas sales was $.5 million in 2009 compared to $1.1 million in 2008 Although our production increased slightly from 22,523 BOE in 2008 to 24,332 BOE in 2009, our prices declined from $49.40 per BOE in 2008 to $21.24 per BOE in 2009.

The Company has no significant gas imbalances.  Therefore, gas imbalances have no effect on the Company’s operations or liquidity.

Operating Expenses

Our operating costs totaled .5 million for 2009 compared to $8.2 million for 2008.   We recorded a $7.9 million impairment charge related to the company’s oil and gas properties for the year ended December 31, 2008, but had no impairment charges in 2009.

General and Administrative

Total general and administrative costs were $1.1 million for 2009 compared to $2.9 million for 2008. This decrease is due to a change in bookkeeping firms as well as a decrease in audit fees.

Finance and Interest Costs

Finance and interest costs were $7.5 million in 2009, down from $49.0 million in 2008.  Due to our default on the senior secured convertible notes and the convertible debentures in 2008, we expensed all deferred financing costs and debt discount related to these instruments at the date of default

Unrealized Gain (Loss) on Derivative Contracts

For the year ended December 31, 2009 we had  non-cash unrealized loss on derivative contracts of $0.1 million compared to a non-cash unrealized gain of $19.2 million for the year ended December 31, 2008 The change in 2008 was due to the price of the stock falling below the exercise price of most of the warrants and options. There was little change in the value of the derivative contracts in 2009 because the stock price stayed below the exercise price of most options and warrants.

Loss from Discontinued Operations

Barnico Drilling, Inc. was purchased by us during 2006 and represented our drilling segment.  Due to a decline in drilling activity and the absence of funds to drill our own wells we sold Barnico’s stock and discontinued our drilling operations in 2008.

Liquidity and Capital Resources

Our primary sources of liquidity during the year were $.5 million of oil and gas revenues.  For 2008 we had $1.1 million of operating revenues.

We have incurred significant losses from operations and are in default of our senior secured convertible notes and convertible debentures since October 1, 2008.  These factors have raised substantial doubt about the Company’s ability to continue as a going concern. Our financial position is critically dependent upon the following: (1) successful discovery and economical recovery of adequate hydrocarbons on our properties; (2) access to additional equity and/or other forms of funding; (3) finding a joint venture partner to farm-in and develop our properties and (4) obtaining a forbearance and deferral of principal and interest payments from our senior secured convertible note holders and our convertible debenture holders. There can be no assurance that we will be successful in any of these matters.  As the Company has no debt or equity funding commitments, we will need to rely upon best efforts financings.  There can be no assurance that the Company will be successful in raising the required capital.  The failure to raise sufficient capital through future debt or equity financings or otherwise may cause the Company to curtail operations, sell assets, or result in the failure of our business.

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

Operating Activities

During 2009 and 2008, we used $0.8 million and $2.9 million respectively, of cash in our operating activities.  Our cash used in operating activities was primarily attributable to our property operations and general and administrative costs such as professional fees, investor relations and management fees.

Investing Activities

In 2009, we generated $0.9 million of cash from the sale of equipment.  During 2008, investing activities used $0.1 million in cash related to capitalized cost on our oil and gas properties.

Financing Activities

During 2009 we had on costs related to financing activities and during 2008 we used approximately $50,000 to pay advances from related parties.

Off-Balance Sheet Arrangements

As of December 31, 2009 and 2008, we had no off-balance sheet arrangements reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Material Commitments

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt obligations	$54,939,645	$ 54,939,645	$ -	$ -	$ -
Accrued interest payable related to long term debt obligations	12,158,214	12,158,214	-	-	-
Derivative contract liabilities related to long term debt obligations	1,284,284	1,284,284	-	-	-
Capital lease obligations	-	-	-	-	-
Operating lease obligations	-	-	-	-	-
Purchase obligations	-	-	-	-	-
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP	-	-	-	-	-
Total	$ 68,382,143	$ 68,382,142	$ -	$ -	$ -

Critical Accounting Policies and Estimates

We prepare our consolidated and combined financial statements in this report using accounting principles that are generally accepted in the United States (“GAAP”). GAAP represents a comprehensive set of accounting and disclosure rules and requirements. We must make judgments, estimates, and in certain circumstances, choices between acceptable GAAP alternatives as we apply these rules and requirements. The most critical estimate we make is the engineering estimate of proved oil and gas reserves. This estimate affects the application of the successful efforts method of accounting, the calculation of depreciation, depletion, and amortization of oil and gas properties and the estimate of the impairment of our oil and gas properties. It also affects the estimated lives used to determine asset retirement obligations. In addition, the estimates of proved oil and gas reserves are the basis for the related standardized measure of discounted future net cash flows.

Estimated Oil and Gas Reserves

The evaluation of our oil and gas reserves is critical to management of our operations and ultimately our economic success. Decisions such as whether development of a property should proceed and what technical methods are available for development are based on an evaluation of reserves. These oil and gas reserve quantities are also used as the basis of calculating the unit-of-production rates for depreciation, evaluating impairment and estimating the life of our producing oil and gas properties in our asset retirement obligations. Our proved reserves are classified as either proved developed or proved undeveloped. Proved developed reserves are those reserves which can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves include reserves expected to be recovered from new wells from undrilled proven reservoirs or from existing wells where a significant major expenditure is required for completion and production.  We also report probable reserves and possible reserves, each of which reflects a lower degree of certainty of realization than proved reserves.

Independent reserve engineers prepare the estimates of our oil and gas reserves presented in this report based on guidelines promulgated under GAAP and in accordance with the rules and regulations of the Securities and Exchange Commission. The evaluation of our reserves by the independent reserve engineers involves their rigorous examination of our technical evaluation and extrapolations of well information such as flow rates and reservoir pressure declines as well as other technical information and measurements. Reservoir engineers interpret these data to determine the nature of the reservoir and ultimately the quantity of proved, probable and possible oil and gas reserves attributable to a specific property. Our proved reserves in this report include only quantities that we expect to recover commercially using current prices, costs, existing regulatory practices and technology. While we are reasonably certain that the proved reserves will be produced, the timing and ultimate recovery can be effected by a number of factors including completion of development projects, reservoir performance, regulatory approvals and changes in projections of long-term oil and gas prices. Revisions can include upward or downward changes in the previously estimated volumes of proved reserves for existing fields due to evaluation of (1) already available geologic, reservoir, or production data or (2) new geologic or reservoir data obtained from wells. Revisions can also include changes associated with significant changes in development strategy, oil and gas prices, or production equipment/facility capacity.

Standardized measure of discounted future net cash flows

The standardized measure of discounted future net cash flows relies on these estimates of oil and gas reserves using commodity prices and costs. Effective for the year ending December 31, 2009 and later, commodity prices are based on the average prices as measure on the first day of each of the last twelve calendar months. In our 2009 year-end reserve report, we used an average Light Crude price of $61.18 per Bbl, and a Henry Hub price of $3.87 per MMbtu adjusted by property for energy content, quality, transportation fees, and regional price differentials. While we believe that future operating costs can be reasonably estimated, future prices are difficult to estimate since the market prices are influenced by events beyond our control. Future global economic and political events will most likely result in significant fluctuations in future oil and gas prices.  Application of the new reserve rules resulted in the use of lower prices at December 31, 2009 for both oil and gas than would have resulted under the previous rules.

Revenue Recognition

We recognize oil and gas revenue from interests in producing wells as the oil and gas is sold. Revenue from the purchase, transportation, and sale of natural gas is recognized upon completion of the sale and when transported volumes are delivered. We recognize revenue related to gas balancing agreements based on the entitlement method. Our net imbalance position at December 31, 2009, was immaterial.

Oil and Gas Exploration and Development

Oil and gas exploration and development costs are accounted for using the successful efforts method of accounting.

Property Acquisition Costs

Oil and gas leasehold acquisition costs are capitalized and included in the balance sheet caption properties, plants and equipment.  Leasehold impairment is recognized based on exploratory experience and management’s judgment. Upon achievement of all conditions necessary for the classification of reserves as proved, the associated leasehold costs are reclassified to proved properties.

Exploratory Costs

Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred. Exploratory well costs are capitalized, or “suspended,” on the balance sheet pending further evaluation of whether economically recoverable reserves have been found. If economically recoverable reserves are not found, exploratory well costs are expensed as dry holes. If exploratory wells encounter potentially economic quantities of oil and gas, the well costs remain capitalized on the balance sheet as long as sufficient progress assessing the reserves and the economic and operating viability of the project is being made. For complex exploratory discoveries, it is not unusual to have exploratory wells remain suspended on the balance sheet for several years while we perform additional appraisal drilling and seismic work on the potential oil and gas field, or while we seek government or co-venturer approval of development plans or seek environmental permitting. Once all required approvals and permits have been obtained, the projects are moved into the development phase, and the oil and gas reserves are designated as proved reserves.

Development Costs

Costs incurred to drill and equip development wells, including unsuccessful development wells, are capitalized.

Depletion and Amortization

Leasehold costs of producing properties are depleted using the unit-of-production method based on estimated proved oil and gas reserves. Amortization of intangible development costs is based on the unit-of-production method using estimated proved developed oil and gas reserves.

Depreciation of Other Property and Equipment

Furniture, fixtures, equipment, and other are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated life of these assets range from three to five years.

Impairment of Property and Equipment

Property and equipment used in operations are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in the future cash flows expected to be generated by an asset group. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value through additional amortization or depreciation provisions and reported as impairments in the periods in which the determination of the impairment is made. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets—generally on a field-by-field basis for exploration and production assets, at an entire complex level for refining assets or at a site level for retail stores. Because there usually is a lack of quoted market prices for long-lived assets, the fair value of impaired assets is determined based on the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group or based on a multiple of operating cash flow validated with historical market transactions of similar assets where possible. Long-lived assets committed by management for disposal within one year are accounted for at the lower of amortized cost or fair value, less cost to sell.

The expected future cash flows used for impairment reviews and related fair value calculations are based on estimated future production volumes, prices and costs, considering all available evidence at the date of review. If the future production price risk has been hedged, the hedged price is used in the calculations for the period and quantities hedged. The impairment review includes cash flows from proved developed and undeveloped reserves, including any development expenditures necessary to achieve that production. Additionally, when probable reserves exist, an appropriate risk-adjusted amount of these reserves may be included in the impairment calculation. The price and cost outlook assumptions used in impairment reviews differ from the assumptions used in the Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserve Quantities. In that disclosure, ASC 932-235, “Disclosures about Oil and Gas Producing Activities,” requires inclusion of only proved reserves and the use of prices and costs at the balance sheet date, with no projection for future changes in assumptions.  Based on this analysis, we recorded impairment charges related to capitalized costs of oil and gas properties of $3.2 million for the year ended December 31, 2008.  No impairment was recognized for the year ended December 31, 2009.

We have our unproved properties appraised by an independent appraiser.  The most recent appraisal indicated a value of $8.3 million for these properties at December 31, 2009.  Since this appraised value was in excess of the carrying amount of the unproved properties no impairment was recognized, however, an impairment charge of $4.6 million was recorded in 2008 because at that time the carrying value exceeded the appraised value.

Derivative Instruments

In accordance with the interpretive guidance in ASC 815-15, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” we valued the conversion feature of the separate issuances of secured convertible debentures and warrants in January and July 2006 as derivative liabilities. We must make certain periodic assumptions and estimates to value the derivative liability. Factors affecting the amount of this liability include changes in our stock price and the computed volatility of our stock price. The change in value is reflected in our statements of operations as non-cash income or expense, and the changes in the carrying value of derivatives may have a material impact on our financial statements.  For the years ended December 31, 2009 and December 31, 2008, we recorded a non-cash charge of $104,000 and non-cash income of $19.2 million, respectively, upon revaluation of the instruments that are subject to this accounting treatment. The derivative liability associated with these instruments is reflected on our balance sheet as a short-term liability. This liability will remain until the secured convertible debentures are converted, exercised or repaid, and until the warrants are exercised, expire, or other events occur to cause the termination of the derivative accounting, the timing of which may be outside our control.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted ASC 718, “Share-Based Payment”. ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. We adopted ASC 718 using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated and combined financial statements for the years ended December 31, 2009 and 2008 reflect the impact of adopting ASC 718.

Capitalized Interest

Interest is capitalized as part of the historical cost of developing and constructing assets for significant projects. Significant oil and gas investments in unproved properties, significant exploration and development projects for which DD&A expense is not currently recognized, and exploration or development activities that are in progress qualify for interest capitalization. Interest is capitalized until the asset is ready for service. Capitalized interest is determined by multiplying the Company’s weighted-average borrowing cost on debt by the average amount of qualifying costs incurred. Once an asset subject to interest capitalization is completed and placed in service, the associated capitalized interest is expensed through depreciation or impairment, along with other capitalized costs related to that asset.

Asset Retirement Obligations

An asset retirement obligation associated with the retirement of a tangible long-lived asset is recognized as a liability in the period incurred, with an associated increase in the carrying amount of the related long-lived asset. The cost of the tangible asset, including the asset retirement cost, is depreciated over the useful life of the asset. The asset retirement obligation is recorded at its estimated fair value, measured by reference to the expected future cash outflows required to satisfy the retirement obligation discounted at the Company’s credit-adjusted risk-free interest rate. Accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. If the estimated future cost of the asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the long-lived asset. Revisions to estimated asset retirement obligations can result from changes in retirement cost estimates, revisions to estimated inflation rates and changes in the estimated timing of abandonment.

Income Taxes

Deferred income taxes are based on the difference between the financial reporting and tax basis of assets and liabilities.  The deferred income tax provision represents the change during the reporting period in the deferred tax assets and deferred tax liabilities, net of the effect of acquisitions and dispositions.  Deferred income tax assets include tax loss and credit carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion of all of the deferred tax assets will be not be realized. Significant judgment is required in assessing the timing and amounts of deductible and taxable items.  We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions may be challenged and potentially disallowed.  When facts and circumstances change, we adjust these reserves through our provision for income taxes.

To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and are classified as a component of income tax expense in our Statement of Operations.

We adopted the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes”  on January 1, 2007. The adoption did not result in a material adjustment to the Company’s tax liability for unrecognized income tax benefits.  If applicable, we would recognize interest and penalties related to uncertain tax positions in interest expense. As of December 31, 2009, we had not accrued interest or penalties related to uncertain tax positions. The tax years 2006-2009 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

In July 2006, the FASB issued FASB ASC 740 – Income Taxes effective for years beginning after December 15, 2006. The statement establishes a more-likely-than-not threshold for recognizing the benefits of tax return positions in the financial statements. Also, the statement implements a process for measuring those tax positions which meet the recognition threshold of being ultimately sustained upon examination by the taxing authorities. There are no uncertain tax positions taken by the Company on its tax returns and the adoption of the statement had no material impact to the Company’s consolidated financial statements. The Company files tax returns in the US and states in which it has operations and is subject to taxation. Tax years subsequent to 2005 remain open to examination by U.S. federal and state tax jurisdictions.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data

The Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements are set forth beginning on page 51 of this Annual Report on Form 10-K and are incorporated herein.

The financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On September 9, 2008, Hein & Associates LLP, Certified Public Accountants of Dallas, Texas resigned as Wentworth Energy, Inc.’s principal independent accountants and MaloneBailey, LLP, Certified Public Accountants of Houston, Texas were appointed in their place.

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

The appointment of the new accountants, MaloneBailey, LLP, was recommended by the Company’s audit committee and approved by its board of directors on September 9, 2008.

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

During the years ended December 31, 2006 and 2007, and any subsequent period through September 9, 2008, the Company did not consult with MaloneBailey, LLP regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements or (ii) any matter that was either the subject of disagreement or event identified in response to (a)(1)(iv) of Item 304 of Regulation S-K.

Item 9A.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures.  The Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of December 31, 2009 that, as a result of the material weaknesses described below, disclosure controls and procedures were ineffective in providing reasonable assurance that material information is made known to them by others within the Company.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”).  Management has assessed the effectiveness of internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in  Internal Control-Integrated Framework .  A material weakness, as defined by SEC rules, is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in internal control over financial reporting that were identified are:

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

As a result of the existence of these material weaknesses as of December 31, 2009, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in  Internal Control-Integrated Framework.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

Changes to Internal Controls and Procedures over Financial Reporting

Our internal control over financial reporting has been modified during our most recent year by adding additional advisors to address deficiencies in the financial closing, review and analysis process, which has improved our internal control over financial reporting.  On January 15, 2010 we hired a new Chief Financial Officer to further strengthen our internal controls.

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

Item 9B.  Other Information

There was no material information during the fourth quarter of 2009 not previously reported.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Management and Board of Directors

The following table sets forth the name, age and position of each of our directors and executive officers as of the date of this Annual Report:

Name	Age	Position(s) With the Company	Position Held Since	Director Since/During
David Steward	60	Chief Executive Officer, Chairman of the Board and Director	December 13, 2007	July 26, 2007
Allen McGee	60	Chief Financial Officer and Director	January 15, 2010	January 15, 2010
Felicia Williamson	48	Secretary and Treasurer	January 15, 2010	N/A
Jack B. Evans	60	Director	February 18, 2010	February 18, 2010
Michael S. Studdard	60	Director	August 21, 2006	August 21, 2006

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

The following is a brief description of the business experience during the past five years of each of the above-named persons:

David Steward

Mr. Steward was appointed our chief executive officer and chairman of the board of directors in December 2007.  Mr. Steward has been a landman for almost four decades and is a member of the American Association of Professional Landmen and the Society of Exploration Geophysicists.  He is a 25% owner, director and Vice President of Horseshoe Energy, Inc., a private oil and gas company, is a partner in Steward Oil and Gas, LLC and Sierra Mineral & Royalty, and remains active in the family oil and gas business.  Mr. Steward also owns Steward Estates, which owns a commercial office building near Conroe, Texas. Mr. Steward received a BBA degree from Texas A&I University, which is a part of the Texas A&M University system.  Mr. Steward devotes 90% of his time to the Company.  Mr. Steward’s leadership abilities and oil and gas experience, among other factors, led the board of directors to conclude that he should serve as a director of the Company.

Allen McGee

Mr. McGee was appointed our chief financial officer and elected as a director on January 15, 2010.   Mr. McGee has served as president of Allen Roberts McGee, P.C., an accounting firm, since January 1989.  Mr. McGee also served as chief financial officer for Petro Resources Corporation (now Magnum Hunter Resources Corp.) from April 2005 to May 2007, and as its chief accounting officer from June 2007 to June 2009.  Mr. McGee’s accounting and financial experience as well as his service as an executive officer of another public company, among other factors, led the Board to conclude that he should serve as a director of the Company.

Felicia Williamson

Ms. Williams was appointed our secretary and treasurer on January 15, 2010, and has been a non-executive employee of the company since December 2006.  From 1999 to November 2006, Ms. Williamson was employed as a probation officer in Dallas County, Texas.

Jack B. Evans

 Mr. Evans was elected as a director on February 18, 2010.   Mr. Evans has over 30 years of financial and accounting experience with both public and private companies.  Mr. Evans, a Certified Public Accountant, has operated a private accounting practice since 1983.  Mr. Evans also holds a B.A. from the University of Houston.  Mr. Evan’s accounting and financial experience, among other factors, led the board of directors to conclude that he should serve as a director of the Company.

Michael S. Studdard

Michael Studdard was our President and director from August 2006 until November 2008.  He has continued as a director since his retirement as President in November 2008.  Mr. Studdard is a member of the American Association of Professional Landmen and the Society of Exploration Geophysicists. From 1992 to July 2006, he was an independent landman and founded Michael S. Studdard & Associates, a small, private company specializing in seismic permitting and exploration ventures. Mr. Studdard founded Signature Geophysical, where he was responsible for hiring and supervising landmen, field crews, sales, and marketing. From 1989 to 1992, he was Regional Director of Sales for GFS Company, where he was responsible for coordinating and managing sales and marketing activities and developing relationships with oil and gas companies including Mobil, Texaco, Exxon and Chevron in addition to independent exploration companies. From 1986 to 1992, he was the National Sales Director with TGC Industries. From 1976 to 1986, he was co-owner of Ward Exploration, where he was Manager of Public Relations and sales responsible for personnel and budgets as well as manager of field crew operations. Prior thereto, Mr. Studdard served in various capacities with SPS Services, Inc.  Mr. Studdard’s oil and gas experience, among other factors, led the board of directors to conclude that he should serve as a director of the Company.

Audit Committee and Audit Committee Financial Expert

We have an audit committee currently comprising only one director at the present time – Jack B. Evans. Our board of directors has determined that Mr. Evans, is a financial expert, as that term is defined under applicable securities regulations.

The board of directors has determined that Mr. Evans is an “independent” director as defined by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., The NASDAQ National Market, and the Securities and Exchange Commission.  Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues.

Board Leadership Structure

The Company's board of directors is currently chaired by the chief executive officer of the Company, Mr. Steward.   The Company believes that combining the positions of chief executive officer and board chair helps to ensure that the board of directors and management act with a common purpose. In the Company's view, separating the positions of chief executive officer and board chair has the potential to give rise to divided leadership, which could interfere with good decision-making or weaken the Company's ability to develop and implement strategy. Instead, the Company believes that combining the positions of chief executive officer and board chair provides a single, clear chain of command to execute the Company's strategic initiatives and business plans. In addition, the Company believes that a combined chief executive officer/board chair is better positioned to act as a bridge between management and the board of directors, facilitating the regular flow of information. The Company also believes that it is advantageous to have a board chair with an extensive history with and knowledge of the Company (as is the case with the Company's chief executive officer) as compared to a relatively less informed independent board chair.

Role of the Board in Risk Oversight

One of the board’s key functions is informed oversight of the Company's risk management process. The board administers this oversight function directly through the board as a whole, as well as through the board's standing committees that address risks inherent in their respective areas of oversight. In particular, our board is responsible for monitoring and assessing strategic risk exposure, including a determination of the nature and level of risk appropriate for the Company. Our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors compliance with legal and regulatory requirements, in addition to oversight of the performance of our audit function.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC.  Executive officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, as of the date of this report, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners are complied with.

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

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to our Chief Executive Officer, to our most highly compensated executive officers who were serving as an executive officer at December 31, 2009, other than our Chief Executive Officer, and up to two additional individuals for whom disclosure would have been required but for the fact that the individuals were not serving as executive officers at December 31, 2009 (collectively, the “Named Executed Officers”).

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David W. Steward, CEO	2009	-	-	-	500,000	-	-	180,000	180,000
	2008	-	-	-	-	-	-	120,000	120,000
Francis K. Ling, former CFO (1)	2009	-	-	-	-	-	-	155,760	155,760
	2008	-	-	-	-	-	-	149,270	149,270

1.  Francis Ling resigned as chief financial officer and director of the Company effective January 1, 2010.

The Company has entered into various consulting agreements and employment agreements in connection with services rendered to the Company by management.  The material terms of such agreements are as follows:

David Steward

On March 25, 2009, the Company agreed to extend the term of Mr. Steward’s consulting agreement dated November 16, 2007 (the “Consulting Agreement”) for a period of one year that ended on ended on October 31, 2009.

Under the extended Consulting Agreement, Mr. Steward received as compensation for his services, $15,000 per month and an annual bonus based on the Company’s financial results, oil and gas production and the performance of the Company’s stock.  Mr. Steward may terminate the Consulting Agreement at any time by giving the Company sixty days advance written notice.  The Company may terminate the Consulting Agreement at any time without cause.

On March 25, 2009, the Company also issued an option (the “Option”) to purchase 500,000 shares of the Company’s common stock to Mr. Steward.  The Option is immediately exercisable, with an exercise price of $0.03 per share, subject to antidilution provisions, and expires on March 24, 2014.  The Option was issued pursuant to the Company’s 2007 Stock Incentive Plan.

Recent Change of our Chief Financial Officer

Francis Ling resigned as the Company’s chief financial officer and director effective January 1, 2010.  Allen McGee was appointed as the Company’s new chief financial officer and elected as a director on January 15, 2010.  In 2009, Mr. McGee provided accountant services to the Company as an independent contractor, pursuant to which he was paid an aggregate of $18,000 for services rendered.  Mr. McGee will be paid an annualized salary of $72,000 per year in connection with his service as the Company’s chief financial officer.  The Company has agreed to make such salary payments directly to Mr. McGee’s accounting firm, Allen Roberts McGee, P.C.

Outstanding Equity Awards at Fiscal Year End

The following tables set forth information concerning unexercised options, stock that has not vested, and equity incentive awards outstanding as of December 31, 2009 for each of the Named Executive Officers.

Outstanding Equity Awards at Fiscal Year End Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Original Option Exercise Price ($)	Option Expiration Date
David Steward, CEO	500,000	-	-	-	-
Francis Ling, former CFO	1,146,000 [1]	-	-	$0.50	February 28, 2011 [2]
Francis Ling, former CFO	200,000	-	-	$0.50	April 2, 2013 [2]

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

Compensation of Directors

The following table sets forth information concerning the compensation of our directors, excluding Named Executive Officers who are also directors, for the year ended December 31, 2009:

Directors Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Roger D. Williams	12,500	-	-	-	-	-	12,500

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2008 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	1,800,000	$0.55	578,249
Equity compensation plans not approved by security holders	15,096,000	$0.63	n/a
Total	16,396,000	$0.64	578,249

On July 26, 2007, the Company’s stockholders approved a stock incentive plan (the “Stock Incentive Plan”) for employees, directors, officers, consultants, and advisors of the Company to provide a means to motivate, attract and retain the services of such individuals in order to promote the success of the Company.  The 2007 Plan reserved 2,378,249 shares of common stock for issuance by the Company either directly as stock awards or underlying stock options.  At December 31, 2009, 578,249 shares were available under the Plan for future issuance.

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

Name and Address of Beneficial Owner [1]	Title of Class	Amount and Nature of Beneficial Ownership	% of Class
Named Executive Officers and Directors
David W. Steward 420 E. Reunion Fairfield, Texas 75840	Common	767,300 [2]	*
Francis K. Ling Suite 98, 2603 – 162nd Street, Surrey, BC, Canada	Common	1,407,500 [3]	1.0%
Allen McGee 4265 San Felipe, #1040 Houston, Texas 77027	Common	-0-	*
Jack B. Evans 3 Riverway Ste 125 Houston, Texas 77056	Common	2,775,000[4]	2.07%
Michael S. Studdard 5110 Anderson County Road 2206, Palestine, Texas 75801	Common	2,870,838 [5]	2.12%
All Directors and Executive Officers as a Group	Common	7,820,638	5.84%

*

Less than 1%.

1.

The terms of our senior secured convertible notes and related warrants restrict the noteholder from converting or exercising the senior secured convertible notes or related warrants if the senior secured convertible noteholder (and its affiliates) would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such conversion or exercise. The terms of our convertible debentures and related warrants restrict the debentureholder from (a) converting the convertible notes if the convertible debentureholder (and its affiliates) would beneficially own in excess of 4.9% of the number of shares of common stock outstanding immediately after giving effect to such conversion and (b) exercising the related warrants if the convertible debentureholder (and its affiliates) would beneficially own in excess of 4.9% of the number of shares of common stock outstanding immediately after giving effect to such exercise. Due to the ownership restriction in the senior secured convertible notes, convertible debentures and warrants, we did not list any of the holders of the notes, debentures or warrants from the January 2006, July 2006 or October 2007 private placement as 5% or greater beneficial owners in this table.

2.

Represents 267,300 shares of common stock owned of David W. Steward and Pam Steward, as joint tenants and 500,000 shares of common stock issuable upon exercise of options exercisable within 60 days held by Mr. Steward.

3.

Represents 61,500 shares of common stock owned of record by Mr. Ling and 1,346,000 shares of common stock issuable upon exercise of options exercisable within 60 days held by Mr. Ling.

4.

Represents (i) 1,000,000 shares of common stock owned by record of Mr. Evans, (ii) 1,000,000 shares of common stock owned by record of the Jack B. Evans SEP, and (iii) 750,000 shares of common stock owned by record of Claire G. Evans, the mother of Mr. Evan.  Mr. Evans shares voting and investment power with respect to the shares held by Claire G. Evans.

5.

Represents 1,500,000 shares of common stock owned by Roboco Energy, Inc. of which Mr. Studdard owns 1/3 of the issued and outstanding shares and 1,370,838 shares of common stock issuable upon exercise of options exercisable within 60 days held by Mr. Studdard.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Except for transactions set forth under the heading “Executive Compensation” and as described below, there have been no transactions or proposed transactions since the beginning of our last fiscal year requiring disclosure pursuant to Item 404 of Regulation S-K.

The Company paid management and consulting fees to its directors, persons related to directors or entities controlled by directors. The total expense for these fees for the year ended December 31, 2009 was $348,260.

As of December 31, 2009, the Company had an account receivable of $13,050 due from an entity owned by a former President and current director of the Company. During the fourth quarter of 2008, the Company determined that it was overpaying overriding royalties to Roboco Energy, Inc., a corporation owned by Mike Studdard, the Company’s former President and a current director. As a result, the Company recorded an account receivable for the overpayment. This overpayment will be deducted from future overriding royalties.

The Company paid overriding royalties to a corporation controlled by a director and/or a director’s family member. The total overriding royalties paid to these parties for the year ended September 30, 2009 was $6,597.

Director Independence

We have determined that the following individuals who currently serve as a director or served as a director during any part of the last completed fiscal year are not independent, as that term is defined in Item 407 to Regulation S-K:

Name	Committee Membership
Jack Evans	Audit Committee
Roger Williams[1]	None

1 Resigned during November 2009

We have determined that the following individuals who currently serve as a director or served as a director during any part of the last completed fiscal year are not independent, as that term is defined in Item 407 to Regulation S-K:

Name	Committee Membership
David Steward	None
Francis K. Ling[1]	Audit Committee
Allen McGee	None
Michael Studdard	None

1 Resigned during January 2010

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

Item 14.  Principal Accountant Fees and Services

Audit Fees

The fees to MaloneBailey, LLP for the audit of our annual statements and review of the quarterly reports for the fiscal year ended December 31, 2009 are estimated at $70,200. The fees for the audit of the annual statements for the fiscal year ended December 31, 2008 totaled $96,000.

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
Exhibit 10.2

Incentive Stock Option Agreement between Wentworth Energy, Inc. and Francis K. Ling dated April 2, 2007 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-QSB/A dated November 27, 2007).

Exhibit 10.3	Form of Stock Option Amendment Letter Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on 10-QSB dated November 14, 2007 (File No. 000-32593))

Exhibit 10.4

Consulting Agreement dated November 16, 2007 by and between Wentworth  Energy, Inc. and David Steward (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 19, 2007)

Exhibit 10.5

Stock Purchase Agreement dated April 30, 2008 by and between Wentworth Energy, Inc. and CamTex Energy, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 16, 2008)

Exhibit 10.6

Release and Termination Agreement by and between Wentworth Energy, Inc., Barnico Drilling, Inc. and Castlerigg Master Investments Ltd. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated May 16, 2008)

Exhibit 10.7	Termination of Consulting Agreement by and between George Barnes and Wentworth Energy, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated May 16, 2008)
Exhibit 10.8	Form of Amendment to Notes and Warrants by and between Wentworth Energy, Inc and certain investors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 20, 2008)
Exhibit 10.9	Waiver under Amended and Restated Registration Rights Agreement effective as of June 30, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 15, 2008)
Exhibit 10.10

Waiver and Deferral of October 1, 2008 Quarterly Interest Payment effective as of September 30, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated November 4, 2008)

Exhibit 10.11

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

Dated: April 15, 2010	WENTWORTH ENERGY, INC. (Registrant)

/s/ DAVID STEWARD David Steward Chief Executive Officer (Principal Executive Officer)

/s/ ALLEN MCGEE Allen McGee Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DAVID STEWARD David Steward	Chief Executive Officer, Chairman of the Board and Director	April 15, 2010

/s/ ALLEN MCGEE Allen McGee	Chief Financial Officer and Director	April 15, 2010

/s/ JACK B. EVANS Jack B. Evans	Director	April 15, 2010

/s/ MICHAEL STUDDARD Michael Studdard	Director	April 15, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Wentworth Energy, Inc.

Palestine, Texas

We have audited the accompanying consolidated balance sheets of Wentworth Energy, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wentworth Energy, Inc. as of December 31, 2009 and 2008 and the results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

April 14, 2010

Wentworth Energy, Inc. Consolidated Balance Sheets
	December 31,
	2009	2008
Assets
Current
Cash	$582,566	$533,692
Accounts receivable	91,488	216,689
Prepaid expenses	17,333	36,468
Total Current Assets	691,387	786,849

Long Term
Oil and gas properties (successful efforts):
Royalty interest, net of accumulated depletion of
$154,404 and $129,464, respectively	199,484	224,425
Proved oil and gas properties, net of accumulated
depletion of $639,773 and $409,424 respectively	13,638,649	13,930,393
Unproved oil and gas properties, net	5,672,784	5,672,784
Restricted cash	6,000	82,590
Other property and equipment, net	98,647	122,626
Assets held for sale - equipment	-	2,328,211
Total Assets	$20,306,951	$23,147,878

Liabilities and Stockholders’ Deficit
Current
Accounts payable and accrued liabilities	$143,844	$379,235
Accrued interest payable	12,158,214	4,653,349
Deposits	-	90,000
Derivative liabilities	1,284,284	1,326,025
Convertible debentures payable	1,163,073	1,310,873
Senior secured convertible notes payable	53,776,572	53,776,572
Total Current Liabilities	68,525,987	61,536,054
Asset retirement obligation	85,490	136,174
Total Liabilities	68,611,477	61,672,228
Commitments and contingencies

Stockholders Deficit
Preferred stock, $0.001 par value
2,000,000 shares authorized
Nil shares issued and outstanding	-	-
Common stock, $0.001 par value
300,000,000 shares authorized; 87,384,135 and
50,845,816 issued and outstanding, respectively	87,383	50,845
Additional paid in capital	53,541,979	53,280,116
Accumulated deficit	(101,933,888)	(91,855,311)
Total Stockholders’ Deficit	(48,304,526)	(38,524,350)
Total Liabilities and Stockholders’ Deficit	$20,306,951	$23,147,878

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc,
Consolidated Statements of Operations
	Years Ended December 31
	2009	2008
Revenue
Oil and gas revenue	$516,848	$1,112,800
Total revenue	516,848	1,112,800
Operating expenses
Lease operating expenses	174,764	154,704
Depreciation and depletion	278,713	229,149
Impairment of oil and gas properties	-	7,871,469
General and administrative	1,131,230	2,870,142
Total operating expenses	1,584,707	11,125,464
Loss from operations	(1,067,859)	(10,012,664)

Other income (expense)
Investment income	6,994	26,598
Interest and finance costs	(7,504,865)	(48,959,452)
Other income	30,756	296,144
Loss on settlement of lawsuit	-	(140,000)
Gain on sale of subsidiary stock	-	50,000
Unrealized gain (loss) on derivative contracts	(104,638)	19,241,184
Total other income (expense)	(7,571,753)	(29,485,526)
Loss from continuing operations	(8,639,612)	(39,498,190)
Loss from discontinued operations	(1,438,965)	(776,910)
Net loss	$(10,078,577)	$(40,275,100)

Net loss per share – basic & diluted
Continuing operations	$(0.12)	$(1.17)
Discontinued operations	(0.02)	(0.02)
Net loss	$(0.14)	$(1.20)
Weighted average shares outstanding
Basic and diluted	70,750,990	33,615,516

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.
Consolidated Statements of Stockholders’ Deficit
Years Ended December 31, 2009 and 2008
	Number	Par	Additional Paid in Capital	Deficit	Total
	of Shares	Value		Accumulated
Balance, December 31, 2007	26,249,764	$ 26,249	$ 52,184,576	$ (51,580,211)	$ 630,614

Issuance of common stock upon exercise of options	16,178,248	16,178	(16,178)	-	-
Elimination of derivative liability related to exercised warrants	-	-	872,436	-	872,436
Issuance of common stock for settlement of lawsuit	800,000	800	139,200	-	140,000
Issuance of common stock upon conversion of debt	7,617,804	7,618	100,082	-	107,700
Net loss for the period	-	-	-	(40,275,100)	(40,275,100)

Balance, December 31, 2008	50,845,816	50,845	53,280,116	(91,855,311)	(38,524,350)

Stock based compensation	-	-	4,222	-	4,222
Derivative liability removed due to exercise of warrants	-	-	146,379	-	146,379
Issuance of common stock upon conversion of debt	36,538,319	36,538	111,262	-	147,800
Net loss for the period	-	-	-	(10,078,577)	(10,078,577)

Balance, December 31, 2009	87,384,135	$ 87,383	$ 53,541,979	$(101,933,888)	$(48,304,526)

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.
Consolidated Statements of Cash Flows
	Years Ended December 31
	2009	2008
Cash Flows from Operating Activities
Net loss	$(10,078,577)	$(40,275,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	278,713	229,149
Amortization of discount on convertible debentures	-	870,466
Amortization of discount on senior secured notes	-	35,277,484
Amortization of deferred financing costs	-	7,645,986
Accretion of asset retirement obligation	12,461	12,820
Stock-based compensation	4,222	-
(Gain) loss on derivative contracts	104,638	(19,241,184)
Loss on sale of assets held for sale and other property and equipment	1,169,109	2,686
Impairment on assets held for sale	359,775	761,819
Gain on sale of subsidiary stock	-	(50,000)
Impairment of oil and gas properties	-	7,871,469
Stock issued for settlement of lawsuit and other	-	140,000
Change in operating assets and liabilities:
Accounts receivable	125,201	17,825
Prepaid expenses	19,135	95,363
Accounts payable and accrued liabilities	(235,391)	(296,709)
Accrued interest payable	7,504,865	3,935,337
Net cash used in operating activities	(735,849)	(3,002,589)

Cash Flows from Investing Activities
Additions to oil and gas properties	(1,750)	(203,753)
Deposit on lease option	(90,000)	90,000
Purchase of other property and equipment	-	(4,761)
Proceeds from sale of assets held for sale and other property and equipment	799,883	16,640
Proceeds from sale of subsidiary stock	-	50,000
Change in restricted cash, net	76,590	(5,466)
Net cash provided by (used in) investing activities	784,723	(57,340)

Cash Flows from Financing Activities
Payments on advances from related parties	-	(47,692)
Net cash used in financing activities	-	(47,692)
Net increase (decrease) in cash	48,874	(3,107,621)
Cash at beginning of period	533,692	3,641,313
Cash at end of period	$582,566	$533,692

Supplemental cash flow information
Interest paid	$-	$1,230,139
Income taxes paid	$-	$-

Supplemental non-cash information
Debt converted to common stock	$147,800	$-
Derivative liability removed due to exercise of warrants	$146,379	$872,436
Write off of note receivable against deferred revenue	$-	$200,000
Conversion of principal on convertible debentures	$-	$107,700
Revision of asset retirement obligation	$63,145	$16,761
Cashless exercise of warrants	$-	$16,178

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

2.  Significant Accounting Policies

a)  Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Barnico Drilling, Inc. Barnico Drilling, Inc. was sold in 2008. All significant inter-company transactions have been eliminated in consolidation.

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

Costs directly associated with the acquisition and evaluation of unproved properties is excluded from the amortization base until proved reserves are discovered.  Once proved reserves are discovered, the costs are reclassified to proved properties. Unproved oil and gas properties that are individually significant are assessed at least annually for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Capitalized costs of proved oil and gas properties are depreciated and depleted on a field basis by the units-of-production method based on proved reserves as estimated by an independent petroleum engineering firm. Support equipment and other property and equipment are depreciated over their estimated useful lives.

The Company evaluates the carrying value of its long-lived assets when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.  For the years ended December 31, 2009 and 2008, the Company recognized impairment losses of  $0.4 million and $0.8 million  on its assets held for sale which is included in the Loss from  discontinued operations in the Consolidated Statements of Operations. (see also Note 16)

The Company performs a review for impairment of proved oil and gas properties on a field basis.  Undiscounted future net cash flows and fair value of a proved field are determined using the undiscounted and discounted future net revenue calculations, respectively, provided by an independent petroleum engineering firm.  Based on this analysis, the Company recorded impairment charges related to capitalized costs of oil and gas properties of $3.2 million for the year ended December 31, 2008.  No impairment was recognized for the year ended December 31, 2009.

The Company’s unproved properties were appraised by an independent appraiser as of December 31, 2009 and 2008 and the appraisal indicated a value of $8.3 million and $5.7 million, respectively.  As of December 31, 2009, since the appraised value was in excess of the carrying amount of the unproved properties, no impairment was recognized. However, an impairment charge of $4.6 million was recorded in 2008 because at that time the carrying value exceeded the appraised value.  Oil and gas prices were severely depressed at December 31, 2008, which led to the impairment.

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

d)  Restricted cash

Restricted cash represents amounts maintained to guarantee our letters of credit.

e)  Accounts receivable

As of December 31, 2009 and 2008 the Company’s accounts receivable primarily consisted of oil and natural gas proceeds receivable. The Company requires no collateral for such receivables, nor does it charge interest on past due balances. Management periodically reviews accounts receivable for collectability and reduces the carrying amount of the accounts receivable by an allowance. No such allowance was necessary at December 31, 2009 or December 31, 2008.

f)  Revenue recognition

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

g)   Concentration of credit risk

The Company maintains its deposits primarily in one financial institution, which at times may exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”) of $250,000.  At December 31, 2009 and 2008, the Company had approximately $282,000 and $351,000 of uninsured deposits, respectively. During 2008 the Company had a sweep account in which the balance was invested daily in high-interest earning Eurodollar deposit accounts.  The balance for the sweep account was approximately $66,000 at December 31, 2008. The Eurodollar deposits were not insured by the FDIC.  The Company did not experience any losses with respect to uninsured balances. As of December 31, 2009, the Company no longer maintained a sweep account.

h)  Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful lives of assets, which range from five to seven years. Gains and losses on sales and retirements of property and equipment are reflected in income.  Depreciation expense was $23,113 and $23,858 for the years ended December 31, 2009 and 2008, respectively.

i)  Deferred financing costs

Financing costs with respect to the 10% convertible debentures totaling $0.3 million were recorded and were being expensed using the effective interest method over the remaining months until maturity of the debentures on January 11, 2009. The Company also recorded a discount for the convertible debentures, as described in Note 9.  Due to the default on the debentures, as also described in Note 9, the remaining unamortized finance costs and discount were charged to expense at the date of the default.  Amortization expense for the years ended December 31, 2009 and 2008 was $ 0 and $870,000, respectively.

Financing costs with respect to the 9.15% senior secured convertible notes totaling $11.2 million were originally recorded and were being expensed using the effective interest method over the remaining months until maturity of the notes. The maturity date of the convertible notes was extended from July 2009 until October 2010 as a result of the debt restructuring described in Note 9. The Company also recorded a discount for the senior secured convertible notes as described in Note 9.  Due to the default on the notes, as also described in Note 9, the remaining unamortized finance costs and discount were charged to expense.  Amortization expense for the years ended December 31, 2009 and 2008 was $0 and $35.3 million, respectively.

j)  Use of estimates

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

k)  Stock based compensation

The Company accounts for stock based compensation issued to employees and non-employees in accordance with the guidance on share-based payments.  Accordingly, the cost of services received in exchange for equity instruments is measured at fair value at the grant date. For the years ended December 31, 2009 and 2008, the Company recognized stock compensation expense of $4,222 and $0, respectively.

l)   Income taxes

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its tax returns using a two-step process. The first step is a recognition process to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more likely than not recognition threshold, it is presumed that the position will be examined by the appropriate taxing authority with full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more likely than not recognition threshold is calculated to determine the amount of benefit/expense to recognize in the financial statements. The tax position is measured at the largest amount of benefit/expense that is more likely than not of being realized upon ultimate settlement.  No liability for unrecognized tax benefits was recorded as of December 31, 2009 and 2008.

m)  Asset retirement obligations

An asset retirement obligation associated with the retirement of a tangible long-lived asset is recognized as a liability in the period incurred, with an associated increase in the carrying amount of the related long-lived asset. The cost of the tangible asset, including the asset retirement cost, is depreciated over the useful life of the asset. The asset retirement obligation is recorded at its estimated fair value, measured by reference to the expected future cash outflows required to satisfy the retirement obligation discounted at the Company’s credit-adjusted risk-free interest rate. Accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. If the estimated future cost of the asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the long-lived asset. Revisions to estimated asset retirement obligations can result from changes in retirement cost estimates, revisions to estimated inflation rates and changes in the estimated timing of abandonment.

n)  Fair value of financial instruments

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

o) Embedded derivatives

The Company evaluates embedded derivatives in accordance with ASC Topic 815-15 and 815-40 to determine whether the embedded feature should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If an embedded conversion feature does not require derivative treatment under the above guidance, the instrument is evaluated for consideration of any beneficial conversion feature.

The valuation of the Company’s embedded derivatives and warrant derivatives are determined primarily by the Black-Scholes option pricing model. To determine the fair value of the embedded derivatives, management evaluates assumptions regarding the probability of certain future events. Other factors used to determine fair value include the Company’s period end stock price, historical stock volatility, risk free interest rate and derivative term. The fair value recorded for the derivative liability varies from period to period. This variability may result in the actual derivative liability for a period either above or below the estimates recorded in the consolidated financial statements, resulting in significant fluctuations in other income (expense) because of the corresponding non-cash gain or loss recorded.

p) Subsequent Events

In accordance with applicable accounting standards for the disclosure of events that occur after the balance sheet date but before the financial statements are issued, the Company evaluated all events or transactions that occurred after December 31, 2009 up through the date the financial statements were issued.

q)  Recently adopted accounting standards

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, Fair Value Measurements and Disclosures (ASU 2009-05). ASU 2009-05 amends Subtopic 820-10,  Fair Value Measurements and Disclosures , to provide guidance on the fair value measurement of liabilities. ASU 2009-05 provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available. ASU 2009-05 is effective for interim and annual periods beginning after August 26, 2009. The Company adopted the provisions of ASU 2009-05 for the period ended December 31, 2009. There was no impact on the Company’s operating results, financial position or cash flows.

In June 2009, the FASB issued ASU No. 2009-01, Generally Accepted Accounting Principles (ASU 2009-01). ASU 2009-01 establishes “The FASB Accounting Standards Codification,” or Codification, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. ASU 2009-01 is effective for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of ASU 2009-01 for the period ended September 30, 2009. There was no impact on the Company’s operating results, financial position or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (ASC 855) to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of ASC 855 for the period ended June 30, 2009. There was no impact on the Company’s operating results, financial position or cash flows.

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments  (ASC 825-10-65) to change the reporting requirements on certain fair value disclosures of financial instruments to include interim reporting periods. The Company adopted ASC 825-10-65 in the second quarter of 2009. There was no impact on the Company’s operating results, financial position or cash flows; however additional disclosures were added to the accompanying notes to the consolidated financial statements for the Company’s fair value of financial instruments. See Note 5 “Embedded Derivative Liabilities and Fair Value Measurements” for more details.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (ASC 320-10-65), to expand other-than-temporary impairment guidance for debt securities to enhance the application of the guidance and improve the presentation and disclosure of other-than temporary impairments on debt and equity securities within the financial statements. The adoption of ASC 320-10-65 in the second quarter of 2009 did not have a significant impact on the Company’s operating results, financial position or cash flows.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,  (ASC 820-10-65) to provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability has significantly decreased. In addition, ASC 820-10-65 includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 in the second quarter of 2009 did not have a significant impact on the Company’s operating results, financial position or cash flows.

In December 2008, the SEC issued Release No. 33-8995, Modernization of Oil and Gas Reporting (ASC 2010-3), which amends the oil and gas disclosures for oil and gas producers contained in Regulations S-K and S-X, as well as adding a section to Regulation S-K (Subpart 1200) to codify the revised disclosure requirements in Securities Act Industry Guide 2, which is being eliminated. The goal of Release No. 33-8995 is to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves. Energy companies affected by Release No. 33-8995 are now required to price proved oil and gas reserves using the unweighted arithmetic average of the price on the first day of each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual arrangements, excluding escalations based on future conditions. SEC Release No. 33-8995 is effective beginning for financial statements for fiscal years ending on or after December 31, 2009. The impact on the Company’s operating results, financial position and cash flows has been recorded in the financial statements; additional disclosures were added to the accompanying notes to the consolidated financial statements for the Company’s supplemental oil and gas disclosure. See  Supplemental Oil and Gas Information for more details.

In January 2010, the FASB issued FASB Accounting Standards Update (ASU) No. 2010-03 Oil and Gas Estimations and Disclosures (ASU 2010-03). This update aligns the current oil and natural gas reserve estimation and disclosure requirements of the Extractive Industries Oil and Gas topic of the FASB Accounting Standards Codification (ASC Topic 932) with the changes required by the SEC final rule ASC 2010-3, as discussed above, ASU 2010-03 expands the disclosures required for equity method investments, revises the definition of oil- and natural gas-producing activities to include nontraditional resources in reserves unless not intended to be upgraded into synthetic oil or natural gas, amends the definition of proved oil and natural gas reserves to require 12-month average pricing in estimating reserves, amends and adds definitions in the Master Glossary that is used in estimating proved oil and natural gas quantities and provides guidance on geographic area with respect to disclosure of information about significant reserves. ASU 2010-03 must be applied prospectively as a change in accounting principle that is inseparable from a change in accounting estimate and is effective for entities with annual reporting periods ending on or after a change in accounting estimate and is effective for entities with annual reporting periods ending on or after December 31, 2009. The Company adopted ASU 2010-03 effective December 31, 2009. See  Supplemental Oil and Gas Information  for more details.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133  (ASC 815-10-65). ASC 815-10-65 requires entities that utilize derivative contracts to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. ASC 815-10-65 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of ASC 815 have been applied, and the impact that hedges have on an entity’s operating results, financial position or cash flows. The Company adopted ASC 815-10-65 on January 1, 2009. There was no impact on the Company’s operating results, financial position or cash flows; however additional disclosures were added to the accompanying notes to the consolidated financial statements for the Company’s derivative contracts. See Note 5 “ Embedded Derivatives Liabilities  and Fair Value Measurements ” for more details.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (ASC 805), and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51  (ASC 810-10-65). ASC 805 and ASC 810-10-65 significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests within the financial statements. ASC 805 provides additional definitions, such as the definition of the acquirer in a purchase and improvements in the application of how the acquisition method is applied. ASC 810-65 changes the accounting and reporting for minority interests, which are re-characterized as non-controlling interests, and classified as a component of equity. The Company adopted ASC 805 and ASC 810-10-65 on January 1, 2009. There was no impact on the Company’s operating results, financial position or cash flows; however if the Company enters into future business combinations, certain transaction related expenses may be recorded within the Company’s operating results which could reduce its current period net income or increase its net loss. Additionally, valuation of certain assets may be different than under the old accounting standards.

Effective January 1, 2009, the Company adopted FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (ASC 820-10-55). ASC 820-10-55 delayed the effective date of ASC 820 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The adoption of ASC 820-10-55 did not have a significant impact on the Company’s operating results, financial position or cash flows.

In June 2008, the FASB issued Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities  (ASC 260). ASC 260 clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participating securities. The adoption of ASC 260 on January 1, 2009 did not have a significant impact on the Company’s operating results, financial position or cash flows.

r) Reclassifications

Certain reclassifications have been made to the prior year financial statements in order for them to be in conformity with the current year presentation.

3.  Going concern

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern. Accordingly, they do not give effect to adjustments that would be necessary should the Company be unable to continue as a going concern, and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements.  However, the Company has incurred significant losses from operations, has a working capital deficiency, and is in default on their senior secured convertible notes and convertible debentures.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon achieving profitable operations, receiving deferrals on the interest payments due and waivers on the default of the amended debt agreements from its senior secured convertible note holders and injection of additional capital.  The outcome of these matters cannot be predicted at this time.  Management of the Company is actively seeking potential partners who possess the necessary resources to assist the Company in developing its remaining properties in order to secure additional funds through lease bonuses and overriding royalty interests.

4.  Earnings (loss) per share

Basic net loss per share is computed on the basis of weighted average number of shares of common shares outstanding during the period .  Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that would be issued upon exercise of common stock options and warrants and from the conversion of the Company’s convertible notes and debentures.

Common stock equivalents pertaining to stock options, warrants and convertible debt were not included in the computation of diluted loss per share because the effect would have been anti-dilutive due to the net losses for the years ended December 31, 2009 and 2008.

5.  Embedded Derivative Liabilities and Fair Value Measurements

Embedded Derivative Liabilities

As of December 31, 2009 and 2008, the Company had the following derivative liabilities outstanding:

	Convertible Debentures		Senior Secured Convertible Notes
	Conversion Feature	Warrants	Conversion Feature	Warrants	Private Placement Warrants	Total Derivative Liabilities
Derivative liabilities, December 31, 2007	$ 607,203	$ 77,252	$ 9,937,874	$10,702,537	$ 114,779	$21,439,645
Elimination of derivative liability due to the exercise of warrants	-	(29,571)	-	(842,865)	-	(872,436)
Unrealized (gains) losses included in other revenue (expense) in the statements of operations	177,116	(47,681)	(9,911,344)	(9,345,802)	(113,473)	(19,241,184)
Derivative liabilities, December 31, 2008	784,319	-	26,530	513,870	1,306	1,326,025
Elimination of derivative liability due to conversion of debt to equity	(146,379)	-	-	-	-	(146,379)
Unrealized (gains) losses included in other revenue (expense) in the statements of operations	493,529		(26,530)	(361,104)	(1,257)	104,638
Derivative liabilities, December 31, 2009	$ 1,131,469	$ -	$ -	$ 152,766	$ 49	$ 1,284,284

The Company’s convertible debentures and notes have a conversion feature that is based on the market value of the stock at the date of conversion.  The conversion feature was evaluated under ASC Topic 815-15 and 815-40 and was determined to have characteristics of a liability and is therefore a derivative liability under the above guidance. The conversion price is variable which caused the Company to conclude it is possible to have an insufficient number of common shares available to share-settle the convertible debentures, the senior secured convertible notes, and the related warrants.  As a result, the embedded conversion feature of the convertible debt was bifurcated and recorded as a derivative liability at its fair value.  Similarly, the fair value of the warrants is recorded as a derivative liability.  Each reporting period, the above derivative liabilities are fair valued with the non-cash gain or loss recorded in the period as a gain or loss on derivatives.  The above derivative instruments are not designated as hedging instruments.

The valuation of the Company’s embedded derivatives and warrant derivatives are determined primarily using the Black-Scholes option pricing model.  To determine the fair value of the derivatives, the Company evaluates assumptions regarding the probability of certain future events.  No dividends were assumed due to the nature of the Company’s current business strategy. The fair values of the derivatives were estimated using the following assumptions of management:

	Years Ended December 31
	2009	2008
Year-end stock price per share	$0.0030	$0.009
Risk-free interest rate	0.91% - 2.16%	0.72% - 1.68%
Expected life	1.47 – 4.84 years	2.47 – 5.84 years
Expected volatility	171.72% - 220.13%	157.72% - 175.15%

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy is used which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are described as follows:

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

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2009.

Fair Value Measures	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets
None	$ -	$ -	$ -	$ -
Liabilities
Liabilities from derivatives	$ -	$1,284,284	$ -	$1,284,284

6.  Royalty Interests

The Company owns oil and gas royalty interests in Freestone County, Anderson County and Jones County, Texas. These royalty interests were purchased as part of the Company’s 27,557 gross acres of oil and gas fee mineral rights. The royalty interests were recorded at their initial estimated relative fair value of $0.4 million.  Depletion of approximately $23,000 and $43,000 has been recorded for the years ended December 31, 2009 and 2008, respectively on these royalty interests.

7.  Joint Operating Agreement

In November 2006, the Company signed two three-year Oil & Gas Mineral Leases and a Joint Operating Agreement with Marathon Oil Company and its affiliate (together, “Marathon”) to explore approximately 9,200 acres of the P.D.C. Ball mineral property in Freestone County, Texas. The agreements give Marathon the right to drill deep gas wells on the property (below 8,500 feet) and the opportunity, but not obligation, to partner with the Company on drilling upper zones (above 8,500 feet) on a 50/50 basis. The Company retained a 21.5% royalty interest in any revenue generated from the property below 8,500 feet and a 23% royalty interest in any revenue generated from the property above 8,500 feet.  As part of the agreement, the Company acquired a seismic license giving it access to all seismic data collected during Marathon’s lease term.  As of December 31, 2009, no revenues have been generated.

8. Equipment

Property and equipment consist of the following:

	Cost	Accumulated Depreciation	Allowance for Impairment	December 31, 2009 Net Book Value
Office equipment and furniture	$ 49,485	$ 26,206	$ -	$ 23,279
Compressor station	107,014	31,646	-	75,368
	$156,499	$57,852	$ -	$98,647

	Cost	Accumulated Depreciation	Allowance for Impairment	December 31, 2008 Net Book Value
Assets held for sale - equipment	$6,400,939	$640,384	$3,432,344	$2,328,211
Vehicles	-	-	-	-
Office equipment and furniture	50,350	18,380	-	31,970
Compressor station	107,014	16,358	-	90,656
	$ 6,558,303	$675,122	$3,432,344	$2,450,837

9. Debt

	December 31, 2009	December 31, 2008
Senior secured convertible notes – beginning balance	$53,776,572	$53,776,572
Principal payments	-	-
Original discount	(36,112,074)	(36,112,074)
Amortization of discount	36,112,074	36,112,074
Senior secured notes, net of discount – ending balance	53,776,572	53,776,572

Convertible debentures-beginning balance	1,310,873	1,418,573
Principal payments	-	-
Principal conversions	(147,800)	(107,700)
Original discount	(905,123)	(905,123)
Amortization of discount	905,123	905,123
Convertible debentures, net of discount-ending balance	1,163,073	1,310,873

Less short term debt and current portion of long-term debt	(54,939,645)	(55,087,445)
Long-term debt	$-	$-

Senior Secured Convertible Notes

General terms

On July 25, 2006, the Company issued an aggregate $32.4 million of senior secured Convertible Notes (the “Convertible Notes”) were due in five equal installments beginning July 2007. The Convertible Notes carry a 9.15% annual interest rate, which is payable quarterly, and may, at the Company’s option if certain “Equity Conditions” are satisfied, be paid by the issuance of the Company’s common stock. Any shares of common stock used to pay interest will be valued at the lower of (1) the then applicable conversion price of the Convertible Notes and (2) 82.5% of the arithmetic average of the weighted average price of the common stock for the five trading days preceding the interest payment date. At December 31, 2009 and 2008, accrued interest totaled $11.9 million and $4.5 million, respectively.

The Convertible Notes were amended in October 2007 and have a maturity date of October 31, 2010, subject to the right of the holders to extend the maturity date to a date that is not later than October 31, 2012. The Company’s obligations under the Convertible Notes are secured by a security interest in substantially all of the assets of the Company and its wholly-owned subsidiary, Barnico Drilling, Inc. The amendment was accounted for prospectively as a modification of terms in a troubled debt restructuring resulting in additional debt proceeds of $5 million and interest and fees of $16.4 million, which was added to the original loan balance. As a result, the outstanding principal on the Convertible Notes increased from $32.4 million to $53.8 million, which was the principal balance outstanding at December 31, 2009 and 2009, respectively

The Convertible Notes are convertible into common stock at the holders’ option at an initial rate of $1.40 per share, which was reduced to $0.65 per share upon the restructuring of the notes in October 2007.

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

On October 1, 2008, a quarterly interest payment of approximately $1.23 million was due and payable to the holders of the convertible notes. The Company did not have sufficient funds to meet this payment. However, the note holders agreed to waive the default and granted a deferral of the quarterly interest payment to January 1, 2009. On that date both the original October 1, 2008 and the January 1, 2009 payments were due. The Company was unable to make the payment due on January 1, 2009 and the note holders denied further waiver of the default and deferral of the interest payments. Therefore the Convertible Notes were deemed to be in default effective October 1, 2008. Per terms of the note, the interest rate escalated to 15% effective on the default date of October 1, 2008. The principal of the Convertible Notes is reported as a current liability in the Consolidated Balance Sheets due to the default.

In connection with these Convertible Notes the Company recorded a $36.1 million debt discount due to the value of the derivative associated with the warrants and the embedded conversion feature.  The debt discount is being amortized using the interest method over the life of the related debentures and $7.2 million was expensed during year ended December 31, 2008. As noted above, the Company defaulted on the Convertible Notes resulting in the accelerated recognition of unamortized discount totaling $28.1 million. Please also see Note 5 “Embedded Derivative Liabilities and Fair Value Measurements” for details on the embedded conversion feature.

Warrants

In connection with the issuance and amendment of the Convertible Notes, the Company issued an aggregate 67,589,664 Series A warrants to purchase common stock with a strike price of $0.001 per share and an aggregate 17,925,524 Series B warrants to purchase common stock with a strike price of $0.65 per share. As of December 31, 2009 and 2008, there were 51,500,743 Series A warrants and 17,925,524 Series B warrants outstanding.

Convertible Debentures Payable

General terms

On January 12, 2006, the Company issued 10% secured convertible debentures (the “debentures”) with a principal amount of $1.5 million. The debentures were due and payable on January 11, 2009, and principal and accrued interest could, at the option of the holder during the term of the debentures, be converted into shares of the Company’s common stock at a rate of the lesser of $0.65 per share or 85% of the lowest volume-weighted average price of the Company’s common stock during the 15 trading days preceding the conversion date, subject to anti-dilution adjustments. The investor agreed to restrict its ability to convert the debentures to an amount less than 5% of the then-issued shares of common stock in the Company. In addition, the investor will not convert more than $150,000 of the principal in any 30-day period. The Company’s obligations under the debentures are secured by a security interest in substantially all of the Company’s assets; however, that security interest is subordinated to the security interest created under the security agreement in favor of the holders of the senior secured Convertible Notes.

During the years ended December 31, 2009, and 2008 the Company issued 36,538,319 and 7,617,804 shares respectively upon the conversion of $147,800 and $107,700 respectively of principal of the debentures.

In connection with these debentures the Company recorded a $1.5 million debt discount due to the value of the derivative associated with the warrants and the embedded conversion feature.  The debt discount is being amortized using the interest method over the life of the related debentures and $0.8 million was expensed during year ended December 31, 2008. As noted above, the Company defaulted on the Convertible Notes.  An event of  default under the Convertible Notes constitutes a default on the debentures.  In addition, the Company was unable to make the principal and interest payment on the debentures which was due on January 11, 2009. Interest on the debentures continues to accrue at 10%.  As a result of the default, the remaining  unamortized discount totaling $0.1 million was fully expensed and the principal balance of the debentures is reported as a current liability in the Consolidated Balance Sheets . As of December 31, 2009 and 2008, accrued interest totaled approximately $275,000 and $154,000, respectively.  Please also see Note 5 “Embedded Derivative Liabilities and Fair Value Measurements” for details on the embedded conversion feature.

10.  Related Party Transactions

The Company entered into transactions with related parties as follows. These amounts have been recorded at the exchange amount, being the amount agreed to by the parties:

Year ended December 31, 2009

a) The Company paid management and consulting fees to its directors, persons related to directors or entities controlled by directors. The total expense for these fees for the year ended December 31, 2009 was $348,260.

b) As of December 31, 2009, the Company had an account receivable of $13,050 due from an entity owned by a former President and current director of the Company. During the fourth quarter of 2008, the Company determined that it was overpaying overriding royalties to Roboco Energy, Inc., a corporation owned by Mike Studdard, the Company’s former President and a current director. As a result, the Company recorded an account receivable for the overpayment. This overpayment will be deducted from future overriding royalties.

c) The Company paid overriding royalties to a corporation controlled by a director and/or a director’s family member. The total overriding royalties paid to these parties for the year ended September 30, 2009 was $6,597.

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

11.  Asset Retirement Obligation

The following table summarizes the changes in the Company’s asset retirement obligation during the years ended December 31, 2009 and 2008.

	2009	2008
Asset retirement obligation, January 1	$ 136,174	$ 140,115
Asset retirement obligations incurred in the current period	-	-
Asset retirement obligations settled in the current period	-	-
Accretion expense	12,461	12,820
Revisions in accounting estimate	(63,145)	-
Revisions in estimated cash flows	-	(16,761)
Asset retirement obligation, December 31	$ 85,490	$ 136,174

12. Warrants Outstanding

A summary of warrants issued during the years ended December 31, 2009 and 2008 is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2007	89,951,276	$ 0.24
Warrants expired	(193,230)	.95
Warrants exercised	(16,588,921)	0.001
Outstanding at December 31, 2008	73,169,125	0.28
Warrants issued	-	-
Warrants exercised	-	-
Warrants expired	-	-
Outstanding at December 31, 2009	73,169,125	$ 0.28

The intrinsic value of the warrants outstanding at December 31, 2009 and 2008 was $103,001 and $463,507, respectively.  The decline in the intrinsic value of the warrants at December 31, 2009 is due to a lower stock price ($0.003) applied to the outstanding shares in 2009 as compared to 2008 ($0.1).

The following table summarizes information about warrants outstanding at December 31, 2009:

	Exercise Prices	Number Outstanding	Average remaining life in years
Private placement of common stock	$ 4.00	125,000	1.47
Private placement of common stock	1.40	746,429	1.55
Issuance of senior secured convertible notes	0.001	51,500,743	4.84
Issuance of senior secured convertible notes	0.65	17,925,524	4.84
Placement agent, investment banking and consulting agreements in connection with the issuance of senior secured convertible notes	1.40	2,121,429	1.56
Agreement in connection with the Company’s purchase of Barnico Drilling, Inc. and the P.D.C. Ball oil and gas mineral interest	5.00	400,000	1.56
Agreement in connection with the Company’s purchase of Barnico Drilling, Inc. and the P.D.C. Ball oil and gas mineral interest	8.00	350,000	1.56
		73,169,125

13. Stock-Based Compensation

On February 15, 2007, the Company adopted its 2007 Stock Incentive Plan (the “2007 Plan”) for employees, directors, officers, consultants, and advisors of the Company to provide a means to motivate, attract and retain the services of such individuals in order to promote the success of the Company.  The 2007 Plan reserved 2,378,249 shares of common stock for issuance by the Company either directly as stock awards or underlying stock options.  At December 31, 2009 578,249 shares were available under the Plan for future issuance.

During 2009, options to purchase 500,000 shares of Company common stock were granted to our Chief Executive Officer pursuant to the Plan.  No stock options were granted to key employees, directors, officers and consultants during 2008 to 2009 outside the Plan.

A summary of activity for stock options for the years ended December 31, 2009 and 2008 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	16,243,500	$0.63	-
Options granted	-	-	-
Options expired	(1,447,500)	0.40	-
Options exercised	-	-	-
Outstanding at December 31, 2008	14,796,000	0.65	-
Options granted	500,000.03		$0.003
Options expired	(200,000)	.50	-
Options exercised	-	-	-
Outstanding at December 31, 2009	15,096,000	$0.63	-

There were no options exercised during the year ended December 31, 2009 and 2008.  Based on the Company’s stock prices of $0.003 and $0.01 at December 31, 2009 and 2008, respectively, the options had no intrinsic value at December 31, 2009 and 2008.  At December 31, 2009 and 2008, there was no unamortized share-based expense.

The following is a summary of stock options outstanding and exercisable at December 31, 2009:

Exercise Price	No. of options	Weighted Average Remaining Contractual Lives (Years)
$.03	500,000	4.23
$0.25	1,000,000	1.16
$0.50	3,646,000	1.84
$0.75	9,950,000	2.6
	15,096,000

The Company estimates the fair value of stock options using the Black-Scholes option pricing model. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s dividend yield.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by grantees, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option pricing model.  No dividends were assumed due to the nature of the Company’s current business strategy. The following table presents the weighted-average assumptions used for options granted:

	Years Ended December 31
	2009	2008
Number of options	500,000	None granted
Risk-free interest rate	1.35%	-
Expected life	2.5	-
Expected volatility	229.62%	-

14.  Income Taxes

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2009	2008
Statutory rate	34%	34%
Increase (decrease) in income taxes resulting from:
Increase in valuation allowance	(34%)	(34%)
	-	-

The significant components of the Company’s deferred tax liabilities and assets are as follows:

	2009	2008
Deferred tax liabilities:
Derivative liabilities and debt discount	$ 14,920,682	$ 14,956,259
Support equipment & drilling equipment Oil and gas properties	1,021,306 -	762,287
Total	15,941,988	15,718,546

Deferred tax assets:
Oil and gas properties	3,486,314	3,486,314
Non-capital losses available for future periods	9,514,174	8,423,047
Finance costs	23,595,195	21,043,541
Stock compensation	12,308,090	12,308,090
Other	40,800	59,699
Total	48,944,573	45,320,691
Valuation allowance	(33,002,585)	(29,602,145)
Total	15,941,988	15,718,546
Net deferred taxes	$ -	$ -

As of December 31, 2009 and 2008 the Company had available non-capital losses for tax purposes of approximately $27.9 and $24.7 million , respectively, which may be carried forward to apply against future income. These losses may be limited under IRS Section 382. These losses will expire commencing in 2021.

15. Commitments and Contingencies

Lawsuits

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

On August 27, 2009, the Company filed an amended petition to its original lawsuit in an attempt to recover approximately $25,000 the Company believes is owed to it by George Barnes for the use of Barnico drilling rigs for a period of time between February 2008 and May 2009 and approximately $11,000 for overrides improperly paid to George Barnes and certain of his family.  In its amended petition, the Company has also alleged fraud relating to the misrepresentation of the quality of the Barnico drilling rigs and equipment in the March 2006 Stock Purchase Agreement under which the Company initially acquired its stock in Barnico.  The Company has also filed a claim against a third party relating to payments made by that third party to Barnico in 2009 despite receiving notice of the Company’s security interest in Barnico’s accounts receivable.

The Company is a party to legal actions that arise in the ordinary course of its business.  Based in part on consultation with legal counsel, management believes that (i) the liability, if any, under these claims will not have a material adverse effect on the Company, and (ii) the likelihood that the liability, if any, under these claims is material is remote.

Leases

The Company entered into various operating lease agreements involving office space, drilling equipment and vehicles.  Rental expense for these operating leases was approximately $11,399 and $114,524 for the years ended December 31, 2009 and 2008, respectively. Lease arrangements are currently month-to-month.

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

16.  Discontinued Operations

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

The equipment was sold at auction in June 2009 for total proceeds of $0.9 million. The book value of the equipment at that date was $2.0 million and the selling expenses were $110,000, therefore the Company recognized a loss on the sale of the equipment of $1.2 million at the time of the sale. This loss is reported in the Consolidated Statements of Operations as a Loss from Discontinued Operations.  Prior to the sale, the Company recorded an additional impairment charge based on the equipment’s appraised value as of March 20, 2009 which is also reported under Loss from discontinued operations in the Consolidated Statements of Operations.

17. Subsequent Events

Since January 1, 2010, there have been 60,028,910 shares of common stock issued upon the conversion of $88,559 principal amount of convertible debentures.

18. Supplemental Oil and Gas Producing Activities (unaudited)

The tables below set forth supplementary disclosures for oil and gas producing activities in accordance with FASB ASC 932, Extractive Activities – Oil and Gas.

Capitalized Costs Relating to Oil and Gas Producing Activities:

	December 31, 2009	December 31, 2008
Unproved oil and gas properties	$ 10,303,706	$ 10,303,706
Proved oil and gas properties	21,820,741	21,882,135
Proved oil and gas royalties	353,888	353,888
Less accumulated depreciation, depletion, amortization and valuation allowances	(12,967,418)	(12,712,127)
Net capitalized costs	$ 19,510,917	$ 19,827,602

Accumulated depreciation, depletion, amortization and valuation allowances include impairment costs of $0 and $7,871,469, respectively for December 31, 2009 and 2008. There are no net capitalized costs from the Company’s share of equity method investees.

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities:

Year ended
	December 31, 2008	December 31, 2008
Property acquisition costs
Proved	$ -	$ -
Unproved	-	-
Unproved oil and gas royalties	-	-
Total acquisition costs	-	-
Exploration costs	-	-
Development costs	1,750	203,753
Asset retirement costs	-	-

Results of Operations for Oil and Gas Producing Activities for the Years Ended December 31, 2009 and 2008:

	Year ended
	December 31, 2009	December 31, 2008
Oil and gas sales	$ 516,848	$ 1,112,800
Total Revenue	516,848	1,112,800
Production costs	162,303	137,383
Exploration costs	-	-
Depreciation, depletion and amortization	255,289	205,291
Impairment of oil and gas properties	-	7,871,469
Total oil and gas expense	417,592	8,214,143
Net income (loss) oil and gas operations	99,256	(7,101,343)
Income tax expense	-	-
Results of operations for oil and gas producing g activities (excluding corporate overhead and finance costs)	$ 99,256	$ (7,101,343)

19. Reserve Information

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

The standardized measure of discounted future net cash flows is computed by applying the average, first-day-of-the-month price during the 12-month period ended December 31, 2009  and the year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) for the period ended December 31, 2008 to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent a year to reflect the estimated timing of the future cash flows.

	Oil (Bbls)	Gas (Mcf)
Proved developed and undeveloped reserves
Balance, December 31, 2007	294,900	18,073,400
Revisions of previous estimates	(165,701)	(7,930,637)
Production (bbls & mcf)	(1,106)	(130,589)
Balance, December 31, 2008	128,093	10,012,174
Revisions of previous estimates	1,902	(231,662)
Production	(1,781)	(135,304)
Balance, December 31, 2009	128,214	9,645,208

	Oil (Bbls)	Gas (Mcf)
Proved developed reserves
December 31, 2008	6,371	1,512,179
December 31, 2009	6,494	1,145,206

Standardized Measure of Discounted Future Net Cash Flows at December 31
	2009	2008
Future cash inflows	$ 45,108,129	$ 61,556,289
Future production costs	(7,685,478)	(9,380,013)
Future development costs	(17,225,000)	(17,225,000)
Future income tax expenses	(5,070,449)	(8,913,692)
Future net cash flows	15,127,202	26,037,584
10% annual discount for estimated timing of cash flows	(8,885,818)	(14,373,779)
Standardized measures of discounted future net cash flows relating to proved oil and gas reserves	$ 6,241,384	$ 11,663,805

Changes in the standardized measure of discounted future cash flows
	2009	2008
Beginning of year	$ 11,663,805	$ 48,306,936
Sales of oil and gas, net of production costs	(354,544)	(975,417)
Extensions, discoveries, and improved recoveries, less related costs	-	-
Accretion Discount	1,308,045	6,644,798
Net change in prices and costs	(7,840,843)	(6,561,094)
Changes in estimated future development costs	-	11,320,457
Net change in income taxes	1,900,946	14,278,249
Changes in production rates (timing and other)	-	(24,602,011)
Revision of previous quantities	(448,484)	(36,748,113)
End of year	$ 6,228,925	$ 11,663,805