Form 10-Q
period 2010-03-31
Wentworth Energy, Inc.
filed 2010-05-24
CIK 1138932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X .     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 154,618,927 shares of common stock as of May 17, 2010.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Wentworth Energy, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2010	2009
Assets
Current
Cash	$468,517	$582,566
Accounts receivable	102,344	91,488
Prepaid expenses	7,583	17,333
Total Current Assets	578,444	691,387
Long Term
Oil and gas properties (successful efforts):
Royalty interest, net of accumulated depletion of
$162,915 and $154,404, respectively	190,973	199,484
Proved oil and gas properties, net of accumulated
depletion of $693,246 and $639,733 respectively	13,585,176	13,638,649
Unproved oil and gas properties, net	5,672,784	5,672,784
Restricted cash	6,000	6,000
Other property and equipment, net	92,791	98,647
Total Assets	$20,126,168	$20,306,951
Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$89,344	$143,844
Accrued interest payable	13,265,487	12,158,214
Derivative contract liabilities	359,471	1,284,284
Convertible debentures payable	1,098,414	1,163,073
Senior secured convertible notes payable	53,776,572	53,776,572
Total Current Liabilities	68,589,288	68,525,987
Asset retirement obligation	87,446	85,490
Total Liabilities	68,676,734	68,611,477
Commitments and contingencies
Preferred stock, $0.001 par value
2,000,000 shares authorized
Nil shares issued and outstanding	-	-
Common stock, $0.001 par value
300,000,000 shares authorized 134,023,689 and
87,384,135 issued and outstanding, respectively	134,024	87,383
Additional paid in capital	53,621,376	53,541,979
Accumulated Deficit	(102,305,966)	(101,933,888)
Total Stockholders’ Deficit	(48,550,566)	(48,304,526)
Total Liabilities and Stockholders’ Deficit	$20,126,168	$20,306,951

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc,

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31
	2010	2009
Revenue
Oil and gas revenue	$172,872	$190,408
Total revenue	172,872	190,408
Operating Expenses
Lease operating expenses	37,682	41,587
Depreciation, depletion and amortization	67,840	73,078
General and administrative	196,042	388,390
Total operating expenses	301,564	503,055
Loss from operations	(128,692)	(312,647)
Other Income (Expense)
Investment income	453	40
Interest and finance costs	(1,107,273)	(1,877,411)
Other income	-	18,110
Unrealized gain (loss) on derivative contracts	863,434	(1,231,302)
Total other expense	(243,386)	(3,090,563)
Loss from continuing operations	(372,078)	(3,403,210)
Loss from discontinued operations	-	(359,775)
Net Loss	$(372,078)	$(3,762,985)

Net loss per share – Basic and diluted
Continuing operation	$(0.00)	$(0.06)
Discontinued operations	$-	$(0.01)
Weighted average shares outstanding
Basic and diluted	117,176,734	57,193,056

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities
Net loss	$(372,078)	$(3,762,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	67,840	73,078
Accretion of asset retirement obligation	1,956	3,204
Stock-based compensation	-	4,223
(Gain) loss on derivative contracts	(863,434)	1,231,302
Loss on sale of equipment	-	81
Impairment of equipment	-	359,775
Change in operating assets and liabilities:
Accounts receivable	(10,856)	92,884
Prepaid expenses	9,750	8,250
Accounts payable and accrued liabilities	(54,500)	73,293
Accrued interest payable	1,107,273	1,877,411
Net cash used in operating activities	(114,049)	(39,484)

Cash Flows from Investing Activities
Proceeds from sale of property and equipment	-	475
Change in restricted cash, net	-	(5,000)
Net cash used in investing activities	-	(4,525)

Cash Flows from Financing Activities	-	-

Net decrease in cash	(114,049)	(44,009)
Cash at beginning of period	582,566	533,692
Cash at end of period	$468,517	$489,683

Supplemental cash flow information
Interest paid	$-	$-
Income taxes paid	-	-
Supplemental non-cash information
Debt converted to common stock	$64,659	$72,900
Derivative liability removed due to exercise of warrants	61,379	-

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.

Notes to the Financial Statements

(Unaudited)

March 31, 2010

1. Nature of Operations and Basis of Presentation

Wentworth Energy, Inc. (“Wentworth” or the “Company”) is an exploration and production company engaged in oil and gas exploration and production primarily in the East Texas area. The Company’s strategy is to lease all of its property in exchange for royalty interests and working interest participation in shallow zones.

The accompanying unaudited interim consolidated financial statements of Wentworth Energy, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the SEC and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Wentworth Energy’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on April 15, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2009, as reported in the Form 10-K have been omitted.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued revised authoritative guidance that requires more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2 and 3. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009 (which is January 1, 2010 for the Company) except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years (which is January 1, 2011 for the Company). The revised guidance was adopted as of January 1, 2010. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

No other accounting standards or interpretations issued recently are expected to a have a material impact on our consolidated financial position, operations or cash flows.

2. Going Concern

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

3. Embedded Derivative Contract Liabilities

As of March 31, 2010, the Company had the following embedded derivative contract liabilities outstanding:

	Convertible Debentures		Senior Secured Convertible Notes		Private Placement Warrants	Total Derivative Contract Liabilities
	Conversion Feature	Warrants	Conversion Feature	Warrants
Derivative contract liabilities, December 31, 2009	$1,131,469	$ -	$ -	$152,766	$49	$1,284,284
Elimination of derivative liability due to the exercise of warrants	(61,379)	-	-	-	-	(61,379)
Unrealized (gains) losses included in other revenue (expense) in the consolidated statements of operations	(837,058)	-	-	(26,345)	(31)	(863,434)
Derivative contract liabilities, March 31, 2010	$ 233,032	$ -	$ -	$126,421	$18	$ 359,471

Each reporting period, the above derivative liabilities are fair valued with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. The above derivative instruments are not designated as hedging instruments.

The valuation of the Company’s embedded derivatives and warrant derivatives are determined primarily using the Black-Scholes option pricing model. To determine the fair value of the derivatives, the Company evaluates assumptions regarding the probability of certain future events. No dividends were assumed due to the nature of the Company’s current business strategy. The fair values of the derivatives as of March 31, 2010 were estimated using the Black-Sholes model with the following assumption: $0.0025 quoted stock price; $0.001 to $8.00 exercise price; 176.10% to 205.46% volatility; 1.22 to 4.59 years estimated life; zero dividends and a 0.91 to 2.61% discount rate.

4. Fair Value Measurements

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2010.

	March 31, 2010
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Liabilities from derivative contracts	$-	$359,471	$-	$359,471

5. Debt

For the quarter ended March 31, 2010, convertible debentures amounting to $64,659 were converted into 46,639,554 shares of common stock. This conversion resulted in $46,640 of additional common stock and $18,019 of additional paid in capital.

6. Related Party Transactions

The Company entered into transactions with related parties as follows. These amounts were recorded at the exchange amount, being the amount agreed to by the parties for the three months ended March 31, 2010 and 2009:

Three Months ended March 31, 2010:

The Company paid management and consulting fees to its Directors, persons related to Directors or entities controlled by Directors. The total expense for these fees during the three months ended March 31, 2010 was $63,000. As of March 31, 2010, the outstanding balance owed related to these fees was $0.

7. Warrants and Stock-Based Compensation

There were no warrants issued, exercised or expired during the three months ended March 31, 2010. Warrants outstanding at March 31, 2010 totaling 73,169,125 have a weighted average remaining life of 4.42 years and have an intrinsic value of $77,251.

The Company utilizes stock options to compensate key employees, directors, officers and consultants. There were no options granted, exercised, forfeited or expired during the three months ended March 31, 2010. Total stock based compensation expense was $0 and $4,223 for the three months ended March 31, 2010 and March 31, 2009 respectively. There was no unrecognized stock-based compensation as of March 31, 2010. Options outstanding as of March 31, 2010 totaling 15,096,000 have a weighted average remaining life of 2.11 years and have an intrinsic value of zero.

8. Asset Retirement Obligation

The following table summarizes the changes in the Company’s asset retirement obligation during the periods ended:

	March 31, 2010	December 31, 2009
Asset retirement obligation, beginning of period	$85,490	$136,174
Asset retirement obligations incurred in the current period	-	-
Asset retirement obligations settled in the current period	-	-
Accretion expense	1,956	12,461
Revisions in estimated cash flows	-	(63,145)
Asset retirement obligation, end of period	$87,446	$85,490

9. Subsequent Events

During the months of April and May, 2010, 20,595,238 shares of common stock were issued upon the conversion of $33,700 of convertible debentures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Item 6 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and the Notes to the Financial Statements contained in this report. Our financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q contain additional information that should be referred to when reviewing this material. Certain statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, which could cause actual results to differ from those expressed in this report.

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

The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors detailed below and discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on April 15, 2010. All forward-looking statements speak only as of the date of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties relate to, among other matters, the following:

•

our business strategy,

•

estimated quantities of gas and oil reserves,

•

uncertainty of commodity prices in oil and gas,

•

our financial position,

•

our cash flow and liquidity,

•

replacing our gas and oil reserves,

•

our ability or inability to retain and attract key personnel,

•

uncertainty regarding our future operating results,

•

our ability or inability to obtain additional financing necessary to fund our operations and capital expenditures and to meet our other obligations,

•

competition in the oil and gas industry,

•

the effects of government regulation, permitting and other legal requirements,

•

 plans, objectives, expectations and intentions contained in this report that are not historical, and other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 and filed with the SEC on April 15, 2010.

Results of Operations

Overview

We had a net loss of $0.4 million for the three months ended March 31, 2010, compared to a net loss of $3.8 million for the three months ended March 31, 2009. The decrease in the net loss was principally due to the increase in the non-cash gain on the derivative liabilities as a result of the change in their fair values. There was a non-cash gain of $.86 million for the three months ended March 31, 2010, compared to a loss of $1.2 million for the three months ended March 31, 2009. There was also a decrease in impairment of oil and gas properties ($0.4 million), decrease in interest and finance costs ($0.8 million) and a decrease in general and administrative expense ($0.2 million) as more fully explained below.

Three Months Ended March 31, 2010, Compared to Three Months Ended March 31, 2009

Revenues

Revenue from oil and gas sales was $172,872 for the three months ended March 31, 2010, compared to $190,408 for the three months ended March 31, 2009. The decrease in production revenue was primarily due to a decrease in production due to the natural decline in the wells offset by slightly higher prices.

Operating Expenses

Our operating costs totaled $0.3 million for the three months ended March 31, 2010, compared to $0.5 million for the three months ended March 31, 2009. The $0.2 million decrease in expenses was primarily due to a decrease of $0.2 million in general and administrative expenses.

General and Administrative

Total general and administrative costs were $0.2 million for the three months ended March 31, 2010, compared to $0.4 million for the three months ended March 31, 2009. The $0.2 million decrease was due to lower legal and accounting fees because of less activity.

Interest and Finance Costs

Interest and finance costs were $1.1 million in the three months ended March 31, 2010, compared to $1.9 million for the three months ended March 31, 2009. Interest and finance costs relate primarily to interest accrued on our senior secured convertible notes and our convertible debentures. The interest decreased because the Company had to take a onetime charge of $0.8 million in the first quarter of 2009 because of additional interest charged related to the default on the senior debt.

Other (Income) Expense

We had $0.2 million of other expense for the three months ended March 31, 2010, versus $3.1 million for the three months ended March 31, 2009. In addition to the interest and finance costs discussed above, unrealized gains and (losses) related to the change in the fair value of the derivative contract liability went from a loss of $1.2 million at March 31, 2009 to a non-cash gain of .9 million for the three months ended March 31, 2010. The derivative contract liabilities relate to the fair value of the beneficial conversion feature of our convertible debentures and senior secured convertible notes issued in 2006, and the fair value of the related warrants. Under guidance ASC 815-15, ASC 815-40 and ASC 470-30, the Company is required to report the liability at fair value and record the fluctuation in the fair value to current operations.

Liquidity and Capital Resources

We have incurred significant losses from operations and we are in default on the terms of our senior secured convertible notes and convertible debentures as of October 1, 2008. These factors have raised substantial doubt about the Company’s ability to continue as a going concern. Our financial position is critically dependent upon the following: (1) successful discovery and economical recovery of adequate hydrocarbons on our properties; (2) access to additional equity and/or other forms of funding; (3) finding a joint venture partner to farm-in and develop our properties; and (4) obtaining a forbearance and deferral of interest and principal payments from the holders of our senior secured convertible notes and convertible debentures. There can be no assurance that we will be successful in any of these matters. As the Company has no debt or equity funding commitments, we will need to rely upon best efforts financings. There can be no assurance that the Company will be successful in raising the required capital. The failure to raise sufficient capital through future debt or equity financings or otherwise may force us to curtail operations, sell assets, or it may result in the failure of our business.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures. The Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of March 31, 2010 that, as a result of the following material weaknesses in internal control over financial reporting as described further in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2010, disclosure controls and procedures were ineffective in providing reasonable assurance that material information is made known to them by others within the Company:

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party to various material proceedings, which are described in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2009 under the caption “Item 3. Legal Proceedings.” During the three month period covered by this Quarterly Report on Form 10-Q, the Company has not been named in any new material legal proceeding, and there have been no material developments in the previously reported legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table describes all securities we issued during the period covered by this report without registering the securities under the Securities Act.

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (A)
January 8, 2010	Common stock	4,264,706	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $5,800 of convertible debentures	Sec. 4(2)
January 12, 2010	Common stock	4,454,545	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $4,900 of convertible debentures	Sec. 4(2)
January 21, 2010	Common stock	4,636,364	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $5,100 of convertible debentures	Sec. 4(2)
January 22, 2010	Common stock	4,909,091	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $5,400 of convertible debentures	Sec. 4(2)
January 26, 2010	Common stock	5,144,545	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $5,659 of convertible debentures	Sec. 4(2)
January 27, 2010	Common stock	5,363,636	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $5,900 of convertible debentures	Sec. 4(2)
February 3, 2010	Common stock	5,666,667	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $8,500 of convertible debentures	Sec. 4(2)
February 25, 2010	Common stock	5,941,176	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $10,100 of convertible debentures	Sec. 4(2)
March 8, 2010	Common stock	6,258,824	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $13,300 of convertible debentures	Sec. 4(2)

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

Item 3. Defaults upon Senior Securities

The Company is in default of the terms of its senior secured convertible notes and convertible debentures. The default was effective on October 1, 2008 due to our inability to make interest payments on the senior secured convertible notes that were due October 1, 2008, January 1, 2009, April 1, 2009, July 1, 2009 and October 1, 2009. This resulted in a cross-default under the terms of our convertible debentures. The principal amount of the senior secured convertible notes and convertible debentures is $53.8 million and $1.1 million, respectively, as of March 31, 2010. Accrued interest on these amounts totaled approximately $13.3 million as of March 31, 2010. Upon an event of default, the note holders and debenture holders may require the Company to redeem all or a portion of the notes and debentures.

Item 4. (Removed and Reserved)

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

Date: May 21, 2010

/s/ DAVID W. STEWARD

David W. Steward, duly authorized officer

and Principal Executive Officer

Date: May 21, 2010

/s/ ALLEN MCGEE

Allen McGee, Principal Financial Officer