Form 10-Q
period 2010-06-30
Wentworth Energy, Inc.
filed 2010-08-16
CIK 1138932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X .     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 196,212,160 shares of common stock as of August 16, 2010.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Wentworth Energy, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30	December 31,
	2010	2009
Assets
Current
Cash	$414,641	$582,566
Accounts receivable	64,693	91,488
Prepaid expenses	2,958	17,333
Total Current Assets	482,292	691,387

Long Term
Oil and gas properties (successful efforts):
Royalty interest, net of accumulated depletion of
$172,092 and $154,404, respectively	181,796	199,484
Proved oil and gas properties, net of accumulated
depletion of $721,109 and $639,773 respectively	13,557,313	13,638,649
Unproved oil and gas properties, net	5,672,784	5,672,784
Restricted cash	6,000	6,000
Other property and equipment, net	86,936	98,647
Total Assets	$19,987,121	$20,306,951

Liabilities and Stockholders' Deficit
Current
Accounts payable and accrued liabilities	$66,547	$143,844
Accrued interest payable	14,370,715	12,158,214
Derivative contract liabilities	299,554	1,284,284
Convertible debentures payable	1,030,414	1,163,073
Senior secured convertible notes payable	53,776,572	53,776,572
Total Current Liabilities	69,543,802	68,525,987

Asset retirement obligation	89,401	85,490
Total Liabilities	69,633,203	68,611,477

Commitments and contingencies

Preferred stock, $0.001 par value
2,000,000 shares authorized
Nil shares issued and outstanding	-	-
Common stock, $0.001 par value
300,000,000 shares authorized 178,355,951 and
87,384,135 issued and outstanding, respectively	178,356	87,383
Additional paid in capital	53,711,640	53,541,979
Accumulated Deficit	(103,536,078)	(101,933,888)
Total Stockholders’ Deficit	(49,646,082)	(48,304,526)
Total Liabilities and Stockholders’ Deficit	$19,987,121	$20,306,951

The accompanying notes are an integral part of these financial statements

Wentworth Energy, Inc,

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Revenue
Oil and gas revenue	$82,010	$134,820	$254,882	$325,228
Total revenue	82,010	134,820	254,882	325,228
Operating expenses
Lease operating expenses	2,751	52,482	40,433	94,069
Depreciation, depletion and amortization	42,895	65,215	110,735	138,293
General and administrative	154,625	318,711	350,667	707,101
Total operating expenses	200,271	436,408	501,835	939,463
Loss from operations	(118,261)	(301,588)	(246,953)	(614,235)

Other income (expense)
Interest income	56	844	509	884
Interest and finance costs	(1,105,228)	(1,876,482)	(2,212,501)	(3,754,434)
Other income	-	99,712	-	118,364
Unrealized gain (loss) on derivative contracts	(6,679)	1,731,164	856,755	499,861
Total other expense	(1,111,851)	(44,762)	(1,355,237)	(3,135,325)
Loss from continuing operations	(1,230,112)	(346,350)	(1,602,190)	(3,749,560)
Loss from discontinued operations	-	(1,169,109)	-	(1,528,884)

Net loss	$(1,230,112)	$(1,515,459)	$(1,602,190)	$(5,278,444)

Net loss per share – Basic and diluted
Continuing operations	$(0.01)	$(0.01)	$(0.01)	$(0.06)
Discontinued operations	$-	$(0.02)	$-	$(0.02)

Weighted average shares outstanding
Basic and diluted	154,512,500	67,702,608	135,947,755	62,476,864

The accompanying notes are an integral part of these financial statements

Wentworth Energy, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30
	2010	2009
Cash Flows from Operating Activities
Net loss	$(1,602,190)	$(5,278,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	110,735	138,293
Accretion of asset retirement obligation	3,911	6,229
Stock-based compensation	-	4,222
Gain on derivative contracts	(856,755)	(499,861)
Loss on sale of equipment	-	1,169,190
Impairment of equipment	-	359,775
Write off of deposit on lease option	-	(90,000)
Change in operating assets and liabilities:
Accounts receivable	26,795	125,017
Prepaid expenses	14,375	12,319
Accounts payable and accrued liabilities	(77,297)	(76,394)
Accrued interest payable	2,212,501	3,753,893
Net cash used in operating activities	(167,925)	(375,761)

Cash Flows from Investing Activities
Proceeds from sale of property and equipment	-	100,475
Change in restricted cash, net	-	(5,804)
Net cash provided by investing activities	-	94,671

Cash Flows from Financing Activities	-	-

Net decrease in cash	(167,925)	(281,090)

Cash at beginning of period	582,566	533,692

Cash at end of period	$414,641	$252,602

Supplemental cash flow information
Interest paid	$-	$-
Income taxes paid	-	-

Supplemental non-cash information
Debt converted to common stock	$132,659	$100,400
Exercise of warrants classified as derivative liabilities	127,975	-
Receivable for fixed assets sold	-	699,327
Warrants previously recorded as derivatives	-	60,531

The accompanying notes are an integral part of these financial statements

Wentworth Energy, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

June 30, 2010

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

3. Embedded Derivative Contract Liabilities

As of June 30, 2010, the Company had the following embedded derivative contract liabilities outstanding:

	Convertible Debentures		Senior Secured Convertible Notes		Private Placement Warrants	Total Derivative Contract Liabilities
	Conversion Feature	Warrants	Conversion Feature	Warrants
Derivative contract liabilities, December 31, 2009	$ 1,131,469	$ -	$ -	$ 152,766	$ 49	$ 1,284,284
Elimination of derivative liability due to the exercise of conversion option	(127,975)	-	-	-	-	(127,975)
Unrealized gains included in other income (expense) in the consolidated statements of operations	(821,657)	-	-	(35,057)	(41)	(856,755)
Derivative contract liabilities, June 30, 2010	$ 181,837	$ -	$ -	$ 117,709	$ 8	$ 299,554

Each reporting period, the above derivative liabilities are fair valued with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. The above derivative instruments are not designated as hedging instruments.

The valuation of the Company’s embedded derivatives and warrant derivatives are determined primarily using the Black-Scholes option pricing model. To determine the fair value of the derivatives, the Company evaluates assumptions regarding the probability of certain future events. No dividends were assumed due to the nature of the Company’s current business strategy. The fair values of the derivatives as of June 30, 2010 were estimated using the Black-Sholes model with the following assumption: $0.0024 quoted stock price; $0.001 to $8.00 exercise price; 168.74% to 194.32% volatility; .97 to 4.34 years estimated life; zero dividends and a 0.32 to 1.53% discount rate.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2010.

	June 30, 2010
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Liabilities from derivative contracts	$-	$299,554	$-	$299,554

5. Debt

For the six months ended June 30, 2010, convertible debentures amounting to $132,659 were converted into 90,971,816 shares of common stock. This conversion resulted in $90,973 of additional common stock and $41,686 of additional paid in capital.

6. Related Party Transactions

The Company paid management and consulting fees to its Directors, persons related to Directors or entities controlled by Directors. The total expense for these fees during the six months ended June 30, 2010 was $63,000. As of June 30, 2010, the outstanding balance owed related to these fees was $60,000.

Also, as of June 30, 2010, the Company had an account receivable of $13,050 due from an entity owned by a former President and director of the Company. The Company determined that it was overpaying overriding royalties to Roboco Energy, Inc., a corporation owned by Mike Studdard, the Company’s former President and former director, and the Barnes family. As a result, the Company recorded an account receivable for the overpayment. This overpayment will be deducted from future royalties.

7. Warrants and Stock-Based Compensation

There were no warrants issued, exercised or that expired during the six months ended March 31, 2010. Warrants outstanding at June 30, 2010 totaling 73,169,125 have a weighted average remaining life of 4.17 years and have an intrinsic value of $72,101.

The Company utilizes stock options to compensate key employees, directors, officers and consultants. There were no options granted, exercised, forfeited or that expired during the six months ended June 30, 2010. Total stock based compensation expense was $0 and $4,222 for the six months ended June 30, 2010 and June 30, 2009 respectively. There was no unrecognized stock-based compensation as of June 30, 2010. Options outstanding as of June 30, 2010 totaling 15,096,000 have a weighted average remaining life of 1.86 years and have an intrinsic value of zero.

8. Asset Retirement Obligation

The following table summarizes the changes in the Company’s asset retirement obligation during the periods ended:

	June 30, 2010	December 31, 2009
Asset retirement obligation, beginning of period	$85,490	$136,174
Asset retirement obligations incurred in the current period	-	-
Asset retirement obligations settled in the current period	-	-
Accretion expense	3,911	12,461
Revisions in estimated cash flows	-	(63,145)
Asset retirement obligation, end of period	$89,401	$85,490

9. Subsequent Events

On July 26, 2010, the Company entered into a settlement agreement with Mike Studdard and Roboco Energy for release and conveyance of 3% Overriding Royalty Interest in mineral properties in Anderson and Freestone Counties, TX.

On various dates in July 2010, convertible debentures amounting to $28,800 were converted into 17,856,209 shares of common stock.

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

Results of Operations

Overview

We experienced net losses of $1.2 million and $1.5 million for the three-months ended June 30, 2010 and 2009 respectively. The decrease in the net loss of $0.3 million was due to a decrease in the net loss from discontinued operations ($1.2 million), a decrease in the interest and finance costs ($0.7 million) and a decrease in the other accounts ($0.1 million) offset by a reduction in the unrealized gain on derivatives ($1.7 million).

We also experienced net losses of $1.6 million and $5.3 million for the six-months ended June 30, 2010 and 2009 respectively. The decrease in the net loss of $3.7 million was due to a decrease in the net loss from discontinued operations ($1.5 million), a decrease in interest and finance costs ($1.5 million), a decrease in operating expenses ($0.4 million) and by an increase in the unrealized gain on derivatives ($.3 million).

Three Months Ended June 30, 2010, Compared to Three Months Ended June 30, 2009

Revenues

Revenue from oil and gas sales was $0.08 million for the three months ended June 30, 2010 compared to $0.1 million for the three months ended June 30, 2009. The decrease in production revenue was primarily due to a decrease in production volumes due to the natural decline in the wells offset by slightly higher prices.

Operating Expenses

Our operating costs totaled $0.2 million for the three months ended June 30, 2010, compared to $0.4 million for the three months ended June 30, 2009. The $0.2 million decrease in expenses was primarily due to the decrease of $0.2 million in general and administrative expenses.

General and Administrative

Total general and administrative costs were $0.2 million for the three months ended June 30, 2010, versus $0.3 million for the three months ended June 30, 2009, a net decrease of $0.2 million. The $0.2 million decrease was due to lower legal and accounting fees because of lower activity.

Finance and Interest Costs

Finance and interest costs were $1.1 million for the three months ended June 30, 2010, compared to $1.9 million for the three months ended June 30, 2009. Finance and interest costs relate primarily to interest accrued on our senior secured convertible notes and our convertible debentures. Interest and finance costs were less in the second quarter of 2010 as compared to the second quarter of 2009 due to additional default recognized in 2009.

Other (Income) Expense

We had $1.1 million of other expenses for the three months ended June 30, 2010, versus $0.04 million for the three months ended June 30, 2009. The finance and interest costs have been discussed above. In addition to the interest and finance costs discussed above, unrealized gains related to the change in the fair value of the derivative contract liability went from $1.7 million at June 30, 2009 to a gain of $0.01 million at June 30, 2010. The derivative liabilities relate to the fair value of the beneficial conversion feature of our convertible debentures and senior secured convertible notes issued in 2006, and the fair value of the related warrants. Under guidance from ASC 815, the Company is required to report the liability at fair value and record the fluctuation in the fair value to current operations.

Loss from Discontinued Operations

The loss from discontinued operations went from $1.2 million for the three months ended June 30, 2009 to zero in for the three months ended June 30, 2010. The loss in 2009 relates to the sale of drilling equipment which we repossessed from CamTex Energy in March 2009.

Six Months Ended June 30, 2010, Compared to Six Months Ended June 30, 2009

Revenues

Revenue from oil and gas sales was $0.25 million for the six months ended June 30, 2010 compared to $0.33 million for the six months ended June 30, 2009. The decrease in production revenue was primarily due to a decrease in production volumes due to the natural decline in the wells offset by slightly higher prices.

Operating Expenses

Our operating costs totaled $0.5 million for the six months ended June 30, 2010, compared to $0.9 million for the six months ended June 30, 2009. The $0.4 million decrease in expenses was primarily due to the decrease of $0. million in general and administrative expenses.

General and Administrative

Total general and administrative costs were $0.4 million for the six months ended June 30, 2010, versus $0.8 million for the six months ended June 30, 2009, a net decrease of $0.4 million. The $0.4 million decrease was due to lower legal and accounting fees because of lower activity.

Finance and Interest Costs

Finance and interest costs were $2.2 million for the six months ended June 30, 2010, compared to $3.8 million for the six months ended June 30, 2009. Finance and interest costs relate primarily to interest accrued on our senior secured convertible notes and our convertible debentures. Interest and finance costs were less in the for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009 due to additional default interest recognized in 2009.

Other (Income) Expense

We had $1.4 million other expenses for the six months ended June 30, 2010, versus $3.1 million for the six months ended June 30, 2009. The finance and interest costs have been discussed above. In addition to the interest and finance costs discussed above, unrealized gains related to the change in the fair value of the derivative contract liability went from $0.5 million for the six months ended June 30, 2009 to $0.8 million for the six months ended June 30, 2010. The derivative liabilities relate to the fair value of the beneficial conversion feature of our convertible debentures and senior secured convertible notes issued in 2006, and the fair value of the related warrants. Under guidance from ASC 815, the Company is required to report the liability at fair value and record the fluctuation in the fair value to current operations.

Loss from Discontinued Operations

The loss from discontinued operations went from $1.5 million for the six months ended June 30, 2009 to zero in for the six months ended June 30, 2010. The loss in 2009 relates to the sale of drilling equipment which we repossessed from CamTex Energy in March 2009.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures. The Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of June 30, 2010 that, as a result of the following material weaknesses in internal control over financial reporting as described further in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2010, disclosure controls and procedures were ineffective in providing reasonable assurance that material information is made known to them by others within the Company:

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party to various material proceedings, which are described in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2009 under the caption “Item 3. Legal Proceedings.” During the three month period covered by this Quarterly Report on Form 10-Q, the Company has not been named in any new material legal proceeding, and there have been no material developments in the previously reported legal proceedings except as set forth below:

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table describes all securities we issued during the period covered by this report without registering the securities under the Securities Act.

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (A)
January 8, 2010	Common stock	4,264,706	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $5,800 of convertible debentures	Sec. 4(2)
January 12, 2010	Common stock	4,454,545	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $4,900 of convertible debentures	Sec. 4(2)
January 21, 2010	Common stock	4,636,364	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $5,100 of convertible debentures	Sec. 4(2)
January 22, 2010	Common stock	4,909,091	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $5,400 of convertible debentures	Sec. 4(2)
January 26, 2010	Common stock	5,144,545	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $5,659 of convertible debentures	Sec. 4(2)
January 27, 2010	Common stock	5,363,636	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $5,900 of convertible debentures	Sec. 4(2)
February 3, 2010	Common stock	5,666,667	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $8,500 of convertible debentures	Sec. 4(2)
February 25, 2010	Common stock	5,941,176	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $10,100 of convertible debentures	Sec. 4(2)
March 8, 2010	Common stock	6,258,824	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $13,300 of convertible debentures	Sec. 4(2)
April 9, 2010	Common stock	6,554,622	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $11,700 of convertible debentures	Sec. 4(2)
April 12, 2010	Common stock	6,834,734	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $12,200 of convertible debentures	Sec. 4(2)

May 5, 2010	Common stock	7,205,882	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $9,800 of convertible debentures	Sec. 4(2)
June 2, 2010	Common stock	7,543,253	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $10,900 of convertible debentures	Sec. 4(2)
June 9, 2010	Common stock	7,889,273	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $11,400 of convertible debentures	Sec. 4(2)
June 14, 2010	Common stock	8,304,498	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $12,000 of convertible debentures	Sec. 4(2)

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

Item 3. Defaults upon Senior Securities

The Company is in default of the terms of its senior secured convertible notes and convertible debentures. The default was effective on October 1, 2008 due to our inability to make interest payments on the senior secured convertible notes that were due October 1, 2008, January 1, 2009, April 1, 2009, July 1, 2009 and October 1, 2009. This resulted in a cross-default under the terms of our convertible debentures. The principal amount of the senior secured convertible notes and convertible debentures is $53.8 million and $1.0 million, respectively, as of June 30, 2010. Accrued interest on these amounts totaled approximately $14.4 million as of June 30, 2010. Upon an event of default, the note holders and debenture holders may require the Company to redeem all or a portion of the notes and debentures.

Item 4. (Removed and Reserved)

Item 5. Other Information

On July 26, 2010 Michael Studdard resigned as member of the Company’s board of directors. Mr. Studdard’s resignation was not the result of any disagreement with the Company on any matter relating to operations, policies or practices. Also on July 26, 2010, Roboco Energy, an entity owned by Mr. Studdard and others, returned to the Company its 3.00% overriding royalty interests in the Company’s mineral properties in Anderson and Freestone Counties.

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

Date: August 16, 2010

/s/ DAVID W. STEWARD

David W. Steward, duly authorized officer

and Principal Executive Officer

Date: August 16, 2010

/s/ ALLEN MCGEE

Allen McGee, Principal Financial Officer