Form 10-Q
period 2010-09-30
Wentworth Energy, Inc.
filed 2010-11-16
CIK 1138932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X .     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      . No      .

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 215,878,827shares of common stock as of September 30, 2010.

PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

Wentworth Energy, Inc.
Consolidated Balance Sheets
(Unaudited)
	September 30,	December 31,
	2010	2009
Assets
Current
Cash	$277,551	$582,566
Accounts receivable	76,776	91,488
Prepaid expenses	25,542	17,333
Total Current Assets	379,869	691,387

Long Term
Oil and gas properties (successful efforts):
Royalty interest, net of accumulated depletion of
$183,250 and $154,404, respectively	170,638	199,484
Proved oil and gas properties, net of accumulated
depletion of $764,950 and $639,773 respectively	13,513,472	13,638,649
Unproved oil and gas properties, net	5,672,784	5,672,784
Restricted cash	6,000	6,000
Other property and equipment, net	81,080	98,647
Total Assets	$19,823,843	$20,306,951

Liabilities and Stockholders' Deficit
Current
Accounts payable and accrued liabilities	$67,807	$143,844
Accrued interest payable	17,775,140	12,158,214
Derivative contract liabilities	1,199,705	1,284,284
Convertible debentures payable	969,814	1,163,073
Senior secured convertible notes payable	53,776,572	53,776,572
Total Current Liabilities	73,789,038	68,525,987

Asset retirement obligation	91,357	85,490
Total Liabilities	73,880,395	68,611,477

Commitments and contingencies

Preferred stock, $0.001 par value
2,000,000 shares authorized
Nil shares issued and outstanding	-	-
Common stock, $0.001 par value
300,000,000 shares authorized 215,878,827 and
87,384,135 issued and outstanding, respectively	215,879	87,383
Additional paid in capital	53,776,935	53,541,979
Accumulated Deficit	(108,049,366)	(101,933,888)
Total Stockholders’ Deficit	(54,056,552)	(48,304,526)
Total Liabilities and Stockholders’ Deficit	$19,823,843	$20,306,951

The accompanying notes are an integral part of these financial statements

Wentworth Energy, Inc,
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue
Oil and gas revenue	$110,272	$95,152	$365,154	$420,380
Total revenue	110,272	95,152	365,154	420,380
Operating Expenses
Lease operating expenses	17,170	30,862	57,603	124,931
Depreciation, depletion and amortization	60,855	55,205	171,590	193,498
General and administrative	199,676	239,664	550,343	946,765
Total operating expenses	277,701	325,731	779,536	1,265,194
Loss from operations	(167,429)	(230,579)	(414,382)	(844,814)

Other Income (Expense)
Interest income	935	638	1,444	1,522
Dividend income	-	5,779	-	5,779
Interest and finance costs	(1,831,461)	(1,875,777)	(5,616,926)	(5,630,211)
Other income	-	(7)	-	118,438
Unrealized gain (loss) on derivative contracts	(942,369)	318,049	(85,614)	817,910
Total other expense	(2,772,895)	(1,551,318)	(5,701,096)	(4,686,562)
Loss from continuing operations	(2,940,324)	(1,781,897)	(6,115,478)	(5,531,376)
Loss from discontinued operations	-	-	-	(1,528,965)

Net loss	$(2,940,324)	$(1,781,897)	$(6,115,478)	$(7,060,341)

Net loss per share – Basic and diluted
Continuing operations	$(0.02)	$(0.02)	$(0.04)	$(0.08)
Discontinued operatons	-	-	-	(0.02)
Total	(0.02)	(0.02)	(0.04)	(0.11)

Weighted average shares outstanding
Basic and diluted	194,240,293	73,783,938	155,592,127	66,287,307

The accompanying notes are an integral part of these financial statements

Wentworth Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities
Net loss	$(6,115,478)	$(7,060,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	171,590	193,498
Accretion of asset retirement obligation	5,867	9,343
Stock-based compensation	-	4,222
(Gain) loss on derivative contracts	85,614	(817,910)
Loss on sale of equipment	-	1,169,190
Impairment of equipment	-	359,775
Write off of deposit on lease option	-	(90,000)
Change in operating assets and liabilities:
Accounts receivable	14,712	127,586
Prepaid expenses	(8,209)	12,385
Accounts payable and accrued liabilities	(76,037)	(141,123)
Accrued interest payable	5,616,926	5,629,670
Net cash used in operating activities	(305,015)	(603,705)

Cash Flows from Investing Activities
Proceeds from sale of property and equipment	-	799,802
Change in restricted cash, net	-	(6,117)
Net cash provided by investing activities	-	793,685

Cash Flows from Financing Activities	-	-

Net increase (decrease) in cash	(305,015)	189,980

Cash at beginning of period	582,566	533,692

Cash at end of period	$277,551	$723,672

Supplemental cash flow information
Interest paid	$-	$1,229,207
Income taxes paid	-	-

Supplemental non-cash information
Debt converted to common stock	$193,259	$100,400
Exercise of warrants classified as derivative liabilities	170,193	-
Shares issued upon cashless exercise of warrants	-	13,082
Conversion of warrants	-	762,634

The accompanying notes are an integral part of these financial statements

Wentworth Energy, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

September 30, 2010

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

3. Embedded Derivative Contract Liabilities

As of September 30, 2010, the Company had the following embedded derivative contract liabilities outstanding:

	Convertible Debentures		Senior Secured Convertible Notes		Private Placement Warrants	Total Derivative Contract Liabilities
	Conversion Feature	Warrants	Conversion Feature	Warrants
Derivative contract liabilities, December 31, 2009	$1,131,469	$-	$-	$152,766	$49	$1,284,284
Elimination of derivative liability due to the exercise of conversion option	(170,193)	-	-	-	-	(170,193)
Unrealized gains included in other income (expense) in the consolidated statements of operations	65,586	-	-	20,076	(48)	85,614
Derivative contract liabilities, September 30, 2010	$1,026,862	$-	$-	$172,842	$1	$1,199,705

Each reporting period, the above derivative liabilities are fair valued with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. The above derivative instruments are not designated as hedging instruments.

The valuation of the Company’s embedded derivatives and warrant derivatives are determined primarily using the Black-Scholes option pricing model. To determine the fair value of the derivatives, the Company evaluates assumptions regarding the probability of certain future events. No dividends were assumed due to the nature of the Company’s current business strategy. The fair values of the derivatives as of September 30, 2010 were estimated using the Black-Sholes model with the following assumption: $0.0035 quoted stock price; $0.001 to $8.00 exercise price; 171.46% to 175.08% volatility; .72 to 4.09 years estimated life; zero dividends and a 0.27 to 1.27% discount rate.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2010.

	September 30, 2010
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Liabilities from derivative contracts	$-	$-	$1,199,705	$1,199,705

5. Debt

For the nine months ended September 30, 2010, convertible debentures amounting to $193,259 were converted into 128,494,692 common shares.

6. Related Party Transactions

The Company paid management and consulting fees to its Directors, persons related to Directors or entities controlled by Directors. The total expense for these fees during the nine months ended September 30, 2010 was $63,000. As of September 30, 2010, the outstanding balance owed related to these fees was $60,000.

Also, as of September 30, 2010, the Company had an account receivable of $13,050 due from an entity owned by a former President and director of the Company. The Company determined that it was overpaying overriding royalties to Roboco Energy, Inc., a corporation owned by Mike Studdard, the Company’s former President and former director, and the Barnes family. As a result, the Company recorded an account receivable for the overpayment. This overpayment will be deducted from future royalties.

7. Warrants and Stock-Based Compensation

There were no warrants issued, exercised or that expired during the nine months ended September 30, 2010. Warrants outstanding at September 30, 2010 totaling 73,169,125, have a weighted average remaining life of 3.92 years and have an intrinsic value of $128,752.

The Company utilizes stock options to compensate key employees, directors, officers and consultants. There were no options granted, exercised, forfeited or that expired during the nine months ended September 30, 2010. Total stock based compensation expense was $0 and $4,222 for the nine months ended September 30, 2010 and September 30, 2009 respectively. There was no unrecognized stock-based compensation as of September 30, 2010. Options outstanding as of September 30, 2010 totaling 15,096,000, have a weighted average remaining life of 1.61 years and have an intrinsic value of zero.

8. Asset Retirement Obligation

The following table summarizes the changes in the Company’s asset retirement obligation during the periods ended:

	September 30, 2010	December 31, 2009
Asset retirement obligation, beginning of period	$85,490	$136,174
Asset retirement obligations incurred in the current period	-	-
Asset retirement obligations settled in the current period	-	-
Accretion expense	5,867	12,461
Revisions in estimated cash flows	-	(63,145)
Asset retirement obligation, end of period	$91,357	$85,490

9. Commitments and contingencies

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

The Company has also filed a claim against a third party, and against George Barnes individually, relating to payments made by that third party to Barnico in 2009, despite that third party’s receipt of notice of the Company’s security interest in Barnico’s accounts receivable.

The Company has also filed suit against Barnes and related parties on claims arising out of or related to Barnes’ duties and obligations as a former officer and director, and for cancellation of certain royalty interest deeds to Barnes and related parties. Barnes and related parties has filed counterclaims against the Company. Management, after consultation with counsel, believes that the likelihood for liability, if any, for these counterclaims is remote, and should liability be incurred, the counterclaims will not have a material adverse effect on the Company

The Company is a party to legal actions that arise in the ordinary course of its business.  Based in part on consultation with legal counsel, management believes that (i) the liability, if any, under these claims will not have a material adverse effect on the Company, and (ii) the likelihood that the liability, if any, under these claims is material is remote.

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

Results of Operations

Overview

We experienced net losses of $2.9 million and $1.8 million for the three-months ended September 30, 2010 and 2009 respectively. The increase in the net loss of $1.1 million was due to the change in the unrealized gain (loss) on derivative contracts change from a gain of $.3 million for the three-months ended September 30, 2009 to a loss of $.9 million for the three-months ended September 30, 2010.

We also experienced net losses of $6.1 million and $7.1 million for the nine-months ended September 30, 2010 and 2009 respectively. The decrease in the net loss of $1.0 million was due principally to a decrease in the net loss from discontinued operations ($1.5 million), a decrease in loss from operations ($0.4 million) offset by a decrease in the unrealized gain on derivatives ($.9 million).

Three Months Ended September 30, 2010, Compared to Three Months Ended September 30, 2009

Revenues

Revenue from oil and gas sales was $110 thousand for the three months ended September 30, 2010 compared to $95 thousand for the three months ended September 30, 2009. The decrease in production revenue was primarily due to a decrease in production volumes due to the natural decline in the wells partially offset by higher prices.

Operating Expenses

Our operating costs totaled $278 thousand for the three months ended September 30, 2010, compared to $326 thousand for the three months ended September 30, 2009. The $48 thousand decrease in expenses was due primarily to a decrease in lease operating expense ($13 thousand) and general and administrative expense ($40 thousand), offset by an increase in depletion and depreciation ($5 thousand).

General and Administrative

Total general and administrative costs were $200 thousand for the three months ended September 30, 2010, versus $240 thousand for the three months ended September 30, 2009, a net decrease of $40 thousand. The $40 thousand decrease was due to lower legal and accounting fees because of lower activity.

Finance and Interest Costs

Finance and interest costs were $1.8 million for the three months ended September 30, 2010, compared to $1.9 million for the three months ended September 30, 2009. Finance and interest costs relate primarily to interest accrued on our senior secured convertible notes and our convertible debentures.  Interest decreased due to the partial conversion of the note to equity.

Other (Income) Expense

We had $2.7 million of other expenses for the three months ended September 30, 2010, versus $1.6 million for the three months ended September 30, 2009. In addition to the interest and finance costs discussed above, unrealized gains related to the change in the fair value of the derivative contract liability went from a $.3 million gain for the three months ended September 30, 2009 to a loss of $0.9 million for the three months ended September 30, 2010. The derivative liabilities relate to the fair value of the beneficial conversion feature of our convertible debentures and senior secured convertible notes issued in 2006, and the fair value of the related warrants. Under guidance from ASC 815, the Company is required to report the liability at fair value and record the fluctuation in the fair value to current operations.

Nine Months Ended September 30, 2010, Compared to Nine Months Ended September 30, 2009

Revenues

Revenue from oil and gas sales was $365 thousand for the nine months ended September 30, 2010 compared to $420 thousand for the nine months ended September 30, 2009. The decrease in production revenue was primarily due to a decrease in production volumes due to the natural decline in the wells offset by slightly higher prices.

Operating Expenses

Our operating costs totaled $780 thousand for the nine months ended September 30, 2010, compared to $1,265 thousand for the nine months ended September 30, 2009. The $480 thousand decrease in expenses was primarily due to the decrease of $396 thousand in general and administrative expenses.

General and Administrative

Total general and administrative costs were $550 thousand for the nine months ended September 30, 2010, versus $947 thousand for the nine months ended September 30, 2009, a net decrease of $397 thousand. The $397 thousand decrease was due to lower legal and accounting fees because of lower activity.

Finance and Interest Costs

Finance and interest costs were $5.62 million for the nine months ended September 30, 2010, compared to $5.63 million for the nine months ended September 30, 2009. Finance and interest costs relate primarily to interest accrued on our senior secured convertible notes and our convertible debentures. Interest and finance costs decreased because part of the convertible debentures payable has been converted to equity.

Other (Income) Expense

We had $5.7 million other expenses for the nine months ended September 30, 2010, versus $4.7 million for the nine months ended September 30, 2009. In addition to the interest and finance costs discussed above, unrealized gains related to the change in the fair value of the derivative contract liability went from $0.8 million for the nine months ended September 30, 2009 to $0.1 million for the nine months ended September 30, 2010. The derivative liabilities relate to the fair value of the beneficial conversion feature of our convertible debentures and senior secured convertible notes issued in 2006, and the fair value of the related warrants. Under guidance from ASC 815, the Company is required to report the liability at fair value and record the fluctuation in the fair value to current operations.

Loss from Discontinued Operations

The loss from discontinued operations went from $1.5 million for the nine months ended September 30, 2009 to zero for the nine months ended September 30, 2010. The loss in 2009 relates to the sale of drilling equipment which we repossessed from CamTex Energy in March 2009.

Related Party Transactions

The Company paid management and consulting fees to its Directors, persons related to Directors or entities controlled by Directors. The total expense for these fees during the nine months ended September 30, 2010 was $63,000. As of September 30, 2010, the outstanding balance owed related to these fees was $60,000.

Off Balance Sheet Arrangements

None

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures. The Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of September 30, 2010 that, as a result of the following material weaknesses in internal control over financial reporting as described further in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2010, disclosure controls and procedures were not effective in providing reasonable assurance that material information is made known to them by others within the Company:

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have, however, modified our internal control over financial reporting during our most recent year by adding additional advisors to address deficiencies in the financial closing, review and analysis process, which has improved our internal control over financial reporting. On January 15, 2010 we hired a new Chief Financial Officer to further strengthen our internal controls.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party to various material proceedings, which are described in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2009 under the caption “Item 3. Legal Proceedings”.

As described in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2009, in August 27, 2009, the Company filed a claim against a third party relating to payments made by that third party to Barnico Drilling, Inc. in 2009 despite receiving notice of the Company’s security interest in Barnico’s accounts receivable.  This claim has been amended to include George Barnes as an individual defendant.

The Company has also filed suit against Barnes and related parties on claims arising out of or related to Barnes’ duties and obligations as a former officer and director, and for cancellation of certain royalty interest deeds to Barnes and related parties.  Barnes and related parties have filed counterclaims against the Company.  Management, after consultation with counsel, believes that the likelihood of liability, if any, for these counterclaims is remove, and should liability be incurred, the counterclaims will not have a material adverse effect on the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table describes all securities we issued during the period covered by this report without registering the securities under the Securities Act.

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (A)
July 15, 2010	Common Stock	8,705,882	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $14,800 of convertible debentures	Sec. 4(2)
July 30, 2010	Common Stock	9,150,327	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $14,000 of convertible debentures	Sec. 4(2)
September 13, 2010	Common Stock	9,607,843	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $14,700 of convertible debentures	Sec. 4(2)
September 24, 2010	Common Stock	10,058,824	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $17,100 of convertible debentures	Sec. 4(2)

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

Item 3. Defaults upon Senior Securities

The Company is in default of the terms of its senior secured convertible notes and convertible debentures. The default was effective on October 1, 2008 due to our inability to make interest payments on the senior secured convertible notes that were due October 1, 2008, January 1, 2009, April 1, 2009, July 1, 2009 and October 1, 2009. This resulted in a cross-default under the terms of our convertible debentures. The principal amount of the senior secured convertible notes and convertible debentures is $53.8 million and $1.0 million, respectively, as of September 30, 2010. Accrued interest on these amounts totaled approximately $17.8 million as of September 30, 2010. Upon an event of default, the note holders and debenture holders may require the Company to redeem all or a portion of the notes and debentures.

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

Date: November 16, 2010

/s/ DAVID W. STEWARD

David W. Steward, duly authorized officer

and Principal Executive Officer

Date: November 16, 2010

/s/ ALLEN MCGEE

Allen McGee, Principal Financial Officer