Form 10-Q/A
period 2010-03-31
Wentworth Energy, Inc.
filed 2011-01-04
CIK 1138932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE:  As reported in our Form 8-K filed November 10, 2010, the Board of Directors, based upon a recommendation from management, determined that the Company’s financial statements for the quarterly periods ended March 31, 2010 and June 30, 2010 should no longer be relied upon and should be restated.  This determination was made based on management’s conclusion that interest expense on the Senior Notes for the above periods were understated as a result of non-accrual of the additional 5.85% default interest amounting to $786,482 and  $1,572,964 for the three months ended March 31, 2010 and for the six months ended June 30, 2010, respectively.  As a result, we are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 as originally filed with the Securities and Exchange Commission on May 24, 2010 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” and (ii) Item 3. Defaults upon Senior Securities, and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Wentworth Energy, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2010	2009
	(Restated)
Assets
Current
Cash	$468,517	$582,566
Accounts receivable	102,344	91,488
Prepaid expenses	7,583	17,333
Total Current Assets	578,444	691,387
Long Term
Oil and gas properties (successful efforts):
Royalty interest, net of accumulated depletion of
$162,915 and $154,404, respectively	190,973	199,484
Proved oil and gas properties, net of accumulated
depletion of $693,246 and $639,733 respectively	13,585,176	13,638,649
Unproved oil and gas properties, net	5,672,784	5,672,784
Restricted cash	6,000	6,000
Other property and equipment, net	92,791	98,647
Total Assets	$20,126,168	$20,306,951
Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$89,344	$143,844
Accrued interest payable	14,051,969	12,158,214
Derivative contract liabilities	359,471	1,284,284
Convertible debentures payable	1,098,414	1,163,073
Senior secured convertible notes payable	53,776,572	53,776,572
Total Current Liabilities	69,375,770	68,525,987
Asset retirement obligation	87,446	85,490
Total Liabilities	69,463,216	68,611,477
Commitments and contingencies
Preferred stock, $0.001 par value
2,000,000 shares authorized
Nil shares issued and outstanding	-	-
Common stock, $0.001 par value
300,000,000 shares authorized 134,023,689 and
87,384,135 issued and outstanding, respectively	134,024	87,383
Additional paid in capital	53,621,376	53,541,979
Accumulated Deficit	(103,092,448)	(101,933,888)
Total Stockholders’ Deficit	(49,337,048)	(48,304,526)
Total Liabilities and Stockholders’ Deficit	$20,126,168	$20,306,951

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc,

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31
	2010	2009
Revenue	(Restated)
Oil and gas revenue	$172,872	$190,408
Total revenue	172,872	190,408
Operating Expenses
Lease operating expenses	37,682	41,587
Depreciation, depletion and amortization	67,840	73,078
General and administrative	196,042	388,390
Total operating expenses	301,564	503,055
Loss from operations	(128,692)	(312,647)
Other Income (Expense)
Investment income	453	40
Interest and finance costs	(1,893,755)	(1,877,411)
Other income	-	18,110
Unrealized gain (loss) on derivative contracts	863,434	(1,231,302)
Total other expense	(1,029,868)	(3,090,563)
Loss from continuing operations	(1,158,560)	(3,403,210)
Loss from discontinued operations	-	(359,775)
Net Loss	$(1,158,560)	$(3,762,985)

Net loss per share – Basic and diluted
Continuing operation	$(0.01)	$(0.06)
Discontinued operations	$-	$(0.01)
Weighted average shares outstanding
Basic and diluted	117,176,734	57,193,056

The accompanying notes are an integral part of these financial statements.

Wentworth Energy, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(Restated)
Cash Flows from Operating Activities
Net loss	$(1,158,560)	$(3,762,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	67,840	73,078
Accretion of asset retirement obligation	1,956	3,204
Stock-based compensation	-	4,223
(Gain) loss on derivative contracts	(863,434)	1,231,302
Loss on sale of equipment	-	81
Impairment of equipment	-	359,775
Change in operating assets and liabilities:
Accounts receivable	(10,856)	92,884
Prepaid expenses	9,750	8,250
Accounts payable and accrued liabilities	(54,500)	73,293
Accrued interest payable	1,893,755	1,877,411
Net cash used in operating activities	(114,049)	(39,484)

Cash Flows from Investing Activities
Proceeds from sale of property and equipment	-	475
Change in restricted cash, net	-	(5,000)
Net cash used in investing activities	-	(4,525)

Cash Flows from Financing Activities	-	-

Net decrease in cash	(114,049)	(44,009)
Cash at beginning of period	582,566	533,692
Cash at end of period	$468,517	$489,683

Supplemental cash flow information
Interest paid	$-	$-
Income taxes paid	-	-
Supplemental non-cash information
Debt converted to common stock	$64,659	$72,900
Derivative liability removed due to exercise of warrants	61,379	-

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

3. Restatement of Previously Issued Financial Statements

The financial statements for the three months ended March 31, 2010 and related disclosures in this Amendment No. 1 to the Quarterly Report on Form 10-Q have been restated in accordance with the changes described below.

On November 10, 2010, the Board of Directors, based upon a recommendation from management, determined that the Company’s financial statements for the quarterly period ended March 31, 2010 should no longer be relied upon and should be restated.  This determination was made based on management’s conclusion that interest expense on the Senior Notes for the above period was understated as a result of non-accrual of the additional 5.85% default interest amounting to $786,482 for the three months ended March 31, 2010.

The financial statements and other financial information in this Amendment No. 1 to the March 31, 2010 Form 10-Q have been restated accordingly.

A summary of the effects of this restatement is shown in the following table:

Consolidated Balance Sheet as of March 31, 2010

	As previously Reported	Adjustment	As restated

Accrued interest payable	$ 13,265,487	$ 786,482	$ 14,051,969
Total current liabilities	68,589,288	786,482	69,375,770
Total Liabilities	68,676,734	786,482	69,463,216
Accumulated deficit	(102,305,966)	(786,482)	(103,092,448)
Total Stockholders' Deficit	(48,550,566)	(786,482)	(49,337,048)

Consolidated Statement of Operations for the Three Months Ended March 31, 2010

	As previously reported	Adjustment	As restated

Interest and finance costs	$ (1,107,273)	$ (786,482)	$ (1,893,755)
Total other expense	(243,386)	(786,482)	(1,029,868)
Loss from continuing operations	(372,078)	(786,482)	(1,158,560)
Net loss	(372,078)	(786,482)	(1,158,560)
Net loss per share – Basic and diluted
Continuing operations	(0.00)	(0.01)	(0.01)

The adjustment to the consolidated statement of cash flows for the three months ended March 31, 2010 did not result in any changes to the amounts previously reported for net cash used in operating activities, investing activities or financing activities.

4. Embedded Derivative Contract Liabilities

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

5. Fair Value Measurements

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

	March 31, 2010
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Liabilities from derivative contracts	$-	$-	$359,471	$359,471

6. Debt

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

10. Subsequent Events

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

Results of Operations

Overview

We had a net loss of $1.2 million for the three months ended March 31, 2010, compared to a net loss of $3.8 million for the three months ended March 31, 2009. The decrease in the net loss was principally due to the increase in the non-cash gain on the derivative liabilities as a result of the change in their fair values. There was a non-cash gain of $.86 million for the three months ended March 31, 2010, compared to a loss of $1.2 million for the three months ended March 31, 2009. There was also a decrease in impairment of oil and gas properties ($0.4 million), and a decrease in general and administrative expense ($0.2 million) as more fully explained below.

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

Interest and Finance Costs

Interest and finance costs were $1.9 million in the three months ended March 31, 2010, compared to $1.9 million for the three months ended March 31, 2009. Interest and finance costs relate primarily to interest accrued on our senior secured convertible notes and our convertible debentures.

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

Item 3. Defaults upon Senior Securities

The Company is in default of the terms of its senior secured convertible notes and convertible debentures. The default was effective on October 1, 2008 due to our inability to make interest payments on the senior secured convertible notes that were due October 1, 2008, January 1, 2009, April 1, 2009, July 1, 2009 and October 1, 2009. This resulted in a cross-default under the terms of our convertible debentures. The principal amount of the senior secured convertible notes and convertible debentures is $53.8 million and $1.1 million, respectively, as of March 31, 2010. Accrued interest on these amounts totaled approximately $14.0 million as of March 31, 2010. Upon an event of default, the note holders and debenture holders may require the Company to redeem all or a portion of the notes and debentures.

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

Date: January 4, 2011

/s/ DAVID W. STEWARD

David W. Steward, duly authorized officer

and Principal Executive Officer

Date: January 4, 2011

/s/ ALLEN MCGEE

Allen McGee, Principal Financial Officer