Form 10-Q/A
period 2010-06-30
Wentworth Energy, Inc.
filed 2011-01-04
CIK 1138932

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

EXPLANATORY NOTE: As reported in our Form 8-K filed November 10, 2010, the Board of Directors, based upon a recommendation from management, determined that the Company’s financial statements for the quarterly periods ended March 31, 2010 and June 30, 2010 should no longer be relied upon and should be restated.  This determination was made based on management’s conclusion that interest expense on the Senior Notes for the above periods were understated as a result of non-accrual of the additional 5.85% default interest amounting to $786,482 and  $1,572,964 for the three months ended March 31, 2010 and for the six months ended June 30, 2010, respectively.  As a result, we are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 as originally filed with the Securities and Exchange Commission on August 16, 2010 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” and (ii) Item 3. Defaults upon Senior Securities, and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Wentworth Energy, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30	December 31,
	2010	2009
	(Restated)
Assets
Current
Cash	$414,641	$582,566
Accounts receivable	64,693	91,488
Prepaid expenses	2,958	17,333
Total Current Assets	482,292	691,387

Long Term
Oil and gas properties (successful efforts):
Royalty interest, net of accumulated depletion of
$172,092 and $154,404, respectively	181,796	199,484
Proved oil and gas properties, net of accumulated
depletion of $721,109 and $639,773 respectively	13,557,313	13,638,649
Unproved oil and gas properties, net	5,672,784	5,672,784
Restricted cash	6,000	6,000
Other property and equipment, net	86,936	98,647
Total Assets	$19,987,121	$20,306,951

Liabilities and Stockholders' Deficit
Current
Accounts payable and accrued liabilities	$66,547	$143,844
Accrued interest payable	15,943,679	12,158,214
Derivative contract liabilities	299,554	1,284,284
Convertible debentures payable	1,030,414	1,163,073
Senior secured convertible notes payable	53,776,572	53,776,572
Total Current Liabilities	71,116,766	68,525,987

Asset retirement obligation	89,401	85,490
Total Liabilities	71,206,167	68,611,477

Commitments and contingencies

Preferred stock, $0.001 par value
2,000,000 shares authorized
Nil shares issued and outstanding	-	-
Common stock, $0.001 par value
300,000,000 shares authorized 178,355,951 and
87,384,135 issued and outstanding, respectively	178,356	87,383
Additional paid in capital	53,711,640	53,541,979
Accumulated Deficit	(105,109,042)	(101,933,888)
Total Stockholders’ Deficit	(51,219,046)	(48,304,526)
Total Liabilities and Stockholders’ Deficit	$19,987,121	$20,306,951

The accompanying notes are an integral part of these financial statements

Wentworth Energy, Inc,

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(Restated)		(Restated)
Revenue
Oil and gas revenue	$82,010	$134,820	$254,882	$325,228
Total revenue	82,010	134,820	254,882	325,228
Operating expenses
Lease operating expenses	2,751	52,482	40,433	94,069
Depreciation, depletion and amortization	42,895	65,215	110,735	138,293
General and administrative	154,625	318,711	350,667	707,101
Total operating expenses	200,271	436,408	501,835	939,463
Loss from operations	(118,261)	(301,588)	(246,953)	(614,235)

Other income (expense)
Interest income	56	844	509	884
Interest and finance costs	(1,891,710)	(1,876,482)	(3,785,465)	(3,754,434)
Other income	-	99,712	-	118,364
Unrealized gain (loss) on derivative contracts	(6,679)	1,731,164	856,755	499,861
Total other expense	(1,898,333)	(44,762)	(2,928,201)	(3,135,325)
Loss from continuing operations	(2,016,594)	(346,350)	(3,175,154)	(3,749,560)
Loss from discontinued operations	-	(1,169,109)	-	(1,528,884)

Net loss	$(2,016,594)	$(1,515,459)	$(3,175,154)	$(5,278,444)

Net loss per share – Basic and diluted
Continuing operations	$(0.01)	$(0.01)	$(0.02)	$(0.06)
Discontinued operations	$-	$(0.02)	$-	$(0.02)

Weighted average shares outstanding
Basic and diluted	154,512,500	67,702,608	135,947,755	62,476,864

The accompanying notes are an integral part of these financial statements

Wentworth Energy, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30
	2010	2009
	(Restated)
Cash Flows from Operating Activities
Net loss	$(3,175,154)	$(5,278,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	110,735	138,293
Accretion of asset retirement obligation	3,911	6,229
Stock-based compensation	-	4,222
Gain on derivative contracts	(856,755)	(499,861)
Loss on sale of equipment	-	1,169,190
Impairment of equipment	-	359,775
Write off of deposit on lease option	-	(90,000)
Change in operating assets and liabilities:
Accounts receivable	26,795	125,017
Prepaid expenses	14,375	12,319
Accounts payable and accrued liabilities	(77,297)	(76,394)
Accrued interest payable	3,785,465	3,753,893
Net cash used in operating activities	(167,925)	(375,761)

Cash Flows from Investing Activities
Proceeds from sale of property and equipment	-	100,475
Change in restricted cash, net	-	(5,804)
Net cash provided by investing activities	-	94,671

Cash Flows from Financing Activities	-	-

Net decrease in cash	(167,925)	(281,090)

Cash at beginning of period	582,566	533,692

Cash at end of period	$414,641	$252,602

Supplemental cash flow information
Interest paid	$-	$-
Income taxes paid	-	-

Supplemental non-cash information
Debt converted to common stock	$132,659	$100,400
Exercise of warrants classified as derivative liabilities	127,975	-
Receivable for fixed assets sold	-	699,327
Warrants previously recorded as derivatives	-	60,531

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

3. Restatement of Previously Issued Financial Statements

The financial statements for the three and six months ended June 30, 2010 and related disclosures in this Amendment No. 1 to the Quarterly Report on Form 10-Q have been restated in accordance with the changes described below.

On November 10, 2010, the Board of Directors, based upon a recommendation from management, determined that the Company’s financial statements for the quarterly period ended June 30, 2010 should no longer be relied upon and should be restated.  This determination was made based on management’s conclusion that interest expense on the Senior Notes for the above period was understated as a result of non-accrual of the additional 5.85% default interest amounting to $786,482 and  $1,572,964 for the three and six months ended June 30, 2010, respectively.

The financial statements and other financial information in this Amendment No. 1 to the June 30, 2010 Form 10-Q have been restated accordingly.

A summary of the effects of this restatement is shown in the following table:

Consolidated Balance Sheet as of June 30, 2010

	As previously reported	Adjustment	As restated

Accrued interest payable	$ 14,370,715	$ 1,572,964	$ 15,943,679
Total current liabilities	69,543,802	1,572,964	71,116,766
Total liabilities	69,633,203	1,572,964	71,206,167
Accumulated deficit	(103,536,078)	(1,572,964)	(105,109,042)
Total Stockholders' Deficit	(49,646,082)	(1,572,964)	(51,219,046)

Consolidated Statement of Operations for the Six Months Ended June 30, 2010

	As previously reported	Adjustment	As restated

Interest and finance costs	$ (2,212,501)	$ (1,572,964)	$ (3,785,465)
Total other expense	(1,355,237)	(1,572,964)	(2,928,201)
Loss from continuing operations	(1,602,190)	(1,572,964)	(3,175,154)
Net loss	(1,602,190)	(1,572,964)	(3,175,154)
Net loss per share – Basic and diluted
Continuing operations	(0.01)	(0.01)	(0.02)

Consolidated Statement of Operations for the Three Months Ended June 30, 2010

	As previously reported	Adjustment	As restated

Interest and finance costs	$ (1,105,228)	$ (786,482)	$ (1,891,710)
Total other expense	(1,111,851)	(786,482)	(1,898,333)
Loss from continuing operations	(1,230,112)	(786,482)	(2,016,594)
Net loss	(1,230,112)	(786,482)	(2,016,594)
Net loss per share – Basic and diluted
Continuing operations	(0.01)	-	(0.01)

The adjustment to the consolidated statement of cash flows for the six months ended June 30, 2010 did not result in any changes to the amounts previously reported for net cash used in operating activities, investing activities or financing activities.

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

	June 30, 2010
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Liabilities from derivative contracts	$-	$-	$299,554	$299,554

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

Results of Operations

Overview

We experienced net losses of $2.0 million and $1.5 million for the three-months ended June 30, 2010 and 2009 respectively. The increase in the net loss of $0.5 million was due to a decrease in the net loss from discontinued operations ($1.2 million) offset by a reduction in the unrealized gain on derivatives ($1.7 million).

We also experienced net losses of $3.2 million and $5.3 million for the six-months ended June 30, 2010 and 2009 respectively. The decrease in the net loss of $2.1 million was due principally to a decrease in the net loss from discontinued operations ($1.5 million), a decrease in operating expenses ($0.3 million) and by an increase in the unrealized gain on derivatives ($.3 million).

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

Finance and Interest Costs

Finance and interest costs were $1.9 million for the three months ended June 30, 2010, compared to $1.9 million for the three months ended June 30, 2009. Finance and interest costs relate primarily to interest accrued on our senior secured convertible notes and our convertible debentures.

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

Finance and Interest Costs

Finance and interest costs were $3.8 million for the six months ended June 30, 2010, compared to $3.8 million for the six months ended June 30, 2009. Finance and interest costs relate primarily to interest accrued on our senior secured convertible notes and our convertible debentures.

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

Date	Description	Number	Purchaser	Proceeds($)	Consideration	Exemption(A)
January 8, 2010	Common stock	4,264,706	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $5,800 of convertible debentures	Sec. 4(2)
January 12, 2010	Common stock	4,454,545	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $4,900 of convertible debentures	Sec. 4(2)
January 21, 2010	Common stock	4,636,364	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $5,100 of convertible debentures	Sec. 4(2)
January 22, 2010	Common stock	4,909,091	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $5,400 of convertible debentures	Sec. 4(2)
January 26, 2010	Common stock	5,144,545	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $5,659 of convertible debentures	Sec. 4(2)
January 27, 2010	Common stock	5,363,636	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $5,900 of convertible debentures	Sec. 4(2)
February 3, 2010	Common stock	5,666,667	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $8,500 of convertible debentures	Sec. 4(2)
February 25, 2010	Common stock	5,941,176	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $10,100 of convertible debentures	Sec. 4(2)
March 8, 2010	Common stock	6,258,824	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $13,300 of convertible debentures	Sec. 4(2)
April 9, 2010	Common stock	6,554,622	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $11,700 of convertible debentures	Sec. 4(2)
April 12, 2010	Common stock	6,834,734	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $12,200 of convertible debentures	Sec. 4(2)
May 5, 2010	Common stock	7,205,882	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $9,800 of convertible debentures	Sec. 4(2)
June 2, 2010	Common stock	7,543,253	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $10,900 of convertible debentures	Sec. 4(2)
June 9, 2010	Common stock	7,889,273	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $11,400 of convertible debentures	Sec. 4(2)
June 14, 2010	Common stock	8,304,498	YA Global Investments, L.P. (f/k/a Cornell Capital, L.P.)	Nil	Issuance of common stock upon conversion of $12,000 of convertible debentures	Sec. 4(2)

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

Item 3. Defaults upon Senior Securities

The Company is in default of the terms of its senior secured convertible notes and convertible debentures. The default was effective on October 1, 2008 due to our inability to make interest payments on the senior secured convertible notes that were due October 1, 2008, January 1, 2009, April 1, 2009, July 1, 2009 and October 1, 2009. This resulted in a cross-default under the terms of our convertible debentures. The principal amount of the senior secured convertible notes and convertible debentures is $53.8 million and $1.0 million, respectively, as of June 30, 2010. Accrued interest on these amounts totaled approximately $15.9 million as of June 30, 2010. Upon an event of default, the note holders and debenture holders may require the Company to redeem all or a portion of the notes and debentures.

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